Form 10QSB
period 1996-03-31
UNION FINANCIAL BANCSHARES INC
filed 1996-05-13
CIK 926164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended  March 31, 1996

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from  ----------  to  ----------


                      COMMISSION FILE NUMBER 1-5735


                     UNION FINANCIAL BANCSHARES, INC.
                     --------------------------------

     Delaware                                   57- 1001177
(Jurisdiction of Incorporation)        (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                  29379
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:  (864)427-7692

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    [X]    No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 404,990 shares, $0.01 par value, common stock as of April 30, 1996.

                     UNION FINANCIAL BANCSHARES, INC.


                                 INDEX

Part I.              FINANCIAL INFORMATION                                PAGE

     Item 1.  Consolidated Financial Statements (unaudited)

     Consolidated Balance Sheets as of March 31, 1996 and September
     30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

     Consolidated Statements of Income for the three and six months
     ended March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . .     2

     Consolidated Statements of Cash Flows for the six months ended
     March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . .   3-4

     Notes to Consolidated Financial Statements . . . . . . . . . . . .   5-9


     Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations. . . . . . . . . . . . . . . . . . . . . . . 10-15


Part II.             OTHER INFORMATION. . . . . . . . . . . . . . . . . 16-17

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 1996 (unaudited) and September 30, 1995

                                               March 31,        September 30,
                                               1996             1995
ASSETS                                         ---------        ---------
                                                     (In Thousands)
Cash                                        $      439          $     253
Short term interest-bearing deposits             1,747              3,552
Total cash and cash equivalents                  2,186              3,805
Time deposits                                        0                 99
Investment and mortgage-backed securities:
 Held to maturity                                    0             12,682
 Available for sale                             38,830             27,198
Total investment and mortgage-backed securities 38,830             39,880
Loans receivable, net:
 Held for sale                                       0                  0
 Held for investment                            71,254             73,431
Total loans receivable, net                     71,254             73,431
Office properties and equipment,net              1,711              1,714
Federal Home Loan Bank Stock, at cost              753                753
Accrued interest receivable                      1,022                880
Real estate acquired through foreclosure             2                 30
Other assets                                       330                287
                                              --------           --------
TOTAL ASSETS                                  $116,088           $120,879

LIABILITIES

Deposit accounts                              $ 96,085           $ 96,750
Advances from the Federal Home
 Loan Bank and other borrowings                  7,236             13,080
Accrued interest on deposits                        27                 30
Advances from borrowers for taxes and insurance    251                434
Other liabilities                                  252                729
                                              --------           --------
TOTAL LIABILITIES                              103,851            109,023

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
 authorized - 2,000,000 shares, issued
 and outstanding - None                              0                  0
Common Stock - $0.01 par value,
 authorized - 1,500,000 shares,
 issued and outstanding - 403,490 shares             4                  4
Additional paid-in capital                       3,861              3,860
Unrealized gain (loss) on investment and
 mortgage-backed securities available for sale    (101)              (128)

Retained earnings, substantially restricted      8,473              8,120
                                              --------           --------
TOTAL SHAREHOLDERS' EQUITY                      12,237             11,856

TOTAL LIABILITIES AND SHARE HOLDERS' EQUITY   $116,088           $120,879
                                              ========           ========

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended March 31, 1996 and 1995 (unaudited)


                                   Three Months Ended     Six Months Ended
                                   March 31,  March 31,   March 31,  March 31,
                                     1996       1995       1996       1995
                                            (Dollars in Thousands)
                                    ------     ------      ------    ------
Interest Income:
 Loans                              $1,606     $1,689      $3,180    $3,285
 Deposits and federal funds sold        16         20          44        41
 Mortgage-backed securities            269        279         533       524
 Interest and dividends on
  investment securities                337        291         655       687
                                    ------     ------      ------    ------
Total Interest Income                2,228      2,279       4,412     4,537

Interest Expense:
 Deposit accounts                    1,123        953       2,269     1,891
 Advances from the FHLB and
  other borrowings                     131        289         291       548
                                    ------     ------      ------    ------
Total Interest Expense               1,254      1,242       2,560     2,439

Net Interest Income                    974      1,037       1,852     2,098
 Provision for loan losses              (5)        10           0        70
Net Interest Income After           ------     ------      ------    ------
 Provision for Loan Losses             979      1,027       1,852     2,028

Non-Interest Income:
 Fees for financial services           103         66         197       132
 Loan servicing fees                    19         19          42        31
 Gains (losses) on sale of loans         0         12           7         7
                                    ------     ------      ------    ------
Total Non-Interest Income              122         97         246       170

Non-Interest Expense:
 Compensation and employee benefits    306        334         637       633
 Occupancy and equipment               131        109         272       196
 Deposit insurance premiums             53         48         107       118
 Professional services                  37         57          79       103
 Real estate operations                 (6)        13          (3)       19
 Other                                 112         98         203       183
                                    ------     ------      ------    ------
Total Non-Interest Expense             633        659       1,295     1,252

Income Before Income Taxes             468        465         803       946
 Income tax expense                    145        189         249       379
                                    ------     ------      ------    ------
Net Income                             323        276         554       567

Net Income Per Common Share          $0.80      $0.70       $1.37     $1.45

Weighted Average Number of
 Common Shares Outstanding         403,490    391,539     403,451   392,594

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1996 and 1995 (unaudited)

                                                     Six Months Ended
                                                March 31,          March 31,
                                                  1996              1995
                                                      (In Thousands)
OPERATING ACTIVITIES:                           -------            -------

Net income                                        $ 554             $  567
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Provision for loan losses                            0                  70
 Depreciation expense                                87                  67
 Provision for and (gain)/loss on
  real estate owned, net                             (8)                  0
Rental proceeds and cash recovery
 applied to reduce real estate owned                  0                   9
 Recognition of deferred income, net of costs       (92)                (60)
 Deferral of fee income, net of costs               162                  58
 (Gain) loss on sale of investment and mortgage
   backed securities available for sale              (2)                  0
 Loan originated for sale                          (805)             (1,637)
 Proceeds from loans sold                           805               1,637
 Loss (gain) on sale of loans held for sale          (5)                 (7)
 (Increase) decrease in accrued interest receivable (142)                44
 (Increase) decrease in other assets                 (42)             1,078
 (Decrease) increase in other liabilities           (660)              (772)
 Increase (decrease) in accrued interest payable      (3)                57
                                                   ------            ------
Net cash (used by provided by operating activities  (151)             1,111

INVESTING ACTIVITIES:

Purchases of time deposits                              0              (100)
Maturities of time deposits                            99               299
Purchase of investment and mortgage-backed securities:
 Held to maturity                                       0              (628)
 Available for sale                                (6,020)           (4,495)
Proceeds from sale of investment
 and mortgage-backed securities:
 Held to maturity                                       0                 0
 Available for sale                                 2,953             2,895
Proceeds from maturity of investment
 and mortgage-backed securities:
 Held to maturity                                       0               100
 Available for sale                                 2,751               410
Principal repayments on mortgage-backed securities:
 Held to maturity                                       0               414
 Available for sale                                 1,218             1,790
Loan originations                                  (8,562)          (14,191)
Principal repayments of loans                      10,807             6,259
Proceeds from sale of real estate
 acquired in settlement of loans                       36               101
Property improvements to real estate owned              0                 0
Purchase of FHLB stock                                  0              (459)
Redemption of FHLB stock                                0                 0
Purchase of office properties and equipment          (141)              (95)
Net cash provided by (used by)                     ------            ------
 investing activities                              $3,141           $(7,700)
                                                   ======            =======

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1996 and 1995 (unaudited)

                                                       Six Months Ended
                                                    March 31,       March 31,
                                                     1996             1995
                                                         (In Thousands)
FINANCING ACTIVITIES:                               -------         -------

Proceeds from the exercise of stock options       $      1        $       25
Dividends paid in cash ($0.25 per share - 1996
 and $0.50 per share - 1995)                          (101)             (197)
Stock redemption                                         0               (94)
Proceeds from FHLB advances and other borrowings      9,461            45,500
Repayment of FHLB advances and other borrowings     (15,305)          (34,660)
Increase (decrease) in deposit accounts               1,335            (4,509)
                                                    -------           -------
Net cash (used by) provided by financial activities  (4,609)            6,065
                                                    -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (1,619)             (524)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      3,805             3,223
                                                    -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            2,186             2,699
                                                    =======           =======
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
 Income taxes                                       $   674         $     145
 Interest                                             2,563             2,382

Non-cash transactions:
 Loans foreclosed                                   $     0         $      30

                     UNION FINANCIAL BANCSHARES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Presentation of Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

     On November 9, 1994, Union Federal Savings Bank (the "Bank") reorganized into the holding company form of ownership (the "Reorganization"), resulting in Union Financial Bancshares, Inc. (the "Registrant," "Union Financial" or the "Corporation") becoming the sole stockholder of the Bank (after resolution of dissenters' rights). Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant, respectively, as a result of the Reorganization. The consolidated financial statements as of March 31, 1996 and for the three and six months ended March 31, 1996 and 1995 include the accounts of Union Financial and the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

     Prior to the Reorganization, Union Financial had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the Bank, the Registrant has engaged in no significant activity other than holding the stock of the Bank and engaging in certain passive investment activities.

     In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114") (which was subsequently amended by SFAS No. 118). It requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan s effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral if the loan is collateral dependent. The Statement applies to financial statements for fiscal years beginning after December 15, 1994. The Corporation implemented this standard effective October 1, 1995. Implementation of the Statement did not have a material impact on financial condition or results of operations.

PAGE

     The Corporation maintains an allowance for impaired loans based on a combination of evaluation of impairment of smaller balance, homogeneous loans such as consumer loans and 1-4 family real estate mortgages and specific identification of impaired loans based on delinquency status and other factors related to the borrower s ability to repay the loan. The risk characteristics used to aggregate loans are collateral type, borrower s financial condition and geographic location.

     The Corporation's policy is to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method. At March 31, 1996, there were no impaired loans.

     In connection with adopting the guidance in A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities published by the FASB in November, 1995, management reclassified all held-to-maturity securities to the available-for-sale classification. The securities transferred had a total amortized cost of approximately $12,101,000 and a total market value of approximately $12,266,000. The transfer resulted in an unrealized gain of approximately $165,000.

     In March 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for the Corporation for the fiscal year ending September 30, 1997, although earlier application is encouraged. Based on the Corporation s present assets, this statement is not expected to have a significant impact on the Corporation's financial statements.

     In May 1995, the FASB issued SFAS 122, Accounting for Mortgage Servicing Rights, which amends SFAS 65, Accounting for Mortgage Banking Activities.
This statement allows the capitalization of servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to this statement, originated mortgage servicing rights were generally accorded off-balance sheet treatment. The statement is effective for the Corporation for the fiscal year ending September 30, 1997. The adoption is not expected to have a material effect on the company's financial condition or results of operations.

     The FASB issued SFAS 123, Accounting for Stock-Based Compensation, in October 1995. This statement supersedes APB Opinion 25, Accounting for Stock Issued to Employees and established financial accounting and reporting standards for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Though they may be adopted at issuance, the disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. The Corporation has not determined the impact of adopting SFAS 123 but believes the impact, if any, will be immaterial.

2.     Income Per Share

     Income per share amounts for the three and six months ended March 31, 1996 and 1995 were computed based on the weighted average number of common shares outstanding during the periods. Stock options outstanding are not considered in determining weighted average shares outstanding because they have no significant dilutive effect.

3.     Assets Pledged

     Approximately $2,375,000 and $3,600,000 of debt securities at September 30, 1995 and March 31, 1996, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, the City of Union and certain other liabilities. The Bank pledges as collateral to Federal Home Loan Bank advances their Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% the unpaid principal balances, 100% of total advances.

4.     Contingencies and Loan Commitments

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

PAGE

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 1996 related to these items is summarized below:


                                                              Contract Amount
Loan commitments:
                  Approved loan commitments                      $ 3,251,000
                  Unadvanced portion of loans                        544,000
                                                                 -----------
                  Total loan commitments                         $ 3,795,000

     Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by- case basis. The amount of collateral obtained upon extension of credit is based on management s credit evaluation of the counterparty. Collateral held is primarily residential property. Interest rates on loan commitments are a combination of fixed and variable.

     Commitments outstanding at March 31, 1996 consist of adjustable and fixed rate loans of approximately $325,000 and $3,470,000, respectively, at rates ranging from 6.5% to 11.5%. Commitments to originate loans generally expire within 30 to 60 days.

     Commitments to fund credit lines (principally variable rate, consumer lines, secured by real estate and overdraft protection) totaled approximately $1,055,000. Of these lines, the outstanding loan balances totaled approximately $1,618,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $1,000,000, which had an outstanding balance at March 31, 1996 of approximately $706,000.

     Effective, January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ("BIF"). Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to Savings Association Insurance Fund ("SAIF") member institutions, the FDIC has retained the existing rate schedule of 23 to 31 basis points. Proposed federal legislation would recapitalize the SAIF and resolve the current premium disparity by requiring savings associations like the Bank to pay a one-time assessment to increase the SAIF s reserves to $1.25 per $100 of deposits. The assessment is expected to be approximately 80 basis points on the amount of deposits held by a SAIF member institution at March 31, 1995. The payment of a one-time fee would have the effect of immediately reducing the capital and pre-tax earnings of SAIF-member institutions by the amount of the fee. Based on the Bank s assessable deposits of approximately $92.8 million at March 31, 1995, a one-time assessment of 80 basis points would equal approximately $742,000. Management cannot predict whether any legislation, including legislation imposing such a fee, will be enacted, or, if enacted, the amount of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On November 9, 1994, Union Federal Savings Bank (the "Bank") reorganized into the holding company form of ownership (the "Reorganization"), resulting in Union Financial Bancshares, Inc. (the "Corporation") becoming the sole stockholder of the Bank (after resolution of dissenters' rights). Pursuant to an Agreement and Plan of Reorganization, dated May 23, 1994, between the Corporation and the Bank, each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Corporation and options to acquire shares of common stock of the Corporation, respectively, as a result of the Reorganization.

     Effective, January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ("BIF"). Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to Savings Association Insurance Fund ("SAIF") member institutions, the FDIC has retained the existing rate schedule of 23 to 31 basis points. Proposed federal legislation would recapitalize the SAIF and resolve the current premium disparity by requiring savings associations like the Bank to pay a one-time assessment to increase the SAIF s reserves to $1.25 per $100 of deposits. The assessment is expected to be approximately 80 basis points on the amount of deposits held by a SAIF member institution at March 31, 1995. The payment of a one-time fee would have the effect of immediately reducing the capital and pre-tax earnings of SAIF-member institutions by the amount of the fee. Based on the Bank s assessable deposits of approximately $92.8 million at March 31, 1995, a one-time assessment of 80 basis points would equal approximately $742,000. Management cannot predict whether any legislation, including legislation imposing such a fee, will be enacted, or, if enacted, the amount of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

FINANCIAL CONDITION

     At March 31, 1996 total assets of the Corporation decreased 3.97% to $116,088,000 from $120,879,000 at September 30, 1995. This reduction was due primarily to a decrease in net loans receivable of approximately $2,176,000 or 2.97% during the six months ended March 31, 1996. The previous year loan balances included approximately $4,300,000 in construction loans as compared to the current period balance of approximately $1,900,000. The current year trend for loan production is a focus toward more conventional, lower risk loans. Total cash and cash equivalents also decreased from $3,805,000 at September 30, 1995 to $2,186,000 at March 31, 1996, a decrease of $1,619,000
or 42.55%.   Total investment and mortgage-backed securities experienced a decrease of $1,050,000, or 2.64%, to $38,830,000 during the six months ended March 31, 1996. The reduction in cash equivalents and securities were utilized to reduce borrowings. Deposits increased $1,335,000 or 1.41% to $96,085,000 for the six months ended March 31, 1996. This increase was due to an increased emphasis on core deposits through product development along with increased advertising. Borrowings decreased from $13,080,000 at September 30, 1995 to $7,236,000 at March 31, 1996, a decrease of $5,844,000 or 44.68%
as a result of increased deposits along with reductions in securities and cash equivalents.

     Net gains of $7,000 were realized on the sale of whole loans to the Federal Home Loan Mortgage Corporation ("FHLMC") for the six months ended March 31, 1996. The loans sold to FHLMC were current production. Interest rates have recently increased to such an extent that management believes it is more prudent to retain conforming loans. This practice will be reviewed periodically in order to ascertain its continued economic benefit.

     As of March 31, 1996, real estate acquired through foreclosure ("REO") consisted of two properties with a net book value of $2,000. Repossessed assets, which are included in other assets, consisted of $36,000 of automobiles as of March 31, 1996. REO and repossessed assets are carried at their estimated fair values less estimated selling costs.

LIQUIDITY

     Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

     The OTS imposes a minimum level of liquidity on the Bank which is currently 5% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 18.81% as of March 31, 1996. As in the past, management expects that the Bank can meet its obligations to fund outstanding loan commitments, which were approximately $3,251,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of March 31, 1996, while maintaining liquidity in excess of regulatory requirements. In addition, the Bank believes that it can meet any deposit liability maturities through a combination of replacement of the deposits with deposits of a similar type and through its borrowing capacity with the Federal Home Loan Bank.


CAPITAL RESOURCES

     The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 3% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

     As of March 31, 1996, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):


                                          Requirement     Actual        Excess
                                          -----------    -------       -------
Tangible capital                             $ 1,737     $11,816       $10,079
Tangible capital to adjusted total assets      1.50%      10.20%         8.70%

Core capital                                 $ 3,475     $11,816       $ 8,341
Core capital to adjusted total assets          3.00%      10.20%         7.20%

Risk based capital                           $ 4,315     $12,490       $ 8,175
Risk based capital to risk weighted assets     8.00%      23.16%        15.16%

The reported capital requirements are based on information reported in the OTS March 31, 1996 quarterly thrift financial report.

Results of Operations for the Six Months Ended March 31, 1996 and 1995

GENERAL

     Net income decreased $13,000 or 2.30% to $554,000 for the six months ended March 31, 1996 as compared to the same period in 1995. The decrease in net income was due primarily to a 4.97% increase in total interest expense for the six months ended March 31, 1996 as compared to the same period in 1995.

INTEREST INCOME

     Interest income decreased $125,000 or 2.76% for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995.
Interest income on loans, due to lower volumes, decreased 3.23% or $106,000 to $3,179,000 for the six months ended March 31, 1996 from $3,285,000 for the six months ended March 31, 1995. The lower loan volumes were a direct result of reductions in construction loan balances with net balances for six months ended March 31, 1996 at approximately $1,900,000 compared to approximately $10,400,000 for the same previous year period. The trend in loan production for the current fiscal year is toward more conventional lending. Interest income on deposits and federal funds sold and on mortgage-backed securities increased $3,000 and $9,000, respectively, for the six months ended March 31, 1996 as compared to the same period in the prior year. Interest and dividends on investment securities decreased $32,000 or 4.66% for the six months ended March 31, 1996 to $655,000 from $687,000 during the same period in 1995. The decrease was due primarily to a decrease in volume and in interest rates.

INTEREST EXPENSE

     The Bank experienced an overall increase of $121,000 or 4.97% in interest expense for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995. Interest expense on deposit accounts increased $377,000 or 19.94% to $2,268,000 for the six months ended March 31, 1996 from $1,891,000 during the same period in 1995. In addition to higher rates, deposit balances increased $3,284,000 with balances as of March 31, 1996 at $96,085,000 compared to $92,801,000 for the comparable period for the previous year. Interest expense on borrowings decreased $257,000 or 46.90% for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995. Lower volumes in FHLB advances for the six months ended March 31, 1996 as compared to the same period for the previous year accounted for this decrease.

PROVISION FOR LOAN LOSS

     During the six months ended March 31, 1996, provisions for loan losses decreased $70,000 or 100% from $70,000 during the same period in the previous year. Additional provisions were not established due to the reduction in the loan portfolio balance and the current year focus toward more conventional lending. Management believes the Bank's loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at March 31, 1996 were approximately 1.18% of the Bank's outstanding loan portfolio, net as compared to 0.97% for the comparable period in the prior year.

     The following table sets forth information with respect to the Bank's non-performing assets for the period indicated (dollars in thousands):


                                       March 31, 1996       September 30, 1995
                                       --------------       ------------------
Non-accruing loans which are
 contractually past due 90 days
 or more:

 Real Estate:
   Residential                              $ 544                    $ 249
   Commercial                                  74                       88
   Construction                                --                       --
 Non-mortgage                                  --                       --
Total                                       $ 618                    $ 337

Percentage of loans receivable, net          0.87%                    0.46%

Allowance for loan losses                   $ 843                    $ 878

Real estate acquired through
 foreclosure and repossessed
 assets, net of allowances                  $  37                    $  40

OTHER INCOME AND EXPENSE

     Total other income increased $76,000 or 44.71% to $246,000 for the six months ended March 31, 1996 from $170,000 for the same period in the previous year. This increase was due in large part to an increase in fees for financial services of $65,000 or 49.25% during the six months ended March 31, 1996 as compared to the six months ended March 31, 1995. There were also increases in loan servicing fees of $11,000 for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995.

     For the six months ended March 31, 1996, total other expense increased $43,000 or 3.44% to $1,295,000 from $1,252,000 for the same period in 1995.
The increase was due primarily to an increase in occupancy and equipment expense of $76,000 for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995. Occupancy and equipment expense increased due to increases in maintenance and service corporation expenses. These increases were partially offset by a decrease in deposit insurance premiums for the six months ended March 31, 1996 due to decreased average volumes in deposits as compared to the same period in the previous year.

                       PART  II  - OTHER INFORMATION


Item 1.     Legal Proceedings

     The Corporation is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Corporation.

Item 2.     Changes in Securities

     Not applicable.

Item 3.     Defaults upon Senior Securities

     Not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on January 24, 1996. The results of the vote on the matters presented at the meeting is as follows:

     1> The following individuals were elected as directors, each for a three-year term:

                                    Vote For          Vote Withheld

             David G. Russell       195,774                 23,422
             Carl L. Mason          195,774                 23,422
             William M. Graham      195,774                 23,422

             Broker non-votes totaled  52,504 .

     2> The 1995 Stock Option Plan was approved by shareholders by the following vote:

             For  171,073;    Against 46,095;    Abstain 2,028

             Broker non-votes totaled  52,504 .

     3> The appointment of Elliott, Davis & Company, LLP, as auditors for the
        Corporation for the fiscal year ending September 30, 1996 was ratified by shareholders by the following vote:

             For 191,473;    Against 21,315;    Abstain 6,408

             Broker non-votes totaled  52,504 .


Item 5.     Other Information

     Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

     A report on Form 8-K was filed on January 4, 1996, which was subsequently amended on January 11, 1996, reporting under Item 4 the change in the Company's certifying accountant.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      UNION FINANCIAL BANCSHARES, INC.
                              (Registrant)



Date: 5-13-96                        By:/s/ DWIGHT V. NEESE
                                        -------------------------
                                            Dwight V. Neese, CEO


Date: 5-13-96                        By:/s/ RICHARD H. FLAKE
                                        -------------------------
                                            Richard H. Flake, CFO