Form 10QSB
period 1996-06-30
UNION FINANCIAL BANCSHARES INC
filed 1996-08-14
CIK 926164

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-QSB

 (Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _______________


                    COMMISSION FILE NUMBER 1-5735


                    UNION FINANCIAL BANCSHARES, INC.


     Delaware                                      57-1001177
 (Jurisdiction of Incorporation)                  (I.R.S. Employer
                                                   Identification No.)

203 West Main Street, Union, South Carolina        29379
 (Address of Principal Executive Offices)         (Zip Code)

Registrant s telephone number, including area code: (864)427-7692

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    [ X ]     No    [   ]

State the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 808,980 shares, $0.01 par value, common stock as of July 31, 1996.

UNION FINANCIAL BANCSHARES, INC.

INDEX

Part I.   Financial Information                                          Page

      Item 1.  Consolidated Financial Statements (unaudited)

      Consolidated Balance Sheets as of June 30, 1996
       and September 30, 1995                                             3

      Consolidated Statements of Income for the three and nine months
       ended June  30, 1996 and 1995                                      4

      Consolidated Statements of Cash Flows for the nine months ended
       June 30, 1996 and 1995                                            5-6

      Notes to Consolidated Financial Statements                         7-11


      Item 2.  Management s Discussion and Analysis of Financial
        Condition and Results of Operations                             12-17


Part II.  Other Information                                              18


          Signatures                                                     19

                      Item 1.     Financial Statements

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 1996 (unaudited) and September 30, 1995

                                                   June 30,     September 30,
ASSETS                                               1996           1995
                                                    (DOLLARS IN THOUSANDS)
                                                   --------       --------
Cash                                               $  1,355       $    253
Short term interest-bearing deposits                  2,861          3,552
                                                   --------       --------
Total cash and cash equivalents                       4,216          3,805
                                                   --------       --------
Time deposits                                             0             99
Investment and mortgage-backed securities:
  Held to maturity                                   11,780         18,148
  Available for sale                                 26,242         21,732
                                                   --------       --------
Total investment and mortgage-backed securities      38,022         39,880
Loans receivable, net                                73,208         73,431
Office properties and equipment, net                  1,688          1,714
Federal Home Loan Bank Stock, at cost                   753            753
Accrued interest receivable                             951            880
Real estate acquired through foreclosure                  2             30
Other assets                                            296            287
                                                   --------       --------
TOTAL ASSETS                                       $119,136       $120,879

LIABILITIES
Deposit accounts                                   $ 95,681       $ 94,750
Advances from the Federal Home Loan Bank and
 other borrowings                                    10,566         13,080
Accrued interest on deposits                             80             30
Advances from borrowers for taxes and insurance         345            434
Other liabilities                                        94            729
                                                   --------       --------
TOTAL LIABILITIES                                   106,766        109,023

SHAREHOLDERS' EQUITY
Serial preferred stock, no par value,
  authorized - 2,000,000 shares, issued
  and outstanding - None                                  0              0
Common stock - $0.01 par value,
  authorized - 1,500,000 shares,
   issued and outstanding - 809,980 shares                8              8
Additional paid-in capital                            3,885          3,856
Unrealized gain (loss) on investment and
 mortgage-backed securities available for sale         (230)          (128)
Retained earnings, substantially restricted           8,707          8,120
                                                   --------       --------
TOTAL SHAREHOLDERS' EQUITY                           12,370         11,856
                                                   --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $119,136       $120,879

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended June 30, 1996 (unaudited) and 1995 (unaudited)

                                     Three Months Ended    Nine Months Ended
                                           June 30,            June 30,
                                        1996      1995      1996      1995
                                               (DOLLARS IN THOUSANDS)
                                      ------     ------    ------    ------
Interest Income:
  Loans                              $ 1,548    $ 1,772   $ 4,728   $ 5,057
  Deposits and federal funds sold         43         29        87        70
  Mortgage-backed securities             282        312       815       837
  Interest and dividends on
   investment securities                 360        314     1,015     1,000
                                      ------     ------    ------    ------
Total Interest Income                  2,233      2,427     6,645     6,964

Interest Expense:
  Deposit accounts                     1,109      1,053     3,378     2,944
  Advances from the FHLB and other
   borrowings                            111        355       402       903
                                      ------     ------    ------    ------
Total Interest Expense                 1,220      1,408     3,780     3,847

Net Interest Income                    1,013      1,019     2,865     3,117
  Provision for loan losses                0         25         0        95
Net Interest Income After             ------     ------    ------    ------
   Provision for Loan Losses           1,013        994     2,865     3,022

Non-Interest Income:
  Fees for financial services            106         84       303       216
  Loan servicing fees                     16         21        58        52
  Gains (losses) on sale of investment
   and mortgage-backed securities
   available for sale                      4          0        11         0
  Gains (losses) on sale of loans          5         13         5        19
                                      ------     ------    ------    ------
Total Non-Interest Income                131        118       377       287

Non-Interest Expense:
  Compensation and employee benefits     324        353       961       987
  Occupancy and equipment                138        108       410       304
  Deposit insurance premiums              53         55       160       173
  Professional services                   38         53       117       156
  Real estate operations                   0         (2)       (3)       16
  Other                                   97         49       300       231
                                      ------     ------    ------    ------
Total Non-Interest Expense               650        616     1,945     1,867

Income Before Income Taxes               494        495     1,297     1,442
Income tax expense                       158        183       407       562
                                      ------     ------    ------    ------
Net Income                            $  336      $ 312     $ 890     $ 880

Net Income Per Common Share            $0.42      $0.40     $1.10     $1.12

Weighted Average Number of
  Common Shares Outstanding          809,386    788,384   807,726   786,254

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1996 (unaudited) and 1995 (unaudited)

                                                      Nine Months Ended
                                                   June 30,       June 30,
                                                     1996          1995
                                                   --------       --------
                                                       (IN  THOUSANDS)
OPERATING ACTIVITIES:
Net income                                          $  890         $  880
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                              0             95
  Depreciation expense                                 126            103
  Provision for and (gain)/loss on real estate
   owned, net                                           (8)             0
  Rental proceeds and cash recovery applied to
   reduce real estate owned                              0              9
  Recognition of deferred income, net of costs        (106)           (66)
  Deferral of fee income, net of costs                 182             44
  Gain on sale of investment and mortgage-
    backed securities available-for-sale               (11)             0
  Loans originated for sale                           (805)        (2,459)
  Sale of loans                                        805          2,245
  Gain on sale of loans available-for-sale              (5)           (19)
  FHLB stock dividends                                   0            (58)
  (Increase) decrease in accrued interest receivabl    (71)            41
  (Increase) decrease  in other assets                  (9)           736
  Decrease in other liabilities                       (724)          (142)
  Increase (decrease) in accrued interest payable       50             (3)
                                                   --------       --------
Net cash provided by operating activities              314           1,406

INVESTING ACTIVITIES:
Maturities of time deposits                             99            297
Purchase of investment and mortgage-backed
 securities:
   Held to maturity                                (11,777)        (1,589)
   Available for sale                               (6,020)        (2,485)
Proceeds from sale of investment and mortgage-
    backed securities available for sale            11,075          1,094
Proceeds from maturity of investment and mortgage-
    backed securities:
    Held to maturity                                     0          3,290
    Available for sale                               6,091          1,453
Principal repayments on mortgage-backed securities:
   Held to maturity                                      9            457
   Available for sale                                2,122          2,510
Loan originations                                  (20,080)       (19,979)
Principal repayments of loans                       22,067         11,393
Proceeds from sale of real estate acquired
  in settlement of loans                                36            227
Purchase of FHLB stock                                   0           (305)
Purchase of office properties and equipment           (102)          (106)
                                                   --------       --------
Net cash provided by(used by) investing activities  $3,520        $(3,743)

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options           $ 29           $ 25
Dividends paid in cash ($0.375 per share - 1996
  and $0.375 per share - 1995)                        (303)          (295)
Stock redemption                                         0            (94)
Proceeds from FHLB advances and other borrowings    11,225         45,500
Repayment of FHLB advances and other borrowings    (15,305)       (37,820)
Increase (decrease) in deposit accounts                931         (2,945)
                                                   --------       --------
Net cash (used by) provided by financing activities (3,423)         4,371

NET  INCREASE IN CASH AND CASH EQUIVALENTS             411          2,034
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     3,805          3,223
                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $4,216         $5,257


SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                       $ 814          $ 578
  Interest                                          $3,730         $3,850

Non-cash transactions:
  Loans foreclosed                                      $0           $307

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Presentation of Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. Certain amounts in the prior year s financial statements have been reclassified to conform with current year classifications.

     On November 9, 1994, Union Federal Savings Bank (the "Bank") reorganized into the holding company form of ownership (the "Reorganization"), resulting in Union Financial Bancshares, Inc. (the "Registrant", "Union Financial" or the "Corporation") becoming the sole stockholder of the Bank (after resolution of dissenters rights). Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant, respectively, as a result of the Reorganization. The consolidated financial statements as of June 30, 1996 and for the three and nine months ended June 30, 1996 and 1995 include the accounts of Union Financial and the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

     Prior to the Reorganization, Union Financial had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the Bank, the Registrant has engaged in no significant activity other than holding the stock of the Bank and engaging in certain passive investment activities.

     In May, 1993, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ( SFAS 114") (which was subsequently amended by SFAS No. 118). It requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan s observable market value or fair value of the collateral if the loan is collateral dependent. The Statement applies to financial statements for fiscal years beginning after December 15, 1994. The Corporation implemented this standard effective October 1, 1995. Implementation of the Statement did not have a material impact on financial condition or results of operations.

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

     The Corporation's policy is to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method. At June 30, 1996, there were no impaired loans.

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

     In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for the Corporation for the fiscal year ending September 30, 1997, although earlier application is encouraged. Based on the Corporation's present assets, this statement is not expected to have a significant impact on the Corporation's financial condition or results of operations.

     In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights", which amends SFAS 65, "Accounting for Mortgage Banking Activities". This statement allows the capitalization of servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to this statement, originated mortgage servicing rights were generally accorded off-balance sheet treatment. The statement is effective for the Corporation for the fiscal year ending September 30, 1997. The adoption is not expected to have a material effect on the company s financial condition or results of operations.

     The FASB issued SFAS 123, "Accounting for Stock-Based Compensation", in October 1995. This statement supersedes APB Opinion 25, "Accounting for Stock Issued to Employees" and established financial accounting and reporting standards for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Though they may be adopted at issuance, the disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. The Corporation has not determined the impact of adopting SFAS 123 but believes the impact, if any, will be immaterial.

     In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities based on a consistent application of financial components approach that focuses on control of assets and liabilities. Based on the Corporation's assets and liabilities, SFAS 125 (which is effective for transactions entered into after December 31, 1996) is not expected to have a significant effect on the Corporation s financial position, results of operations or liquidity.

2.   Income Per Share

     Effective July 9, 1996, the Corporation declared a two-for-one stock split effected in the form of a 100% stock dividend of the Corporation s common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock split.

     Income per share amounts for the three and nine months ended June 30, 1996 and 1995 were computed based on the weighted average number of common shares outstanding during the periods. Stock options outstanding are not considered in determining weighted average shares outstanding because they have no significant dilutive effect.

3.   Assets Pledged

     Approximately $2,375,000 and $5,122,000 of debt securities at September 30, 1995 and June 30, 1996, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, the City of Union and certain other liabilities. The Bank pledges as collateral to Federal Home Loan Bank advances their Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% the unpaid principal balances, 100% of total advances.

4.   Contingencies and Loan Commitments

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 1996 related to these items is summarized below:



                                                    Contract Amount
     Loan commitments:                              ---------------
          Approved loan commitments                  $    890,000
          Unadvanced portion of loans                   1,471,000
                                                    ---------------
          Total loan commitments                      $ 2,361,000

     Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management s credit evaluation of the counterparty. Collateral held is primarily residential property. Interest rates on loan commitments are a combination of fixed and variable.

     Commitments outstanding at June 30, 1996 consist of fixed rate loans of approximately $2,361,000 at rates ranging from 7.625% to 9.375%. Commitments to originate loans generally expire within 30 to 60 days.

     Commitments to fund credit lines (principally variable rate, consumer lines, secured by real estate and overdraft protection) totaled approximately $1,192,000. Of these lines, the outstanding loan balances totaled approximately $1,550,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $1,000,000, which had an outstanding balance at June 30, 1996 of approximately $309,000. During the quarter ended March 31, 1996, the Bank entered into a contract with another financial institution in South Carolina to purchase 3/1 and 5/1 type adjustable rate residential mortgage loans. The committment amount at June 30, 1996 was $1,453,000.

     Effective, January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ( BIF ). Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to Savings Association Insurance Fund (SAIF ) member institutions, the FDIC has retained the existing rate schedule of 23 to 31 basis points. Proposed federal legislation would recapitalize the SAIF and resolve the current premium disparity by requiring savings associations like the Bank to pay a one-time assessment to increase the SAIF's reserves to $1.25 per $100 of deposits. The assessment is expected to be approximately 80 basis points on the amount of deposits held by a SAIF member institution at March 31, 1995. The payment of a one-time fee would have the effect of immediately reducing the capital and pre-tax earnings of SAIF-member institutions by the amount of the fee. Based on the Bank's assessable deposits of approximately $92.8 million at March 31, 1995, a one-time assessment of 80 basis points would equal approximately $742,000. Management cannot predict whether any legislation, including legislation imposing such a fee, will be enacted, or, if enacted, the amount of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

On November 9, 1994, Union Federal Savings Bank (the "Bank") reorganized into the holding company form of ownership (the "Reorganization"), resulting in Union Financial Bancshares, Inc. (the "Corporation") becoming the sole stockholder of the Bank (after resolution of dissenters rights).

Effective, January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ("BIF"). Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to Savings Association Insurance Fund ( SAIF ) member institutions, the FDIC has retained the existing rate schedule of 23 to 31 basis points. Proposed federal legislation would recapitalize the SAIF and resolve the current premium disparity by requiring savings associations like the Bank to pay a one-time assessment to increase the SAIF s reserves to $1.25 per $100 of deposits. The assessment is expected to be approximately 80 basis points on the amount of deposits held by a SAIF member institution at March 31, 1995. The payment of a one-time fee would have the effect of immediately reducing the capital and pre-tax earnings of SAIF-member institutions by the amount of the fee. Based on the Bank s assessable deposits of approximately $92.8 million at March 31, 1995, a one-time assessment of 80 basis points would equal approximately $742,000. Management cannot predict whether any legislation, including legislation imposing such a fee, will be enacted, or, if enacted, the amount of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

On June 18, 1996 the Corporation declared a stock split in the form of a 100% stock dividend on the Corporation's outstanding shares of common stock for each stockholder of record as of the close of business on July 9, 1996.

Financial Condition

At June 30, 1996 total assets of the Corporation decreased 1.44% to $119,136,000 from $120,879,000 at September 30, 1995. This reduction was due primarily to a decrease in investment and mortgage-backed securities of approximately $1,858,000 or 4.66% during the nine months ended June 30, 1996. The reduction was due primarily to principal reductions along with maturities in the investment and securities portfolio. The current year trend for the investments and securities portfolio is a continued reduction with the proceeds being utilized for the origination and purchase of conventional mortgage products. Total cash and cash equivalents increased from $3,805,000 at September 30, 1995 to $4,216,000 at June 30, 1996, an increase of $411,000 or 10.80%. Deposits increased $931,000 or .98% to $95,681,000 for the nine months ended June 30, 1996. This increase was due to an increased emphasis on core deposits through product development along with increased advertising. Borrowings decreased from $13,080,000 at September 30, 1995 to $10,566,000 at June 30, 1996, a decrease of $2,514,000 or 19.22% as a result of increased deposits along with reductions in investment and mortgage-backed securities.

Net gains of $11,000 were realized on the sale of investment and mortgage-backed securities available for sale for the nine months ended June 30, 1996. The investment and mortgage-backed securities sales were primarily directed toward increasing yields on earning assets with a movement from lower yielding securities to higher yielding conventional mortgage loans. This practice will be reviewed periodically in order to ascertain its continued economic benefit.

As of June 30, 1996, real estate acquired through foreclosure ( REO ) consisted of two properties with a net book value of $2,000. Repossessed assets, which are included in other assets, consisted of $4,400 of automobiles as of June 30, 1996. REO and repossessed assets are carried at their estimated fair values less estimated selling costs.

Liquidity

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

The OTS imposes a minimum level of liquidity on the Bank which is currently 5% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 13.40% as of June 30, 1996. As in the past, management expects that the Bank can meet its obligations to fund outstanding loan commitments, which were approximately $2,361,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of June 30, 1996, while maintaining liquidity in excess of regulatory requirements. In addition, the Bank believes that it can meet any deposit liability maturities through a combination of replacement of the deposits with deposits of a similar type and through its borrowing capacity with the Federal Home Loan Bank.


Capital Resources

The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 3% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

As of June 30, 1996, the Bank s capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                          Requirement     Actual      Excess
                                          -----------     ------     --------
Tangible capital                             $1,801      $12,190     $10,389
Tangible capital to adjusted total assets      1.50%       10.15%       8.65%

Core capital                                 $3,601      $12,190      $8,589
Core capital to adjusted total assets          3.00%       10.15%       7.15%

Risk based capital                           $4,428      $12,883      $8,455
Risk based capital to risk weighted assets     8.00%       23.28%      15.28%

The reported capital requirements are based on information reported in the OTS June 30, 1996 quarterly thrift financial report.

Results of Operations for the Nine Months Ended June 30, 1996 and 1995

General

Net income increased $10,000 or 1.14% to $890,000 for the nine months ended
June 30, 1996 as compared to the same period in 1995.   The increase in net
income was due primarily to a 31.36% increase in total non interest income for the nine months ended June 30, 1996 as compared to the same period in 1995.

Interest Income

Interest income decreased $319,000 or 4.58% for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. Interest income on loans, due to lower average balances and high levels of refinancing, decreased 6.55% or $329,000 to $4,728,000 for the nine months ended June 30, 1996 from $5,057,000 for the nine months ended June 30, 1995. Average loan balances decreased from $76,620,000 at 6/30/95 to $71,472,000 at 6/30/96 due primarily to reductions in outstanding construction loans. The trend in loan production for the current fiscal year is toward more conventional lending. Interest income on deposits and federal funds sold increased $17,000 for the nine months ended June 30, 1996 as compared to the same period in the prior year. Interest income on mortgage-backed securities decreased $22,000 for the nine months ended June 30, 1996 as compared to the same period in the prior year. The decrease was due to lower outstanding balances as a result of principal paydowns. Interest and dividends on investment securities increased $15,000 or 1.50% for the nine months ended June 30, 1996 to $1,015,000 from $1,000,000 during the same period in 1995. The increase was due primarily to an increase in interest rates as a result of portfolio structurings that have taken place during the current fiscal year with a movement to extend maturities into higher yielding government agency securities.

Interest Expense

The Bank experienced an overall decrease of $67,000 or 1.74% in interest expense for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. Interest expense on deposit accounts increased $434,000 or 14.74% to $3,378,000 for the nine months ended June 30, 1996 from $2,944,000 during the same period in 1995. In addition to higher rates, deposit balances increased $937,000 with balances as of June 30, 1996 at $95,681,000 compared to $94,750,000 for the comparable period for the previous year. Interest expense on borrowings decreased $501,000 or 55.48% for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. Lower volumes in FHLB advances for the nine months ended June 30, 1996 as compared to the same period for the previous year accounted for this decrease.

Provision for Loan Loss

During the nine months ended June 30, 1996, provisions for loan losses decreased $95,000 or 100% from $95,000 during the same period in the previous year. Additional provisions were not established due to the reduction in the loan portfolio balance and the current year focus toward more conventional lending. Management believes the Bank s loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at June 30, 1996 were approximately 1.12% of the Bank's outstanding loan portfolio, net as compared to 1.00% for the comparable period in the prior year.

The following table sets forth information with respect to the Bank's non-performing assets for the period indicated (dollars in thousands):


                                     June 30, 1996    September 30, 1995
                                     -------------    ------------------
Non-accruing loans which are
 contractually past due 90 days
 or more:

 Real Estate:
   Residential                              $992               $249
   Commercial                                 74                 88
   Construction                               --                 --
   Non-mortgage                               --                 --
                                     -------------    ------------------
Total                                     $1,066               $337

Percentage of loans receivable, net         1.46%              0.46%

Allowance for loan losses                   $817               $878

Real estate acquired through
 foreclosure and repossessed
 assets, net of allowances                  $ 36               $ 40

Non-Interest Income and Expense

Total non-interest income increased $90,000 or 31.36% to $377,000 for the nine months ended June 30, 1996 from $287,000 for the same period in the previous year. This increase was due in large part to an increase in fees for financial services of $87,000 or 40.28% during the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. There were also increases in loan servicing fees of $6,000 for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995.

For the nine months ended June 30, 1996, total non-interest expense increased $78,000 or 4.18% to $1,945,000 from $1,867,000 for the same period in 1995.
The increase was due primarily to an increase in occupancy and equipment expense of $106,000 for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. Occupancy and equipment expense increased due to increases in maintenance and data processing expenses. These increases were partially offset by a decrease in deposit insurance premiums for the nine months ended June 30, 1996 due to decreased average volumes in deposits as compared to the same period in the previous year.

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

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          On June 18, 1996 the Corporation filed a current report on Form 8-K disclosing a 2-for-1 stock split.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     UNION FINANCIAL BANCSHARES, INC.
                                             (Registrant)



Date:                                By:/s/DWIGHT V. NEESE, CEO
                                        ------------------------
                                        Dwight V. Neese, CEO


Date:                                By:/s/RICHARD H. FLAKE, CFO
                                        -------------------------
                                        Richard H. Flake, CFO