Form 10KSB40
period 1996-09-30
UNION FINANCIAL BANCSHARES INC
filed 1996-12-30
CIK 926164

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   Commission File Number 1-5735

                  Union Financial Bancshares, Inc.
         (Name of small business issuer in its charter)

Delaware                                                  57-1001177
---------------------------------------------      --------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                    Identification No.)

203 West Main Street, Union, South Carolina                29379
--------------------------------------------            ------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (864) 427-7692
                                                    ---------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, par value $.01 per share
            --------------------------------------
                        (Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X   No
                                       -----     -----
          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ______

          The registrant's gross revenues for the fiscal year ended September 30, 1996 were approximately $9,510,000.

          As of December 13, 1996, there were issued and outstanding 814,286 shares of the registrant's Common Stock. The aggregate market value of the voting stock, including that held by insiders, computed by reference to the average bid and asked price on December 13, 1996, was approximately $12,520,000 (814,286 shares at $15.375 per share).

                 DOCUMENTS INCORPORATED BY REFERENCE

1.        Portions of the Annual Report to Shareholders for the Fiscal Year
           Ended September 30, 1996 (Parts I and II).
2.        Portions of the Proxy Statement for the 1997 Annual Meeting of
           Shareholders  (Part III).

                             PART I

Item 1. Business
----------------
General

          Union Financial Bancshares, Inc. ("Union Financial") was incorporated in the State of Delaware in April 1994 for the purpose of becoming a savings and loan holding company for Union Federal Savings Bank (the "Bank"). On August 24, 1994, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 9, 1994, on which date the Bank became the wholly-owned subsidiary of Union Financial, and the shareholders of the Bank became shareholders of Union Financial. Prior to completion of the reorganization, Union Financial had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Union Federal, Union Financial has engaged in no significant activity other than holding the stock of the Bank and certain passive investment activities. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. Union Financial and the Bank are collectively referred to as "the Corporation" herein.

          The Bank is a federally-chartered, capital stock savings bank headquartered in Union, South Carolina. The Bank, which was originally chartered in 1934 as a mutual savings and loan association, converted from mutual to stock form in 1987. The Bank was known as Union Federal Savings and Loan Association until 1992, when it converted its charter to a federal savings bank charter and changed its name to Union Federal Savings Bank. The Bank conducts its operations through its main office, which is located at 203 West Main Street, Union, South Carolina, and two full service branch offices located at 508 North Duncan By-Pass, Union, South Carolina and Jonesville, South Carolina. The Jonesville branch was approved by the OTS in March 1994 and opened with a temporary office in July 1994. A permanent office may be constructed sometime in the future. For additional information, see "Properties." The Bank is a member of the Federal Home Loan Bank ("FHLB") and its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

          The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on residential properties located in Union County, South Carolina. The Bank also makes commercial real estate, construction and consumer loans and invests in obligations of the federal government and its agencies and of state and local municipalities. The Bank purchases both fixed and adjustable rate mortgage-backed securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). The Bank has purchased fixed and variable rate mortgages originated by other organizations. Historically, the Bank's primary lending focus has been on the origination of long-term, fixed-rate mortgage loans for its portfolio. Beginning in fiscal year 1989, the Bank began originating adjustable-rate mortgage loans ("ARMs") and in 1992 began selling its fixed-rate loans in the secondary market. See "Lending Activities." The Bank has no subsidiaries. The principal sources of funds for the Bank's lending activities include deposits received from the general public, interest and principal repayments on loans and, to a lesser extent, borrowings from the FHLB-Atlanta. The Bank's primary source of income is interest earned on loans and investments. The Bank's principal expense is interest paid on deposit accounts and borrowings and expenses incurred in operating the Bank.

Recent Developments

          The Bank has entered into a Purchase and Assumption Agreement dated October 3, 1996 with First Union National Bank of South Carolina pursuant to which the Bank will acquire First Union's Laurens, South Carolina branch. At September 30, 1996, this branch had $21,404,000 in deposits. The branch acquisition is expected to close at the end of the first quarter in 1997.

Average Balances, Interest and Average Yields/Cost

          The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances results in any material difference in the information presented.
                                  4
PAGE

                                                   Year Ended September 30,
                    --------------------------------------------------------------------------------------
                               1996                         1995                          1994
                    --------------------------   ----------------------------  ---------------------------
                     Average             Yield/   Average              Yield/   Average             Yield/
                     Balance   Interest   Cost    Balance   Interest    Cost    Balance   Interest   Cost
                     -------   --------  -------  --------  --------   -------  --------  --------  ------
                                                    (Dollars in Thousands)
Interest-earning
 assets:
 Loans receivable,
   net (1) . . . . $73,026     $6,436     8.81%  $ 75,959    $6,702     8.82%  $69,323    $6,281    9.06%
 Mortgage-backed
  securities. . .   16,867      1,105     6.55     20,166     1,147     5.69    20,814     1,377    6.62
Investment securities:
 Taxable . . . .    18,891      1,249     6.61     20,258     1,186     5.89    16,733       866    5.18
 Nontaxable. . .     2,665        122     4.58      4,050       159     3.93     2,694        90    3.34
                    ------      -----             -------     -----             ------       ---
Total investment
 securities. . .    21,556      1,371     6.36     24,308     1,345     5.53    19,427       956    4.92
                    ------      -----              ------     -----             ------       ---
 Overnight deposits. 2,747         92     3.35      2,024        71     3.5      4,046       152    3.76
                    ------      -----              ------     -----             ------       ---
  Total interest-
    earning assets.114,196      9,004     7.88    122,457     9,265     7.5    113,610     8,766    7.72
Non-interest-
 earning assets. .   3,821                          4,054                        4,211
                   -------                        -------                      -------
      Total
       assets. .  $118,017                       $126,511                     $117,821
                  ========                       ========                     ========
Interest-bearing liabilities:
 Savings accounts. $11,641        302     2.59  $  13,740       422     3.07  $ 16,198       475    2.93
 NOW accounts. . .  12,581        264     2.10     12,366       303     2.45    12,799       292    2.28
 Certificate
  accounts. . . .   70,069      3,913     5.58     67,215     3,370     5.01    68,872     2,830    4.11
 FHLB advances and
  other borrowings.  9,499        571     6.01     19,693     1,165     5.92     7,783       290    3.73
                    ------      -----              ------     -----              -----     -----
      Total interest-
       bearing
       liabilities 103,790      5,050     4.87    113,014     5,260     4.61   105,652     3,887    3.68
                                -----                         -----                        -----
 Non-interest-bearing
  liabilities. . .   1,936                          2,266                        1,231
                   -------                        -------                      -------
      Total
       liabilities 105,726                        115,280                      107,357
                   -------                        -------                      -------
 Shareholders'
  equity. . . . . . 12,291                         11,231                       10,464
                    ------                         ------                       ------
      Total liabilities and
       shareholders'
       equity. . .$118,017                       $126,511                     $117,821
                  ========                       ========                     ========
 Net interest
  income . . . .               $3,954                        $4,005                       $4,879
                               ======                        ======                       ======
 Interest rate spread (2). .              3.01%                         2.96%                       4.04%
 Net interest margin (3) . .         3.46%                        3.27%                        4.29%

 Ratio of average interest-earning
  assets to average interest-bearing
  liabilities. .      1.10x                          1.08x                        1.09x
---------------------
(1)      Average loans receivable includes nonaccruing loans.  Interest income does not include interest on loans 90 days or more past due.
(2)      Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3)      Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.
                                                            5

PAGE

Selected  Financial and Other Data

         The information contained in the tables captioned "Selected Financial and Other Data" contained in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996 ("Annual Report") is incorporated herein by reference.

Lending Activities

         General.   The principal lending activity of the Corporation has
historically been the origination of conventional single family residential mortgage loans. The Corporation's net loan portfolio totaled approximately $86.0 million at September 30, 1996, representing approximately 67.1% of total assets. On that date, 82.5% of total loans consisted of loans secured by mortgages on one- to four-family residential properties. The balance of the Corporation's outstanding loans on that date consisted primarily of commercial real estate loans, consumer loans and construction loans on one- to four-family properties. At September 30, 1996, approximately $32.7 million, or 38.0% of the Corporation's total loan portfolio, consisted of long-term, fixed-rate mortgage loans. As of September 30, 1996, ARMs represented approximately $39.4 million, or 45.8% of the total loan portfolio. See "Real Estate Loans." At September 30, 1996, construction loans accounted for $3.0 million (net of undisbursed principal of $1.6 million), or 3.5% of the loan portfolio.

         Set forth below is selected data relating to the composition of the Corporation's loan portfolio on the dates indicated (dollars in thousands):

                                   At September 30,
              --------------------------------------------------------------
                    1996                  1995                  1994
              -------------------   ------------------     ------------------
              Amount      Percent   Amount      Percent    Amount     Percent
              ------      -------   ------      -------    ------     -------
First mortgage
 loans:
  Conventional $70,959     82.51%  $57,871        78.82%    $46,193    65.16%
  Construction
   loans . . .   4,627      5.38     5,683         7.74      20,500    28.92
  Participation
   loans
   purchased. .  1,133      1.32       571         0.78         419     0.59
                ------    ------    ------        -----     -------   ------

    Total mortgage
     loans . .  76,719     89.21    64,125        87.34      67,112     94.67
                ------     -----    ------        -----     -------   -------
Second mortgage
 loans. . . .    1,484      1.73       670         0.91          91     0.13
Consumer and installment
  loans. . .     9,871     11.48    10,460        14.24      11,780    16.61
Savings account
 loans. . . .      414      0.48       650         0.88         568     0.80
                ------    ------   -------       ------     -------    -----
    Total
     loans. .   88,488    102.90    75,905       103.37      79,551   112.21
                ------    ------    ------       ------      ------   ------
Less:
  Undisbursed loans
   in process   (1,644)    (1.91)   (1,421)       (1.94)     (7,745)  (10.93)
  Allowance for
   loan losses.   (799)    (0.93)     (878)       (1.19)       (754)   (1.06)
  Deferred loan
   fees . . . .    (48)    (0.06)     (175)       (0.24)       (157)   (0.22)
               -------   -------  --------       ------     -------   ------
    Net loans
    receivable $85,997    100.00% $ 73,431       100.00%    $70,895   100.00%
               =======    ======  ========       ======     =======   ======

         The following table sets forth, at September 30, 1996, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

                                 Due      Due       Due
                                After    After     After
                       Due     1 Year   3 Years   5 Years
                     Within    Through  Through   Through  Due After
                       One        3        5          10      10
                      Year      Years     Years     Years    Years   Total
                    --------   --------  --------  -------  -------- ------
First mortgage loans:
  Conventional loans $5,505     $6,230    $5,901   $13,130  $40,193 $70,959
  Construction
   loans (a)          4,627         --       --         --       --   4,627
  Participation loans
   purchased              8         --       --         --    1,125   1,113
Second mortgage loans    --         45      109        375      955   1,484
Consumer and installment
  loans               6,428      1,913      704        356      470   9,871
Savings account loans   414         --       --         --       --     414
                    -------     ------   ------    -------  ------- -------
  Total             $16,982     $8,188   $6,714    $13,861  $42,743 $88,488
                    =======     ======   ======    =======  ======= =======
 ---------------------
(a) These construction loans include construction/permanent loans.

          The actual average life of mortgage loans is substantially less than their contractual term because of loan repayments and because of enforcement of due-on-sale clauses which give the Corporation the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

         The following table sets forth the dollar amount of loans due after September 30, 1997 which have fixed rates of interest and which have adjustable rates of interest (in thousands).


                             Fixed Rate      Adjustable Rate       Total
                            -----------      ----------------      ------

Real estate mortgage loans    $27,194           $39,385           $66,579
Consumer and other loans        3,443             1,484             4,927
                              -------           -------           -------
    Total                     $30,637           $40,869           $71,506
                              =======           =======           =======

         Real Estate Loans. The primary lending activity of the Corporation has been the origination of conventional mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. The Corporation's residential real estate loan portfolio also includes loans on multi-family dwellings (more than five units). At September 30, 1996, approximately 85.5% of the Corporation's total loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal).

         OTS regulations limit the amount which federally chartered savings institutions may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Federal regulations permit a maximum loan-to-value ratio of 100% for one- to four-family dwellings and 80% for all other real estate loans. The Corporation's lending policies, however, limit the maximum loan-to-value ratio on one- to four-family real estate mortgage loans to 80% of the lesser of the appraised value or the purchase price. Any single-family loan made in excess of an 80% loan-to-value ratio and any commercial real estate loan in excess of a 75% loan-to-value ratio is required to have private mortgage insurance or additional collateral. In the past, the Corporation has originated some commercial real estate in excess of a 75% loan-to-value ratio without private mortgage insurance or additional collateral.

         The loan-to-value ratio, maturity and other provisions of the loans made by the Corporation have generally reflected a policy of making less than the maximum loan permissible under applicable regulations, market conditions, and underwriting standards established by the Corporation. Mortgage loans made by the Corporation are generally long-term loans (15-30 years), amortized on a monthly basis, with principal and interest due on each month. In the Corporation's experience, real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans, at their option, with no prepayment penalty.

         The Corporation offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Corporation's marketplace, only a small percentage of "local" loans are adjustable-rate loans. The majority of adjustable-rate loans in the portfolio are originated outside of Union County by third party originators. The Corporation has established a network of third party loan brokers who originate loans for the Corporation, as well as other originators, throughout the state of South Carolina. These loans are originated and underwritten using the same terms and conditions as loans originated by the Corporation. The Corporation offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At September 30, 1996, the Corporation had approximately $39.4 million of ARMs, or 45.8% of the Corporation's total outstanding loan portfolio.

         At September 30, 1996, 38.0% of the Corporation's loan portfolio consisted of long-term, fixed-rate real estate loans. Because of this high concentration of fixed-rate loans, the Corporation is more vulnerable to a reduction in net interest income during periods of increasing market interest rates. Net interest income depends to a large extent on how successful the Corporation is in "matching" interest-earning assets and interest-bearing liabilities. The Corporation has taken steps to reduce its exposure to rising interest rates. For a discussion of these steps, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

         Beginning in fiscal year 1992, the Corporation began selling a portion of current year loan production to the FHLMC. The Corporation sells fixed-rate loans with maturities ranging from ten to 30 years. This activity is one method used by the Corporation to reduce its interest rate risk exposure. The loans are sold without recourse and the Corporation retains 25 basis points for servicing these loans. During the year ended September 30, 1996, the Corporation sold approximately $800,000 of its fixed-rate mortgage loans.

         The Corporation purchases participation interests from other financial institutions on a selected basis. These purchased interests are adjustable-rate loans and are collaterized by either residential or commercial real estate. At September 30, 1996, these interests totaled approximately $1.1 million. The Corporation has purchased commercial loans and participation interests from the Service Corporation of South Carolina but discontinued the practice due to the losses experienced on these loans. The Corporation has experienced no significant losses on the remaining

Service Corporation loans in the past year. The outstanding balance at September 30, 1996 of loans purchased from the Service Corporation of South Carolina was approximately $103,000.

         Commercial real estate loans constituted approximately $3.0 million, or 3.5% of Union Financial's loan portfolio at September 30, 1996.
Commercial real estate loans consist of permanent loans secured by multi-family properties, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans have been originated and purchased for inclusion in the Corporation's portfolio. These loans generally have 20 to 30 year amortization schedules and are callable or have balloon payments of five to ten years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

         Loans secured by commercial properties may involve greater risk than single-family residential loans. Such loans generally are substantially larger than single-family residential loans. The payment experience on loans secured by commercial properties typically depends on the successful operation of the properties, and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

         Construction Loans. Union Financial engages in construction lending that is primarily secured by single family residential real estate and, to a much lesser extent, commercial real estate. These loans are made for a maximum 12-month construction period and require monthly interest payments. In some cases these loans automatically convert to a permanent loan requiring monthly principal and interest payments. The Corporation also grants construction loans to individuals with a takeout for permanent financing from another financial institution, and to approved builders on both presold and unsold properties.

         Loan brokers are the Corporation's primary source for construction loans. The loan broker sends the Corporation both individuals seeking construction financing for their personal dwelling or builders seeking lines of credit for the construction of single family residences on both presold and unsold properties. Individuals are made construction loans that mature in one year or less or construction/permanent loans that convert to permanent loans at the end of the construction period. Builders are made construction loans for a term not to exceed 12 months. Generally, all draw inspections are handled by the appraiser who initially appraised the property; however, in some instances the draw inspections are performed by the originating brokerage firm.

         Construction financing overall is generally considered to involve a higher degree of credit risk than the long-term financing of residential properties. The Corporation's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost or the salability of the property upon completion of the project proves to be inaccurate, the Corporation may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Corporation may be confronted at or prior to the maturity of the loan with a projection of a value which is insufficient to assure full repayment.

         At September 30, 1996, the Corporation had approximately $4.6 million outstanding in construction loans, including approximately $1.6 million in undisbursed proceeds. Of the $4.6 million in construction loans at September 30, 1996, approximately $2.0 million were "speculative," meaning that, at the time the loan was made, there was no sales contract or permanent loan in place for the finished home. Substantially all of these loans were secured by one-to-four family residences. Although these loans afford the Corporation the opportunity to achieve higher interest rates and fees with shorter terms to maturity than do single-family permanent mortgage loans, construction loans are generally considered to involve a higher degree of risk than single-family permanent mortgage lending due to (i) the concentration of principal among relatively few borrowers and development projects, (ii) the increased difficulty at the time the loan is made of estimating the building costs and selling price of the residence to be built,
(iii) the increased difficulty and costs of monitoring the loan, (iv) the higher degree of sensitivity to increases in market rates of interest and (v) the increased difficulty of working out loan problems. Speculative construction loans have the added risk associated with identifying an end-purchaser for the finished home.

         Consumer Loans. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Corporation's consumer loan portfolio consists primarily of automobile loans on new and used vehicles, mobile home loans, boat loans, home equity loans, property improvement loans, loans secured by savings accounts and unsecured loans. As of September 30, 1996, consumer loans amounted to $9.9 million, or 11.5% of the Corporation's total loan portfolio. The Corporation makes consumer loans to serve the needs of its customers and as a way to improve the interest-rate sensitivity of the Corporation's loan portfolio. Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than residential mortgage loans; however, nationally, consumer loans have historically tended to have a higher rate of default than residential mortgage loans.

         In October 1992, the Corporation started aggressively buying automobile dealer loans (loans originated by the selling automobile dealer) to augment the Corporation's own origination of consumer loans. The Corporation continued this practice until April 1994 when its loss experience led it to significantly reduce the origination of this product and tighten underwriting guidelines. The Corporation purchased approximately $5.6 million of these loans over this time period. As of September 30, 1996 approximately $1.2 million remained. During fiscal 1996 the Corporation experienced net writeoffs of approximately $73,000 as a result of the purchase of dealer paper. Management is closely monitoring these loans and believes that the allowance of approximately $174,000 allocated to consumer loans is sufficient to cover future losses.

         Loan Solicitation and Processing. Loan originations come from both walk-in customers and loan brokers. The loan origination process for walk-in customers includes an initial interview with an officer of the Corporation for the purpose of obtaining a formal application. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by pre-approved, independent fee appraisers. As soon as the required information has been obtained and the appraisal completed, the loan is submitted to the authorized officer, loan committees or full Board of Directors for review. The Corporation utilizes various officers and loan committees for the approval of real estate loans. The President/Chief Executive Officer has the authority to approve loan requests up to and including $300,000 in secured credit and up to and including $100,000 in unsecured credit. The Board of Directors has appointed an Executive Loan Committee comprised of five senior executive Bank officers consisting of the President/Chief Executive Officer, the Senior Vice President/Chief Financial Officer, the Vice President/Chief Operating Officer, the Vice President/Credit Administration Manager, and Vice President/Mortgage Lending Sales Manager. This Committee has the authority to approve all loan requests up to and including $500,000 in secured credit and up to and including $150,000 in unsecured credit. A quorum of two members is required for any action. The Board of Directors has also appointed a Board Loan Committee comprised of two members elected annually from the Board of Directors and four senior executive officers of the Bank.
A quorum of three members, including at least one Board member, is required for any action. This Committee has the authority to approve all secured and unsecured loan requests up to the Bank's legal lending limit with the exception of a single loan request exceeding $1,000,000 in secured credit and exceeding $300,000 in unsecured credit. Single loan requests exceeding $1,000,000 in secured credit and $300,000 in unsecured credit require approval of the entire Board of Directors.

         Loan applicants are promptly notified of the decision of the Corporation by telephone, setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, and a brief description of the real estate to be mortgaged to the Corporation. The Corporation also issues a commitment letter to the potential borrower which typically remains in effect for 30 days. The Corporation's experience is that very few commitments go unfunded. See "Loan Commitments." The borrower is required to pay all costs of the Corporation, as well as his/her own costs, incurred in connection with the particular loan closing. The Corporation originated approximately $14.6 million in mortgage loans from walk-in customers during fiscal year 1996.

         The Board of Directors has appointed a second review loan committee to review all denied loan applications. This committee reviews the rationale used to deny credit and reviews denied applications for the possibility of being able to supply credit under a different loan program, or under different terms and conditions. Every attempt is made to supply credit to creditworthy applicants in a manner consistent with their needs.

         The process for brokered loans is essentially the same as for walk-in customers except that the initial underwriting is performed by the loan broker. All brokered loans must conform to the same underwriting standards applied to walk-in customers. The review and approval process is also the same for these types of loans. The Corporation closed approximately $14.4 million in mortgage loans originated by brokers during the year ended September 30, 1996.

         Loan Originations, Purchases and Sales. Prior to fiscal year 1992, all mortgage loans originated by the Corporation were retained in the Corporation's loan portfolio. Most of these loans were long-term, fixed-rate real estate loans. Beginning in 1992, the Corporation began selling a portion of its current long-term, fixed-rate loan production to FHLMC on a servicing-retained basis. These were cash sales with no recourse provisions. The Corporation receives 25 basis points for servicing these loans.

         The Corporation purchases participation interests in loans originated by other institutions. These participation interests are on both residential and commercial properties and carry either a fixed or adjustable interest rate.

         The following table sets forth the Corporation's loan origination and sale activity for the periods indicated, (in thousands):

                                        Year Ended September 30,
                                  -----------------------------------
                                  1996            1995           1994
                                  ----            ----           ----

Loans originated:
  First mortgage loans:
    Loans on existing property $25,853          $  8,462       $  19,224
    Construction loans           2,516             1,770          27,437
      Total mortgage loans
       originated               28,369            20,232          46,661
  Consumer and other loans       8,139             6,302           7,794
                                ------            ------          ------
      Total loans originated   $36,508           $26,534         $54,455
                               =======           =======         =======
 Loans purchased               $   570           $    --         $    --
Loans sold                     $   810           $ 3,299         $ 9,770

         Loan Commitments. The Corporation's commitments to make conventional mortgage loans on existing residential dwellings are normally made for periods of up to 30 days from the date of loan approval. Union Financial's total loan commitments outstanding as of September 30, 1996 were approximately $894,000. See "Financial Condition, Liquidity and Capital Resources" in the Annual Report.

         Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Corporation charges origination fees or "points" for originating loans. Loan origination fees are usually a percentage of the principal amount of the mortgage loan, typically between .5% and 2%, depending on the terms and conditions. The Corporation does not receive origination fees on broker loans, but does receive a $150 review fee. The Corporation also offers loan products that require no origination fees to walk-in customers. Other fees collected include late charges applied to delinquent payments and fees collected in connection with loan modifications. The Corporation charges a 5% late charge fee on payments delinquent 15 days or more on new loan originations, loan modifications, loan assumptions and loans currently in the Corporation's portfolio where applicable. The 5% late charge is calculated on the delinquent monthly principal and interest payment amount. Late charges and modification fees do not constitute a material source of income. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. As of September 30, 1996, the Corporation had net deferred loan fees of approximately $48,000.

         Problem Assets and Asset Classification. When a borrower fails to make a required payment on a loan, the Corporation attempts to cure the default by contacting the borrower. In general, borrowers are contacted after a payment is more than 30 days past due. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan is not cured through the Corporation's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Corporation will institute measures to remedy the default, including commencing a foreclosure action. The Corporation generally does not accept voluntary deeds of the secured property in lieu of foreclosure.

         Loans are reviewed on a regular basis and an allowance for uncollectible interest is established against accrued interest receivable when, in the opinion of management, the collection of additional interest is doubtful. An allowance for uncollectible interest on real estate loans and consumer loans is established when either principal or interest is more than 90 days past due. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. See Note 3 of Notes to Financial Statements.

         The Corporation generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible. Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan on a loan-by-loan basis and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. A loan is classified as a nonaccrual at the time management believes that the collection of interest is improbable, generally when a loan becomes 90 days past due. The Corporation's policy for charge-off of impaired loans is on a loan-by-loan basis. At the time management believes the collection of interest and principal is remote, the loan is charged off. The Corporation's policy is to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method.

         Real estate acquired by the Corporation as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate acquired in the settlement of loans. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any subsequent write-down of the property is charged to income. See Note 5 of Notes to Consolidated Financial Statements.

         The following table sets forth information with respect to the Corporation's non-performing assets for the periods indicated (dollars in thousands). It is the policy of the Corporation to cease accruing interest on loans 90 days or more past due. At the dates indicated, there were no restructured loans within the meaning of FAS 15 and no impaired loans as defined by FAS 114 and FAS 118. Also, at the dates indicated, there were no loans which are not disclosed in the following table about which there was known information of possible credit problems of the borrowers' ability to comply with the present repayment terms:

                                   At September 30,
                           --------------------------------
                           1996         1995           1994
                           ----         -----          ----

Loans accounted for
  on a nonaccrual basis:
   Real estate:
     Residential        $1,049         $ 249           $ 143
     Commercial             74            88              76
     Construction           --            --              72
   Consumer                 --            --              20
                         -----       -------          ------
       Total             1,123           337             311
                         -----        ------          ------
Accruing loans which are
 contractually past due
 90 days or more            --            --              --
Real estate owned, net      19            30             129
                        ------        ------          ------
Total non-performing
 assets                 $1,142         $ 367           $ 440
                        ======         =====           =====
 Percentage of loans
   receivable net         1.33%         0.46%           0.44%
                          ====          ====            ====

         Interest income that would have been recorded for the year ended September 30, 1996 had non-accruing loans been current in accordance with their original terms amounted to approximately $34,000. The amount of interest included in interest income on such loans for the year ended September 30, 1996 amounted to approximately $0.

         Allowance for Loan Losses. In originating loans, the Corporation recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To cover losses inherent in the portfolio of performing loans, the Corporation maintains an allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on a number of factors, including management's evaluation of the collectibility of the loan portfolio, the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

         The Corporation increases its allowance for loan losses by charging provisions for loan losses against income. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

          The Corporation did not provide additional loan provisions during the fiscal year as compared to additional provisions for the fiscal year ended September 30, 1995 of $105,000. Management's decision to not increase the loan provision for the fiscal year ended September 30, 1996 was primarily due to the reduction in the average balance of the loan portfolio, which decreased to $73.0 million for the fiscal year ended September 30, 1996 from $76.0 million for the fiscal year ended September 30, 1995. During the last quarter of the current fiscal year, the Bank experienced growth in the loan portfolio and it is projected that additional provisions will be added during the year ending September 30, 1997 as a result of the growth of the loan portfolio.

          While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Corporation's financial condition and results of operations. Management periodically evaluates the adequacy of the allowance based upon historical delinquency rates, the size of the Corporation's loan portfolio and various other factors. See Notes 1 and 3 of Notes to Consolidated Financial Statements for information concerning the Corporation's provision and allowance for possible loan losses.

          The following table sets forth an analysis of the Corporation's allowance for loan losses for the periods indicated (dollars in thousands):

                                           At September 30,
                                  -----------------------------------
                                  1996          1995           1994
                                  ----          ----           ----
Balance at beginning of period:   $878         $ 754         $  630
                                  ----         -----         ------
Loans charged-off:
  Real estate:
    Residential                     (6)           (7)           (31)
    Commercial                      --            --             --
  Consumer                         (88)         (122)          (214)
                                  ----          ----           ----
      Total charge-offs            (94)         (129)          (245)
                                  ----          ----           ----
Recoveries:
  Real estate:
    Residential                     --           138              5
    Commercial                      --            --             --
  Consumer                          15            10             29
                                  ----          ----           ----
      Total recoveries              15           148             34
                                  ----          ----           ----
Net (charge-offs) recoveries       (79)           19           (211)
                                  ----          ----           ----
Provision for loan losses(1)        --           105            335
                                  ----          ----           ----
Balance at end of period          $799          $878           $754
                                  ====          ====           ====
Ratio of net charge-offs to average
  gross loans outstanding during
  the period                       .11%         (.03)%          .31%
                                  ====          =====          ====
_______________
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

         The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to total loans for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category (dollars in thousands):
                                       At September 30,
                  1996                    1995                1994
          ---------------------  ----------------------  ------------------
                  % of Loans in           % of Loans in         % of Loans in
                  Each Category           Each Category         Each Category
         Amount  to Total Loans  Amount  to Total Loans Amount to Total Loans
         ------  --------------  ------  -------------- ------ --------------
Real estate:
 Residential $400      82.81%     $ 405        79.72%     $ 248      79.53%
 Commercial   125       3.50        125         4.15        125       4.34
Consumer      174      13.69        248        16.13        281      16.13
Unallocated   100        N/A        100          N/A        100        N/A
             ----     ------     ------      -------     ------    -------
Total allowance
 for loan
 losses      $799     100.00%     $ 878       100.00%     $ 754     100.00%
             ====     ======      =====       ======      =====     ======

         The Corporation maintains an allowance for losses on real estate acquired in settlement of loans when needed. At September 30, 1996, Union Financial had an allowance for losses on real estate acquired in settlement of loans of approximately $18,000. These values reflect current market conditions and sales experience. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

         The OTS requires savings institutions to classify problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics discussed below.

         Asset Classification. An asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets or a portion of assets as loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset or a portion thereof so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances.

         As of September 30, 1996, the Corporation had approximately $721,000 of loans classified as substandard assets, which included 15 real estate loans totalling $528,00 and 48 consumer loans totalling $193,000. The Corporation had eight loans totalling approximately $9,000 classified as doubtful and approximately $1.6 million designated as special mention at September 30, 1996, which included 19 real estate loans totalling $1.2 million and 35 consumer loans totalling $400,000. The Corporation carefully monitors its delinquent loans and real estate owned account as to changes in collectibility and other characteristics of asset and borrower quality.

Investment Activities

         The Corporation is required under OTS regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and is also permitted to make certain other investments. The Corporation's liquidity requirement at September 30, 1996 was $4.8 million. At that date the Corporation held approximately $8.0 million in liquid funds, well in excess of regulatory requirements. Such funds consisted of United States Treasury and Agency obligations, certificates of deposits, overnight deposits, mortgage-backed securities and municipal bonds.

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

         For the period from November 15, 1995 through December 31, 1995, the Financial Accounting Standards Board ("FASB") permitted a one-time reassessment of the appropriateness of the designations of all securities and a redesignation of securities, if appropriate. As a result of this reassessment, the Corporation reclassified securities with a cost of $12.1 million and a market value of $12.2 million from the held to maturity classification to the available for sale classification.

         The following table sets forth the Corporation's investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

                              Year Ended September 30,
          -------------------------------------------------------------------
                 1996                   1995                    1994
          --------------------  ---------------------  ----------------------
           Carrying  Percent of  Carrying  Percent of  Carrying  Percent of
            Value    Portfolio    Value    Portfolio    Value     Portfolio
          --------  ----------  -------    ----------  --------   -----------
Available for Sale:

Investment
 securities:
  U.S. Agency
  obligations  $12,221  55.12%   $7,754       28.51%     $8,935      31.28%
  U.S. Treasury
  obligations      --      --     3,586       13.18       3,205      11.22
                ------  -----    ------    --------  ----------   --------
   Total debt
    securities  12,221  55.12    11,340       41.69      12,140      42.50
                ------  -----    ------     -------   ---------   --------
  Municipal
   securities    1,444   6.51        --          --          --         --
  Mutual funds      --     --     1,920        7.07       1,794       6.28
  FHLMC stock       --     --        77        0.28          60       0.22
                ------  -----    ------     -------   ---------   --------
 Total investment
  securities    13,665  61.63    13,337       49.04      13,994      49.00
                ------  -----    ------     -------   ---------    -------
 Mortgage-backed
  securities     8,509  38.37    13,861       50.96      14,568      51.00
               -------  -----   -------      ------    ---------    ------
 Total available
  for sale     $22,174 100.00%  $27,198      100.00%    $28,562     100.00%
               ======= ======   =======      ======     =======     ======
Held to Maturity:

 Investment securities:
  U.S. Agency
  obligations   $5,473 47.09%   $4,047        31.91%    $4,052       27.79%
  U.S. Treasury
  obligations       --   --         --           --     $  928        6.37
  Municipal
  securities        --   --      3,880        30.60      4,220       28.95
               ------ -----  ---------       ------   --------     -------
 Total investment
  securities    5,473 47.09      7,927        62.51      9,200       63.10
               ------ -----  ---------       ------   --------      ------
 Mortgage-backed
  securities    6,149 52.91      4,755        37.49      5,379       36.90
             -------- -----   --------       -------  --------      ------
 Total held to
  maturity   $11,622 100.00%   $12,682       100.00%   $14,579      100.00%
             ======= ======    =======       ======    =======      ======

         Management purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from FHLMC, FNMA and GNMA with maturities from five to 40 years. The Corporation also purchases adjustable-rate Small Business Administration ("SBA") securities that are backed by the full faith and credit of the U.S. government.

         The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations (CMOs) and structured notes.
CMOs that are purchased must qualify as investment grade and be considered non-high risk for inclusion in the investment portfolio. CMOs that do not meet this criteria are not purchased. If a CMO should fail either of these tests subsequent to its purchase and the results appear irreversible, the CMO is disposed of in the most prudent and timely manner possible. The amortized cost and fair value of the CMOs on the books at September 30, 1996 was approximately $1.4 million. The Corporation does not purchase CMOs for speculative or hedging purposes.

         The Corporation has purchased structured notes for investment purposes. These include step-up bonds, single-index floaters and dual-index floaters. While these types of investments possess minimal credit risk due to the Federal guarantee backing the issuing U.S. government agencies, they do possess liquidity risk and interest rate risk. While all financial instruments are subject to interest rate risk and liquidity risk, structured notes are more sensitive because of the regulatory concerns and differing note
                               17
PAGE
structures (call provision, rate adjustments, etc.). The Corporation had approximately $2.6 million in structured notes as of September 30, 1996 with a fair value of approximately $2.5 million as of that date. See Notes 1 and 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.
                                18
PAGE

         The following table sets forth at amortized cost the maturities and weighted average yields of the
Corporation's investment and mortgage-backed securities portfolio at September 30, 1996 (dollars in thousands):
                                         Amount Due to Repricing within:
               ------------------------------------------------------------------------------------------
                   One Year          Over One to        Over Five to           Over
                    or Less           Five Years          Ten Years          Ten Years          Total
               ------------------ ------------------ -----------------  ----------------  -----------------
               Weighted           Weighted           Weighted           Weighted         Weighted
                Carrying  Average  Carrying  Average  Carrying  Average  Carrying Average  Carrying Average
                 Value     Yield    Value    Yield     Value    Yield    Value    Yield    Value     Yield



Available for Sale:

Investment Securities:
 U.S. Agency
  Obligations  $6,282     7.99%    $2,201    5.30%   $1,522     5.98%   $2,216    7.69%    $12,221  7.20%
  Municipal
   Securities(a)1,001     6.44        346    5.43        97     7.90        --      --       1,444  6.30
                -----               -----             -----              -----              ------
 Total Investment
  Securities    7,283     7.78      2,547    5.32     1,619     6.10     2,216    7.69      13,665  7.11
                -----               -----             -----              -----              ------
 Mortgage-backed
  Securities    2,135     6.35      3,605    6.54       700     6.50     2,069    7.02       8,509  6.61
                -----               -----             -----              -----               -----
 Total Available
  for Sale     $9,148     7.45     $6,152    6.03    $2,319     6.22    $4,285    7.37     $22,174  6.91
               ======              ======            ======             ======             =======
Held to Maturity:

 Investment Securities
  U.S. Agency
   Obligations $2,974     8.90%    $1,499    7.58%     $500     7.30%   $  500    8.50%    $ 5,473  8.36%

  Mortgage-backed
   Securities      --       --        991    6.80        --       --     5,158    6.90       6,149  6.88
               ------              ------              ----             ------             -------
  Total Held to
   Maturity    $2,974     8.90     $2,490    7.27      $500     7.30    $5,658    7.04     $11,622  7.58
               ======              ======              ====             ======             =======
________________________
(a) Yields are presented on a fully taxable equivalent basis.
                                                                  19

PAGE

         At September 30, 1996, approximately $2.4 million of debt securities and $2.7 million of mortgage-backed securities were adjustable-rate securities.

         At September 30, 1996, the Corporation held obligations of Union County, South Carolina, in the amount of approximately $99,000 with a fair value of approximately $95,000 as of the same date.

Deposits and Borrowings

         Deposits are the major source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal repayments tend to slow when interest rates increase. Deposit inflows and outflows may be significantly influenced by general market interest rates and money market conditions. During fiscal year 1996, the Corporation experienced a net decrease in deposits of approximately $1.0 million. The Corporation borrowed funds to cover the outflow and support the growth experienced in fiscal 1996.

         Deposits. Local deposits are, and traditionally have been, the primary source of the Corporation's funds for use in lending and for other general business purposes. The Corporation offers a number of deposit accounts including negotiable order of withdrawal ("NOW") accounts, money market savings accounts, passbook and statement savings accounts, individual retirement accounts ("IRAs") and certificate of deposit accounts. Deposit accounts vary as to terms regarding withdrawal provisions, deposit provisions and interest rates.

         The Corporation adjusts the interest rates offered on its deposit accounts as necessary so as to remain competitive with other financial institutions in Union County. The Corporation does not solicit brokered deposits.

         Savings deposits in the Corporation at September 30, 1996 were represented by the various types of savings programs described below:

                           Weighted
                           Average       Minimum                   Percentage
                           Interest      Balance                     of Total
      Deposits             Rate          Required       Balances     Balances
      --------             ----------    ----------     ----------   --------
                                                      (in thousands)
NOW accounts:
  Commercial non-interest-
   bearing                   0.00%       $     --        $1,602         1.71%
  Noncommercial              1.49           2,500         6,765         7.22
Money market
  checking accounts          3.90           1,000         4,982         5.32
Passbook accounts            2.08              10         4,943         5.27
Statement savings            2.38             100         6,365         6.79
   Total demand and
     savings deposits        2.23                        24,657        26.31
                             ----                        ------        -----
Certificates of deposit:
  91-day                     4.62             500           880         0.94
  6 months                   5.01             500        25,539        27.26
  9-12 months                5.10             500        10,761        11.48
  15-18 months               5.15             500         7,004         7.47
  20-30 months               5.20             500         8,902         9.50
  36-40 months               5.29             500         2,429         2.59
                       (table continued on following page)

                           Weighted
                           Average       Minimum                   Percentage
                           Interest      Balance                     of Total
      Deposits             Rate          Required       Balances     Balances
      --------             ----------    ----------     ----------   --------
                                                      (in thousands)

  48 months                   5.29%        $500           $1,163      1.24
  60 months                   5.29          500            1,823      1.95
IRAs                          5.25          100           10,557     11.26
                                                          ------     -----
  Total certificates
     of deposits              5.43                        69,058     73.69
                                                          ------     -----
Total deposits                4.62                        93,715    100.00%
                                                          ======    ======

         Time Deposits by Rates and Maturity. The following table sets forth the time deposits of the Corporation classified by rates as of the dates indicated (in thousands):

                                           At September 30,
                                  -----------------------------------
                                  1996           1995            1994
                                  ----           -----           ----

Up to 4%                       $    125       $   288           $23,541
4.01% to 6.0%                    61,794        66,662            27,609
6.01% to 8.0%                     7,139         3,107             2,054
8.01% to 10.00%                      --            63             1,528
10.00% to 14.00%                     --            --               226
                                -------       -------           -------
                                $69,058       $70,120           $66,958
                                =======       =======           =======

The following table sets forth the maturities of time deposits at September 30, 1996 (in thousands):


                                                                Amount
                                                               ----------


      Within three months. . . . . . . . . . . . . . . . .     $17,361
      After three months but within six months . . . . . .      25,049
      After six months but within one year . . . . . . . .      11,935
      After one year but within three years  . . . . . . .      12,530
      After three years but within five years  . . . . . .       2,027
      After five years but within ten years. . . . . . . .         156
          Total. . . . . . . . . . . . . . . . . . . . . .     $69,058

          Certificates of deposit with maturities of less than one year increased from $53.9 million at September 30, 1995 to $54.3 million at September 30, 1996. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. In addition, management of the Bank believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments. As discussed above, the Bank has agreed to purchase a commercial bank branch, which will increase the current deposit base by 24% and increase the diversification of its deposits.

          The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 1996 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.


                 Maturity Period                      Amount
                 ---------------                      ------


Three months or less . . . . . . . . .                 $ 2,936
Over three through six months. . . . .                   4,228
Over six through 12 months . . . . . .                   1,996
Over 12 months . . . . . . . . . . . .                   2,584
                                                       -------
     Total jumbo certificates
      of deposit . . . . . . . . . . .                 $11,744
                                                       =======
See Note 6 of Notes Consolidated Financial Statements for additional information about deposit accounts.

         Borrowings. The Corporation utilizes advances from the FHLB and other borrowings (treasury, tax and loan deposits) to supplement its supply of lendable funds for granting loans, making investments and meeting deposit withdrawal requirements. See "Regulation -- Federal Home Loan Bank System."

         The following tables sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):


                                          At September 30,
                                 -------------------------------------
                                  1996            1995             1994
                                 ------          -----            -----

Balance outstanding at end of period:
   FHLB advances and other
    borrowings. . . . . . .    $20,488         $13,080          $13,400

Weighted average rate paid on:
   FHLB advances and other
    borrowings. . . . . . .       6.30%           6.07%            5.58%

                                      Year Ended September 30,
                                 --------------------------------------
                                 1996            1995            1994
                                 -----           ----            -----

Maximum amount of borrowings
 outstanding at any month end:
   FHLB advances and other
    borrowings. . . . . . .    $20,488         $24,200          $13,400


Approximate average short-term borrowings
 outstanding with respect to:
   FHLB advances and other
    borrowings. . . . . . .      9,499          19,693            7,050

Approximate weighted average rate paid on:
   FHLB advances and other
    borrowings. . . . . . .       6.01%           5.92%            3.73%

Competition

         The Corporation faces competition in both the attraction of deposit accounts and in the origination of mortgage and consumer loans. Its most direct competition for savings deposits has historically derived from other thrift institutions and commercial banks located in and around Union County, South Carolina. The Corporation faces additional significant competition for investor funds from money market instruments and mutual funds. It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

         The Corporation competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. The
Corporation's competition for real estate loans comes principally from other thrift institutions, commercial banks and mortgage banking companies.

         As of September 30, 1996, a local commercial bank, two branch offices of a regional commercial bank and an office of a regional savings and loan association were located in Union County, South Carolina. The Corporation is the largest financial institution based in Union County, South Carolina.

         The State of South Carolina has a reciprocity law with twelve other states and the District of Columbia that allows for interstate mergers between financial institutions. As of September 30, 1996, federal law permits bank holding companies from any state to acquire banks in South Carolina. These statutes have created, and are expected to continue to create, additional competition from large, out of state, financial institutions.

Employees

         The Corporation had 40 full-time employees as of September 30, 1996. None of the employees are represented by a collective bargaining unit. The Corporation believes that relations with its employees are excellent.


                               REGULATION

General

          The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Union Financial, the Bank and their operations. Union Financial, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Associations

          Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

          Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

          The Bank, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Atlanta. The Bank is in compliance with this requirement with an investment in FHLB-Atlanta stock of $950,000 at September 30, 1996.

          Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta.

          Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of its deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

          The Bank's accounts are insured by the SAIF. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

          Until the second half of 1995, the same matrix applied to BIF-member institutions. As a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. Pursuant to the Deposit Insurance Funds Act of 1996 ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits equal to 0.657% of SAIF-insured deposits on March 31, 1995 so that the SAIF may achieve its designated reserve ratio. The Bank's assessment was $606,000. Beginning January 1, 1997, the assessment schedule for SAIF members will be the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members will be charged an assessment of .064% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

          The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

          The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

          Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements.

          Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

          A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

          An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

          At September 30, 1996, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

          Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation;
(iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking regulatory agencies are also required to prescribe standards relating to asset quality and earnings. The federal banking agencies adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

          Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

          Currently, the QTL test requires that either, an institution qualify as a domestic building and loan under the Internal Revenue Case or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1996, the Bank satisfied the qualified thrift lender test.

          Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. Union Financial is not subject to any minimum capital requirements.

          OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

          As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

          Savings associations also must maintain "tangible capital" not less than 1.5% of the Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

          Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

          The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets.
Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi- family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

          The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.

          Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

          A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

          The Bank is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

          Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1996, the Bank's limit on loans to one borrower was $1.9 million. At September 30, 1996, the Bank's largest aggregate amount of loans to one borrower was $750,000.

          Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

          The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

          Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same
extent as if the savings association were a Federal Reserve member bank.   A
savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

          Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from
Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks. The Bank has not been significantly affected by the rules regarding transactions with affiliates.

          The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Savings and Loan Holding Company Regulations

          Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

          Holding Company Activities. As a unitary savings and loan holding company, Union Financial generally is not subject to activity restrictions. If Union Financial acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

          Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                             TAXATION

Federal Taxation

          General. Union Financial and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or Union Financial.

          Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Bank used the percentage method bad debt deduction for the taxable years ended September 30, 1996, 1995 and 1994.

          Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At September 30, 1996, the Bank's post-1987 reserves totalled approximately $230,000. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank anticipates that it will meet the residential loan requirement for the taxable year ending September 30, 1997.

          Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At September 30, 1996, the Bank's total bad debt reserve for tax purposes was approximately $1.6 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

          Distributions. To the extent that the Bank makes "nondividend distributions" to Union Financial that are considered as made: (I) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to Union Financial that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.
Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "REGULATION" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

          Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI.
In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

        Dividends-Received Deduction and Other Matters. Union Financial may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which Union Financial and the Bank will not file a consolidated tax return, except that if Union Financial or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

          There have not been any IRS audits of Union Financial's or the Bank's federal income tax returns during the past five years.

          State Taxation

          South Carolina. The Bank is subject to tax under South Carolina law. South Carolina law allows a savings and loan association to use the federal bad debt deduction method for the purpose of computing net income subject to state tax, and the present South Carolina tax rate on taxable income is 6 percent. In order to calculate taxable income for South Carolina taxation purposes, a corporation begins with its federal taxable income and then modifies it to take into account certain adjustments. Adjustments which would be common to most financial institutions include an addition for state taxes deducted on the federal return, and a subtraction for interest on certain federal obligations and securities. South Carolina income tax is deductible for federal income tax purposes. In addition, Union financial is subject to South Carolina taxes as a regular corporation and pays taxes based on its shareholders' equity.

          Delaware. As a Delaware holding company not earning income in Delaware, Union Financial is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2.  Description of Property
--------------------------------
          The Corporation owns its main office, located at 203 West Main Street in Union, South Carolina, which was opened in 1977, and has approximately 10,000 square feet. The Corporation also owns a branch office which opened in April 1989, located at 508 North Duncan By-Pass, Union, South Carolina. This facility has approximately 2,700 square feet of space. The Corporation purchased property in Jonesville, S.C. and opened a temporary office in July 1994. The net book value of the Corporation's investment in premises and equipment totaled approximately $1.7 million at September 30, 1996. See Note 4 of Notes to Consolidated Financial Statements.

          The Corporation owns various bookkeeping and accounting equipment. Certain data processing services are provided by an outside data processing center under a long-term contract.

Item 3.  Legal Proceedings
--------------------------
          Neither Union Financial nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business wherein it enforces the Bank's security interest in mortgage loans the Bank has made.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                            PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
----------------------------------------------------------------------------
          The information contained under the section captioned "Common Stock and Dividend Information" in the Annual Report is incorporated herein by reference.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------
          The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


Item 7. Financial Statements
----------------------------
          The financial statements contained in the Annual Report are incorporated herein by reference.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------
          The information contained under the caption "Proposal II -- Ratification of Appointment of Auditors" in Union Financial's definitive proxy statement for the 1996 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference.

                             PART III

Item 9. Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------
          For information concerning the Board of Directors of Union Financial, the information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this Form 10-KSB for information regarding compliance with section 16(a) of the Exchange Act.

          Certain executive officers of the Bank also serve as executive officers of Union Financial. The day-to-day management duties of the executive officers of Union Financial and the Bank relate primarily to their duties as to the Bank. The executive officers of Union Financial are as follows:


                                    Position as of
Name                 Age(a)         September 30, 1996
----                 ------         -------------------

Dwight V. Neese       46            President, Chief Executive Officer and
                                    Director

Richard H. Flake      48            Senior Vice President - Chief Financial
                                    Officer

Gerald L. Bolin       34            Vice President - Chief Operating Officer

Wanda J. Wells        40            Vice President - Corporate Secretary
________________
(a)       At September 30, 1996.

          Dwight V. Neese was appointed as President and Chief Executive Officer of the Bank effective September 5, 1995. Prior to joining Union Federal, Mr. Neese was Executive Vice President and Chief Operating Officer of Home Federal Savings Bank of South Carolina in Rock Hill. As President and Chief Executive Officer of Union Federal and the Corporation, Mr. Neese is responsible for daily operations of the Bank and implementation of the policies and procedures approved by the Board of Directors.

          Richard H. Flake joined Union Federal in September 1995. Prior to joining Union Federal, Mr. Flake was Senior Vice President and Corporate Accounting Manager for United Financial Corporation in Greenwood, South Carolina.

          Gerald L. Bolin joined Union Federal in September 1995. Prior to joining Union Federal, Mr. Bolin was Vice President and Director of Internal Audit and Compliance with Home Federal Savings Bank of South Carolina in Rock Hill.

          Wanda J. Wells has been employed by Union Federal since 1975 and serves as the Corporation's Corporate Secretary.

Item  10. Executive Compensation
---------------------------------
          The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

           (a)      Security Ownership of Certain Beneficial Owners

                    Information required by this item is incorporated herein by reference to the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

          (b)       Security Ownership of Management

                    Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Securities Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

           (c) Management of Union Financial knows of no arrangements, including any pledge by any person of securities of Union Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
          The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Transaction with Management" in the Proxy Statement.

                              PART IV

Item 13.   Exhibits and Reports on Form 8-K
--------------------------------------------
           (a)  Exhibits
                3(a)        Certificate of Incorporation(1)
                3(b)        Bylaws(1)
                10(a)       Employment Agreement with Dwight V. Neese(2)
                10(b)       Union  Federal Savings and Loan Association 1987
                             Stock Option Plan(2)
                10(c)       Union Financial Bancshares, Inc. 1995 Stock
                             Option Plan(3)
                10(d)       Purchase and Assumption Agreement dated as of
                             October 3, 1996 by and between Union Federal
                             Savings Bank and First Union National Bank of South Carolina.(4)
                13          1996 Annual Report to Stockholders
                21          Subsidiaries of the Registrant
                23(a)       Consent of auditors
                23(b)       Consent of prior auditors
                27          Financial Data Schedule
                99          Prior Independent Auditors' Report

           (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.
--------------------------
(1) Incorporated herein by reference to Union Financial's Registration Statement on Form S-4 (File No. 33-80808) filed with the Securities and Exchange Commission on June 29, 1994.
(2) Incorporated herein by reference to Union Financial's Form 10-KSB for the year ended September 30, 1996.
(3) Incorporated herein by reference to Exhibit A to Union Financial's Proxy Statement for its 1996 Annual Meeting of Stockholders.
(4) Incorporated herein by reference to Exhibit 10 to Union Financial's Form 8-K filed October 10, 1996.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNION FINANCIAL BANCSHARES, INC.




Date:  December 30, 1996              By: /s/Dwight V. Neese
                                         ---------------------------------
                                          Dwight V. Neese
                                          President and Chief
                                          Executive Officer - Duly Authorized
                                                              Representative

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Dwight V. Neese                   By:
    ------------------------                  -----------------------------
    Dwight V. Neese                           James W. Edwards
    Principal Executive Officer               Director

Date:     December 30, 1996              Date:   December __, 1996

By: /s/Richard H. Flake                  By:  /s/David G. Russell
    ------------------------                  ------------------------------
    Richard H. Flake                          David G. Russell
   (Principal Financial and                   Director
    Accounting Officer)

Date:     December 30, 1996              Date:   December 30, 1996

By:                                      By: /s/Louis M. Jordan
    -------------------------                -------------------------------
    Mason G. Alexander                       Louis M. Jordan
    Director                                 Director

Date:    December __, 1996               Date:   December 30, 1996

By: /s/William M. Graham                 By:
    --------------------------               -------------------------------
    William M. Graham                        Carl L. Mason
    Director                                 Director

Date:    December 30, 1996               Date:   December __, 1996

                          EXHIBIT NO. 13

               1996 Annual Report to Shareholders



--------------------------------------------------------------------
                                    UNION FINANCIAL BANCSHARES, INC.

                                                                  UF

























                                                  1996 ANNUAL REPORT
--------------------------------------------------------------------

                                Our Vision

   Our vision is to be the financial services provider of choice in the communities we serve.  We will accomplish this through meaningful and effective partnerships with our employees,
         our customers, our communities, and our shareholders.


                               Our Mission

        Our mission is to achieve superior financial performance
         through the development and marketing of high quality,
           value-added, consumer-preferred financial products
         and by providing service that consistently exceeds our
                        customers' expectations.

                             Our Core Values

                            We are committed:

          To provide our employees with the tools and training necessary to enhance their career development and the opportunity to be successful.

         To understand the value of customer confidence and to provide needs-based products and services at a fair price.

     To the concept of corporate social responsibility to our local communities through individual and company participation
                             and leadership.

       To provide to the shareholders a superior return on their investment and an opportunity to share in the growth of a prominent, local financial institution.

       To these core values because they are not only right, but
                       because we believe in them.

TO OUR SHAREHOLDERS AND FRIENDS:

It is always a pleasure to be able to report success. And 1996 was truly a successful year for Union Financial Bancshares, Inc!

At the beginning of the year our Officers and Directors carefully crafted the vision, mission, and core values statements presented on the opposite page. Once the essence of the corporate philosophy was quantified, a long-term strategic business plan was developed. All Associates of Union Financial are now focused on being the financial services provider of choice in the communities we serve.

1996 was also a pivotal year for the banking industry as a whole. President Clinton signed the Omnibus Appropriations Bill on September 30, 1996 outlining the recapitalization of the FDIC fund that insures our deposits. The new legislation was controversial and took two years to make its way through Congress and to the President. The Officers and Directors of Union Financial endorse the resolution because it brings closure to a problem that has clouded the industry for years. Union Federal Savings Bank paid its fair share of $606,000 on the last day of the fiscal year. Even though the special assessment had a significant impact on earnings for 1996, we all consider it an important investment in the Bank's future. Recapitalization of the insurance fund substantially reduces future deposit insurance expense and is a major step toward eliminating the disparity between banks and thrifts. The assessment will have no impact on dividends and Union Federal remains a well-capitalized institution.

Net income as a result of the special assessment was reduced to $862,000, or $1.07 per share, as compared to the previous year's net income of $1,054,000, or $1.34 per share. Net income excluding the special assessment would have been $1,256,000, or 19.2 % higher than the previous year. Return on average assets for fiscal 1996 was 0.73%, compared to the previous year's return of 0.83%. Return on average equity for fiscal 1996 was 7.01%, compared to the previous year's return of 9.38%. Return on average assets, excluding the special FDIC assessment, would have been 1.06% and the return on average equity would have been 10.20%. Shareholders' equity was $12,254,000, representing a capital-to-assets ratio of 9.6%, and a risk-based capital ratio of 19.2%.

One of the primary strategic goals established at the beginning of the fiscal year was to restructure the Bank's balance sheet to focus more on core products that would produce higher yielding assets. This goal was met with yields on earning assets increasing to 7.88% for fiscal 1996, compared to 7.57% for the previous year. Net interest margin, a benchmark of core earning ability, increased to 3.01% for fiscal 1996, compared to 2.96% for the previous year. As an indication of future earning ability for the Bank, the net interest margin at September 30, 1996 was 3.41%. Coupled with the significant improvement in the net interest margin was the increase in total assets to $128,133,000 for fiscal 1996, compared to $120,879,000 for the previous year.

Another one of the Bank's strategic goals was to expand and diversify the Bank's franchise. During 1996, the Bank took its first expansion step by entering into an agreement to purchase a branch from First Union National Bank in Laurens, S. C. Secondly, in an effort to improve interest yields and to control interest rate risk, the Bank entered into a commitment to purchase adjustable rate mortgage loans from Palmetto Bank, also located in Laurens.
As a result of this strategic move, the outstanding loans receivable in adjustable rate mortgage products increased 40.5% to $39,076,000.

Both our shareholders and customers realized the benefits of our improved operations and expansion efforts in 1996. In June, Union Financial announced a two-for-one stock split of the Corporation's outstanding shares of common stock. Then, in August, Union Financial increased the liquidity of its stock by listing it on the Nasdaq Stock Market's Over-the-Counter Bulletin Board under the symbol UFBS. The market responded favorably to the Corporation's performance and initiatives in 1996 closing at $15.50 per share at fiscal year end, up 69.8% over the previous year.

In closing, the Board of Directors and all the Associates of Union Financial are pleased to present this annual report outlining our achievements in 1996; profitability up 19.2% (before the special assessment); total assets up $7.3 million, or 6.0%; and the value of our shareholders' investment up 69.8%. But more importantly, everyone at Union Financial is genuinely excited about the future of our Bank because we have strategically repositioned our company to capitalize on our strengths and the many opportunities in the marketplace.

As always, your interest, patronage and support are the primary reasons for our success. For that, we say Thank You!

Sincerely,


/s/Dwight V. Neese
Dwight V. Neese
President and Chief Executive Officer

                          Table of Contents


       Business. . . . . . . . . . . . . . . . . . . . . .  1
       Selected Financial and Other Data . . . . . . . . .  2
       Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . .  4
       Independent Auditor's Report. . . . . . . . . . . . 12
       Consolidated Financial Statements . . . . . . . . . 13
       Notes to Consolidated Financial Statements. . . . . 18
       Directors and Leadership Group. . . . . . . . . . . 38
       Corporation Information . . . . . . . . . . . . . . 39
       Notice of Annual Meeting. . . . . . . . . . . . . . 39
       10-KSB Information. . . . . . . . . . . . . . . . . 39
       Common Stock Information. . . . . . . . . . . . . . 39


                             ==============

                                 BUSINESS

Union Financial Bancshares, Inc. ("Union Financial") was incorporated in the State of Delaware in April 1994 for the purpose of becoming a savings and loan holding company for Union Federal Savings Bank ("the Bank"). On August 24, 1994, the shareholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 9, 1994, on which date the Bank became the wholly-owned subsidiary of Union Financial, and the shareholders of the Bank became the shareholders of Union Financial. Prior to the completion of the reorganization, Union Financial had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the Bank, Union Financial has engaged in no significant activity other than holding the stock of the Bank and engaging in certain passive investment activities. Accordingly, the 1996 and 1995 financial statements reflect the reorganization. Financial statements and related data for years prior to 1995 relate to the Bank. Union Financial and the Bank are collectively referred to as the Corporation in this annual report.

The Bank is a federally-chartered capital stock savings bank headquartered in Union, South Carolina. The Bank was known as Union Federal Savings and Loan Association until January 1992, when its shareholders approved a change to a federally chartered savings bank. The Bank, originally chartered in 1934, is a member of the Federal Home Loan Bank System. Its deposits are insured to the maximum limits allowable by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). In August 1987, the Bank converted from a federal mutual savings and loan association to a federal capital stock savings and loan association.

The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on residential properties located in South Carolina. The Bank also makes commercial real estate, construction and consumer loans, invests in federal government and agency obligations and purchases fixed and variable rate mortgage participation certificates. The Bank has no subsidiaries. The principal sources of funds for the Bank's lending activities include deposits received from the general public and advances from the Federal Home Loan Bank. The Bank's principal expenses are interest paid on deposit accounts and other borrowings and expenses incurred in the operation of the Bank.

The Bank's operations are conducted through its main office and two full-service branches, all of which are located in Union County, South Carolina.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

SELECTED FINANCIAL AND OTHER DATA

The following tables set forth selected financial data of the Corporation for the periods indicated.

Operations Data:

                                     Years Ended September 30,
                            --------------------------------------------
                            1996      1995      1994      1993      1992
                            ----      ----      ----      ----      ----
                            (Dollars In Thousands - Except Share Amounts)

Interest income            $9,004    $9,265    $8,767    $8,302    $8,479
Interest expense            5,050     5,260     3,888     3,699     4,733
Net interest income         3,954     4,005     4,879     4,603     3,746
Provision for loan losses      --      (105)     (335)     (210)     (201)
                           ------    ------    ------    ------    ------
Net interest income
  after provision for
  loan losses               3,954     3,900     4,544     4,393     3,545
Other income                  506       381       275       537       394
Other expense              (3,224)   (2,588)   (2,727)   (2,323)   (2,335)
                           ------    ------    ------    ------    ------
Income before income
  taxes and cumulative
  effect of a change in
  accounting principle      1,236     1,693     2,092     2,607     1,604
Income tax expense            374       639       776       896       458
                           ------    ------    ------    ------    ------
Income before cumulative
  effect of a change in
  accounting principle        862     1,054     1,316     1,711     1,146

Cumulative effect of a
  change in accounting
  principle (2)                --        --       208        --        --
                           ------    ------    ------    ------    ------
Net income                 $  862    $1,054    $1,524    $1,711    $1,146
                           ------    ------    ------    ------    ------
Income per common share (1):
  Income before cumulative
    effect of a change in
    accounting principle    $1.07     $1.34     $1.66     $2.16     $1.45
  Cumulative effect of a
    change in accounting
    principle (2)              --        --      0.26        --        --
                           ------    ------    ------    ------    ------
Net income per common
  share                     $1.07     $1.34     $1.92     $2.16     $1.45
                           ------    ------    ------    ------    ------
Weighted average number
  of common shares
  outstanding             808,307   787,906   792,834   792,782   792,782

(1) All share and per share amounts have been restated for the 2:1 stock split occurring in July 1996.
(2) The Bank adopted Statement of Financial Standards No. 109, Accounting for Income Taxes ("SFAS 109"), effective October 1, 1993. The cumulative effect on prior years of adopting SFAS 109 on the Bank's financial statements was to increase net income by $208,000 ($0.26 per share) for the year ended September 30, 1994.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Financial  Condition:

                                            September 30,
                            --------------------------------------------
                            1996      1995      1994      1993      1992
                            ----      ----      ----      ----      ----
                                      (Dollars In Thousands)

Total amount of:
Assets                   $128,133  $120,879  $122,313  $112,316   $98,608
Short-term interest-
  bearing deposits          1,938     3,552     2,383     6,492     6,387
Investment securities      19,138    21,264    23,194    13,075     6,646
Mortgage-backed
  securities               14,658    18,616    19,946    24,433    20,972
Loans receivable (net)     85,997    73,431    71,006    63,111    56,435
Deposit accounts           93,715    94,750    97,310    98,506    88,506
Shareholders' equity       12,254    11,856    10,693    10,253     8,878

Number of:
Real estate loans
  outstanding               1,615     1,641     1,749     1,643     1,772
Deposit accounts           13,095    13,062    12,760    13,075    12,198
Offices                         3         3         3         2         2

Other Selected Data:

                                      Years Ended September 30,
                            --------------------------------------------
                            1996      1995      1994      1993      1992
                            ----      ----      ----      ----      ----
Interest rate spread
  during the year          3.01%      2.96%     4.04%     4.42%     3.86%

Net yield on average
  interest-earning
  assets                   3.46%      3.27%     4.29%     4.66%     4.09%

Return on average assets   0.73%      0.83%     1.30%     1.62%     1.20%

Return on average share-
  holders' equity          7.01%      9.38%    14.56%    17.89%    13.71%

Dividend payout ratio     46.87%     37.40%    29.92%    19.69%     8.65%

Operating expense to
  average assets           2.73%      2.05%     2.33%     2.20%     2.44%

Ratio of average share-
  holders' equity to
  average assets          10.41%      8.88%     8.94%     9.07%     8.72%

Cash dividends declared
  and paid per share of
  common stock (1)(2)     $0.50      $0.50     $0.58     $0.43     $0.13

(1) 1996 amount does not include cash dividends declared in October, 1996, and paid in November, 1996, of $0.125 per share.

(2)     Restated to reflect 2:1 stock split.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset and Liability Management
------------------------------

The Corporation is committed to following a program of asset and liability management in an effort to manage the fluctuations in earnings caused by movements in interest rates. A significant portion of the Corporation's income results from the spread, or net interest income, between the yield realized on its interest-earning assets and the rate of interest paid on its deposits and borrowings. Differences in the timing and volume of repricing assets versus the timing and volume of repricing liabilities expose the Corporation to interest rate risk. Management's policies are directed at minimizing the impact of movements in interest rates on earnings.

The Corporation continues to work to shorten the average life of its assets and to extend the term on its liabilities in an effort to help minimize the effects of rising interest rates. The Corporation enjoys an increasing interest rate spread during periods of falling interest rates. The Corporation experiences a shrinking interest rate spread in a rising interest rate environment.

The Corporation's Asset and Liability Committee makes weekly pricing and marketing decisions on deposit and loan products in conjunction with managing the Corporation's interest rate risk. The Asset/Liability Committee of the Board of Directors reviews the Bank's securities portfolio, FHLB advances and other borrowings as well as the Corporation's asset and liability policies.

The Corporation has established policies and monitors results to control interest rate sensitivity. Although the Corporation utilizes measures such as static gap, which is simply the measurement of the difference between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period, just as important a process is the evaluation of how particular assets and liabilities are impacted by changes in interest rates or selected indices as they reprice. Asset/liability modeling techniques are utilized by the Corporation to assess varying interest rate and balance sheet mix assumptions.

At September 30, 1996 the Corporation's exposure to interest rate risk, as calculated by the OTS and measured by the impact of changing interest rates on the Market Value of Portfolio Equity ("MVPE"), was as follows:

                                               Rate Environment
                                               ----------------
                                     Minus 200                   Plus 200
                                    Basis Points     Flat      Basis Points
                                    ------------     ----      ------------
                                                (In Thousands)

Estimated Market Value of Assets     $135,420      $129,710      $123,147

Estimated Market Value of
  Liabilities                        $116,499      $114,098      $111,791

MVPE                                 $ 18,921      $ 15,612      $ 11,356

Increase/(decrease) in  MVPE         $  3,309      $   --        $ (4,256)

The analysis above indicates that the Corporation would be negatively affected by an increase in interest rates and positively affected by a decrease in interest rates.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Yields Earned and Rates Paid
----------------------------

The Corporation's pretax earnings depend primarily on its net interest income, the difference between the income it receives on its loan portfolio and other investments and its cost of money, consisting primarily of interest paid on savings deposits and borrowings. Net interest income is affected by the average yield on interest-earning assets, the average rate on interest-bearing liabilities, and the ratio of interest-earning assets to interest-bearing liabilities.

The following table sets forth at or for the periods and dates indicated the weighted average yields earned on the Corporation's interest-earning assets, the weighted average interest rates paid on the Corporation's deposit accounts and borrowings, the interest rate spread and net yield on interest-earning assets.


                         At September 30,     Years Ended September 30,
                         ----------------    ----------------------------
                               1996          1996        1995        1994
                               ----          ----        ----        ----
Average yield on
  earnings assets:

    Loans                     8.70%         8.81%        8.82%       9.06%
    Investments (1)           7.75%         6.55%        5.38%       4.72%
    Mortgage-backed
      securities              6.64%         6.02%        5.69%       6.62%

Total interest-earning
  assets                      8.23%         7.88%        7.57%       7.72%

Less:

  Average rate paid on
    deposits                  4.62%         4.75%        4.34%       3.68%
  Average rate paid on
    borrowings                6.30%         6.01%        5.92%       3.73%

Average cost of funds         4.82%         4.87%        4.61%       3.68%

Average interest rate spread  3.41%         3.01%        2.96%       4.04%

Net yield on average
  interest-earning assets     3.93%         3.46%        3.27%       4.29%


(1) Includes investment securities, federal funds sold, interest-bearing time deposits, overnight interest-bearing deposits and Federal Home Loan Bank (FHLB) stock.


----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Rate/Volume Analysis
--------------------

The following table sets forth certain information regarding changes in interest income and interest expense of the Corporation for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); and (3) the total. Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to rate and volume variances consistently on a proportionate basis.

                                   Years Ended September 30,
                       ---------------------------------------------------
                            1996 vs. 1995               1995 vs. 1994
                       -----------------------     -----------------------
                       Volume    Rate    Total     Volume    Rate    Total
                       ------    ----    -----     ------    ----    -----
                                    (Dollars in Thousands)

Change in interest
income:

Loans                 ($259)     ($4)   ($263)      $779    ($358)    $421
Mortgage-backed
securities             (189)     145      (44)       (84)    (147)    (231)
Investments              (1)      49       48        342      (34)     308
                       -----   -----    ------     ------  -------   ------
Total interest income  (449)     190     (259)     1,037     (539)     498
                       -----   -----    ------     ------  -------   ------
Change in interest
expense:

Deposits                 (3)     388      385      (134)      631      497
Borrowings and other   (603)      10     (593)      703       172      875
                       -----   -----    ------     ------  -------   ------
Total interest expense (606)     398     (208)      569       803    1,372
                       -----   -----    ------     ------  -------   ------
Change in net interest
  income               $157    ($208)    ($51)     $468   ($1,342)   ($874)
                       -----   -----    ------     ------  -------   ------


----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Results of Operations
---------------------

Comparison of Years Ended September 30, 1996 and September 30, 1995
-------------------------------------------------------------------

Net income decreased $192,000 from $1,054,000 in fiscal 1995 to $862,000 in fiscal 1996. Earnings per share decreased $0.27 to $1.07 for the year ended September 30, 1996 from $1.34 for the same period in 1995. Fiscal 1996 net income includes a one-time FDIC assessment of $606,000 ($395,000 after taxes). On September 30, 1996 President Clinton signed the Omnibus Appropriations Bill which calls for all financial institutions to share in recapitalizing the FDIC fund that insures deposits. Earnings before income taxes, gains and losses on the sale of loans and the effect of the FDIC special assessment were approximately $1,673,000 for fiscal 1995 and approximately $1,837,000 for fiscal 1996 or an increase of $164,000 or 9.80%.

Total interest income decreased $261,000, or 2.82%, from $9,265,000 in fiscal 1995 to $9,004,000 in fiscal 1996 due to the reduction in the level of interest-earning average assets more than offsetting a slight increase in average yields. Average earning assets decreased due primarily to management's decision to use the majority of principal repayments from loans and mortgage-backed securities and maturities of investment securities for the reduction of FHLB advances. Interest income on loans decreased $266,000, or 3.97%, from $6,702,000 in fiscal 1995 to $6,436,000 in fiscal 1996. Interest income on investment securities increased $47,000, or 3.57%, from $1,316,000 in fiscal 1995 to $1,363,000 in fiscal 1996. Interest income on mortgage-backed securities decreased $42,000 or 3.66% from $1,147,000 in fiscal 1995 to $1,105,000 in fiscal 1996.

Interest expense decreased 3.99% to $5,050,000 for fiscal 1996 from $5,260,000 for fiscal 1995. Interest expense increased $384,000 for deposits and decreased $594,000 for other borrowings, respectively. Interest expense for deposits increased due to increasing rates more than offsetting declining volumes. Interest expense on other borrowings decreased due to lower average balances and rates on FHLB advances throughout fiscal 1996 as compared to fiscal 1995.

Provisions for loan losses decreased $105,000 from $105,000 in fiscal 1995 to $0 in fiscal 1996. The decrease in the provision was due to the reduction in losses experienced in consumer loans, specifically indirect auto dealer loans. Dealer loan originations were curtailed dramatically in fiscal 1995. The Corporation experienced bad debt charge-offs, net of recoveries, of approximately $79,000 in fiscal 1996. While future losses associated with indirect dealer loans are possible, management feels that provisions for loan losses are adequate in regards to this type of lending.

Non-interest income increased 32.81% to $506,000 for the year ended September 30, 1996 from $381,000 for the year ended September 30, 1995. This increase was due primarily to the increase in fees for financial services.

Non-interest expense increased 24.57% to $3,224,000 in fiscal 1996 from $2,588,000 in fiscal 1995. The increase in non-interest expense is the result of the one-time FDIC assessment of $606,000.

Comparison of Years Ended September 30, 1995 and September 30, 1994
-------------------------------------------------------------------

Net income decreased $470,000 from $1,524,000 in fiscal 1994 to $1,054,000 in fiscal 1995. Earnings per share decreased $0.58 to $1.34 for the year ended September 30, 1995 from $1.92 for the same period in 1994. Fiscal 1994 net income includes non-recurring income of $208,000 due to the adoption of SFAS 109, effective October 1, 1993. Earnings before income taxes, gains and losses on the sale of loans and the effect of the change in accounting for income taxes were approximately $2,168,000 for fiscal 1994 and approximately $1,673,000 for fiscal 1995.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Total interest income increased $498,000, or 5.68%, from $8,767,000 in fiscal 1994 to $9,265,000 in fiscal 1995 due to increased volumes of interest-earning assets more than offsetting the declining yields. Average interest-earning assets increased due primarily to an increase in mortgage loan production in fiscal 1995 as compared to fiscal 1994. The loan production was financed by advances from the FHLB. Interest income on loans increased $421,000, or 6.70%, from $6,281,000 in fiscal 1994 to $6,702,000 in fiscal 1995. Interest income on investment securities increased $360,000, or 37.66%, from $956,000 in fiscal 1994 to $1,316,000 in fiscal 1995. The increases in interest income on loans and investment securities were offset by decreases of $231,000 and $52,000 in interest income on mortgage-backed securities and on deposits and federal funds sold, respectively.

Interest expense increased 35.29% to $5,260,000 for fiscal 1995 from $3,888,000 for fiscal 1994. Interest expense increased $497,000 and $875,000 for deposits and for other borrowings, respectively. Interest expense for deposits increased due to increasing rates more than offsetting declining volumes. Interest expense on other borrowings increased due to higher volumes and rates on FHLB advances throughout fiscal 1995.

Provisions for loan losses decreased $230,000 from $335,000 in fiscal 1994 to $105,000 in fiscal 1995. The provision was larger in fiscal 1994 due to losses experienced in consumer loans, specifically indirect auto dealer loans. Indirect dealer loans are loans purchased directly from the selling dealer.
In fiscal 1994, the Corporation experienced bad debt charge-offs, net of recoveries, of approximately $200,000. Dealer loan originations were curtailed dramatically in fiscal 1995. The Corporation experienced bad debt charge-offs, net of recoveries, of approximately $112,000 in fiscal 1995. While future losses associated with indirect dealer loans are possible, management feels that provisions for loan losses are adequate in regards to this type of lending.

Non-interest income increased 38.55% to $381,000 for the year ended September 30, 1995 from $275,000 for the year ended September 30, 1994. This increase was due primarily to gains recognized on the sale of loans in the current year of $20,000 as opposed to losses of $77,000 recognized in fiscal 1994.

Non-interest expense decreased 5.10% to $2,588,000 in fiscal 1995 from $2,727,000 in fiscal 1994. The decrease in non-interest expense is primarily a result of declines in compensation and employee benefits and in professional services, which decreased $50,000 and $71,000, respectively, in fiscal 1995 from fiscal 1994. The decrease in compensation and employee benefits expense was due to lower staffing levels in fiscal 1995 as compared to fiscal 1994. Professional services expense was larger in fiscal 1994 due to an advertising campaign for an opening branch.


----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Corporation's assets totaled $128,133,000, an increase of $7,254,000, or 6.00%, as compared to $120,879,000 at September 30, 1995. Investment and mortgage-backed securities decreased $6,084,000 to $33,796,000 from $39,880,000 at September 30, 1995 due primarily to management's decision to use the majority of principal repayments from mortgage-backed securities and maturities of investment securities for the funding of new loan originations. The decrease in securities was more than offset by an increase in loans receivable, net, which increased $12,566,000 to $85,997,000. The increase in loans receivable, net, was also partially funded by advances from the Federal Home Loan Bank and other borrowings which increased $7,408,000 from September 30, 1995 to the same period in 1996. The majority of the increase in loans receivable, net, represents adjustable rate loans purchased from other organizations. Total deposits decreased $1,035,000 from September 30, 1995 to $93,715,000 in September 30, 1996. There was also a 3.36% growth in shareholders' equity from September 30, 1995 to September 30, 1996.

Cash and cash equivalents decreased from $3.8 million at September 30, 1995 to $3.7 million at September 30, 1996. Cash provided by operating activities decreased from $1.9 million at September 30, 1995 to $760,000 at September 30, 1996; cash provided by (used in) investing activities decreased from $1.8 million at September 30, 1995 to $(6.9) million at September 30, 1996; cash (used in) provided by financing activities increased from $(3.1) million at September 30, 1995 to $6.0 million at September 30, 1996. The decrease in cash provided by operations was due primarily to a reduction in loan sales. The decrease in cash provided by investing activities was due to a higher volume of loan originations. The increase in cash provided by financing activities was due to a reduction in the repayment of advances, along with a smaller loss in deposit accounts during the year ended September 30, 1996.

Cash and cash equivalents increased from $3.2 million at September 30, 1994 to $3.8 million at September 30, 1995. Cash provided by operating activities increased from $1.3 million at September 30, 1994 to $1.9 million at September 30, 1995; cash (used in) provided by investing activities increased from $(15.1) million at September 30, 1994 to $1.8 million at September 39, 1995; cash provided by (used in) financing activities decreased from $10.0 million at September 30, 1994 to $(3.1) million at September 30, 1995. The increase in cash provided by operations was due to a net increase in other liabilities. The increase in cash provided by investing activities was due to a lower volume in loan originations. The decrease in cash provided by financing activities was due to an increase in FHLB advance activity.

The Bank's liquidity, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities) and investment securities to total deposits was approximately 8.23% at September 30, 1996. Assets that qualify as eligible liquidity are defined by applicable federal regulation and include cash and cash equivalents and certain types of United States Treasury and agency obligations, and other similar investments having maturities of five years or less. The required level of such liquidity investments is currently 5% of certain of the Bank's liabilities as defined by the OTS. The liquidity requirement is changed periodically by the OTS to reflect economic conditions. The Bank has relied upon deposit growth and loan repayments as its principal sources of funds. If deposit growth and loan repayments do not generate sufficient liquid funds in the future, the Bank may borrow additional funds from the FHLB or liquidate short-term investments. These sources of funds are intended to provide a secondary source of relatively liquid funds upon which the Bank may rely, if necessary. Commitments to fund loans in the ordinary course of business at September 30, 1996 were approximately $894,000. See Note 12 to the financial statements for further information about commitments and contingencies.

As of September 30, 1996, the Bank exceeded the OTS's capital requirements. See Note 14 to the financial statements for further discussion of these capital requirements.


----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Recapture of Bad Debt Reserves
------------------------------

The Corporation is permitted a special bad debt deduction in determining federal taxable income, subject to certain limitations. If the amounts that qualify as bad debt deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. As permitted under SFAS 109, no deferred tax liability is provided for approximately $1,636,000 ($621,000 approximate tax effect) of such tax bad debt reserves that arose prior to October 1, 1988.

Recent legislation repealed the reserve method of accounting for thrift bad debt reserves for the first tax year beginning after December 31, 1995 (the fiscal year ending September 30, 1997 for the Corporation). This legislation requires all thrifts (including the Corporation) to account for bad debts using either the specific charge-off method (available to all thrifts) or the experience method (available only to thrifts that qualify as small banks, i.e. under $500 million in assets). The Corporation currently uses the PTI method of accounting for its tax bad debt reserves.

The change in accounting method referred to above would trigger bad debt reserve recapture for post-1987 reserves over a six year period. At September 30, 1996, the Corporation's post-1987 bad debt reserves were approximately $230,000.

Impact of Inflation and Changing Prices
---------------------------------------

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, non-interest expenses do reflect general levels of inflation.

Accounting Standards Issued
---------------------------

In December 1991, the FASB issued Statement of Financial Standards No. 107, Disclosure About Fair Value of Financial Instruments ("SFAS 107"), which extended the then existing fair value disclosure practices by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized, for which it is practicable to estimate fair value in the statement of financial position. If estimating fair value is not practicable, this standard requires disclosure of descriptive information pertinent to estimating the value of a financial instrument. Disclosures about fair value are not required for certain financial instruments. This standard was effective for financial statements issued for fiscal years ending after December 15, 1992, except for entities with less than $150 million in total assets. For those entities, the effective date of implementation is for fiscal years ending after December 15, 1995. The Corporation implemented this standard effective September 30, 1996.

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

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights," which amends SFAS 65, "Accounting for Mortgage Banking Activities." This statement allows the capitalization of servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to this statement, originated mortgage servicing rights were generally accorded off-balance-sheet treatment. The statement is effective for the fiscal year ending September 30, 1997. The adoption is not expected to have a material effect on the Corporation's financial condition or results of operations.

The FASB issued SFAS 123, "Accounting for Stock-Based Compensation," in October 1995. This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and established financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Though they may be adopted at issuance, the disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. The Corporation has not determined the impact of adopting SFAS 123 but believes the impact, if any, will be immaterial.

In August 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FASB's objective is to develop consistent accounting standards for those transactions, including determining when financial assets should be considered sold and derecognized from the statement of financial position and when related revenues and expenses should be recognized. The approach focuses on analyzing the components of financial asset transfers and requires each party to a transfer to recognize the financial assets it controls and liabilities it has incurred and derecognize assets when control over them has been relinquished. SFAS 125 is effective for transactions entered into after December 31, 1996 and is not expected to have a material impact on the Corporation's financial position or results of operations.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

                                                           MEMBERS OF THE
                                                           AMERICAN INSTITUTE
                                                           OF CERTIFIED PUBLIC
                                                           ACCOUNTANTS

                                                           GREENVILLE, S.C.
                                                           GREENWOOD, S.C.
                                                           ANDERSON, S.C.
                       ELLIOTT, DAVIS & COMPANY, L.L.P.    AIKEN, S.C.
                         Certified Public Accountants      COLUMBIA, S.C.





              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Shareholders and Board of Directors
Union Financial Bancshares, Inc. and Subsidiary
Union, South Carolina



     We have audited the accompanying consolidated balance sheet of Union Financial Bancshares, Inc. and Subsidiary as of September 30, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Union Financial Bancshares, Inc. and Subsidiary as of September 30, 1995 and for each of the two years in the period ended September 30, 1995 were audited by other auditors whose report, dated November 21, 1995, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Financial Bancshares, Inc. and Subsidiary as of September 30, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Elliott, Davis & Company, L.L.P.


Elliott, Davis & Company, L.L.P.
Greenville, South Carolina
November 14, 1996

           Internationally -- Moore Stephens Elliott Davis, L.L.C.
          870 S. Pleasantburg Drive POST OFFICE BOX 6286 GREENVILLE,
                           SOUTH CAROLINA 29606-6286
             TELEPHONE (864) 242-3370     TELEFAX (864) 232-7161

             UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

                        Consolidated Balance Sheets
                        ---------------------------

                                                       September  30,
                                                    -------------------
                                                    1996           1995
                                                    ----           ----
                                                      (In Thousands)

ASSETS
------

Cash                                               $1,747           $253
Short term interest-bearing deposits                1,938          3,552
                                                 --------       --------
Total cash and cash equivalents                     3,685          3,805
Time deposits                                          --             99
Investment and mortgage-backed securities:
  Held to maturity, at amortized cost (fair value
    1996 - $11,526,000, 1995 - $12,767,000)        11,622         12,682
  Available for sale, at fair value (amortized
    cost 1996 - $22,527,000, 1995 - $27,394,000)   22,174         27,198
                                                 --------       --------
Total investment and mortgage-backed securities    33,796         39,880
Loans receivable, net                              85,997         73,431
Office properties and equipment, net                1,664          1,714
Federal Home Loan Bank Stock, at cost                 950            753
Accrued interest receivable less allowance
  (1996 - $13,000, 1995 - $18,000)                  1,121            880
Real estate acquired through foreclosure, less
  allowance (1996 - $18,000, 1995 - $18,000)           19             30
Other assets                                          901            287
                                                 --------       --------
TOTAL ASSETS                                     $128,133       $120,879
                                                 ========       ========

LIABILITIES
-----------

Deposit accounts                                  $93,715        $94,750
Advances from the Federal Home Loan Bank and
  other borrowings                                 20,488         13,080
Accrued interest on deposits                           79             30
Advances from borrowers for taxes and insurance       420            434
Other liabilities                                   1,177            729
                                                 --------       --------
TOTAL LIABILITIES                                 115,879        109,023

COMMITMENTS AND CONTINGENCIES - Note  12

SHAREHOLDERS' EQUITY
--------------------

Serial preferred stock, no par value,
  authorized - 2,000,000 shares, issued
  and outstanding - None

Common stock - $0.01 par value,
  authorized - 1,500,000 shares,
  issued and outstanding - 811,286 shares               8              4

Additional paid-in capital                          3,897          3,860

Unrealized loss on investment and mortgage-
  backed securities available for sale, net
  of income taxes                                    (229)          (128)

Retained earnings, substantially restricted         8,578          8,120
                                                 --------       --------
TOTAL  SHAREHOLDERS' EQUITY                        12,254         11,856
                                                 --------       --------
TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY      $128,133       $120,879
                                                 ========       ========


See notes to consolidated financial statements.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

             UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

                     Consolidated Statements of Income
                     ---------------------------------

                                         Years Ended September 30,
                                       -----------------------------
                                       1996        1995         1994
                                       ----        ----         ----

Interest Income:                      (In Thousands, Except Share Data)
  Loans                               $6,436      $6,702       $6,281
  Deposits and federal funds sold        100         100          152
  Securities available for sale:
    State and municipal                  122          --           --
    Other investments                  1,832       1,558        1,619
  Securities held to maturity:
    State and municipal                   --         159           90
    Other investments                    514         746          625
                                       -----      ------       ------
  Total interest income                9,004       9,265        8,767
                                       -----      ------       ------
Interest Expense:
  Deposit accounts                     4,479       4,095        3,598
  Advances from the FHLB and other       571       1,165          290
                                       -----      ------       ------
  Total interest expense               5,050       5,260        3,888
                                       -----      ------       ------
Net Interest Income                    3,954       4,005        4,879
  Provision for loan losses               --        (105)        (335)
                                       -----      ------       ------
Net interest income after
  provision for loan losses            3,954       3,900        4,544
                                       -----      ------       ------
 Non Interest Income:
  Fees for financial services            411         296          254
  Loan servicing fees                     70          65           75
  Net gains on sale of investments        20          --           23
  Gains (losses) on sale of loans          5          20          (77)
                                       -----      ------       ------
  Total non interest income              506         381          275
                                       -----      ------       ------
Non Interest Expense:
  Compensation and employee benefits   1,265       1,279        1,329
  Occupancy and equipment                557         423          434
  Deposit insurance premiums             821         226          231
  Professional services                  173         193          264
  Real estate operations                  (2)         20           33
  Other                                  410         447          436
                                       -----      ------       ------
  Total non interest expense           3,224       2,588        2,727
                                       -----      ------       ------
Income before income taxes and the
  cumulative effect of a change in
  accounting principle                 1,236       1,693        2,092
Provision for income taxes               374         639          776
                                       -----      ------       ------
Income before cumulative effect of
  a change in accounting principle       862       1,054        1,316
Cumulative effect of a change in
  accounting for income taxes             --          --          208
                                       -----      ------       ------
Net Income                              $862      $1,054       $1,524
                                       =====      ======       ======

Income per common share:
  Income before cumulative effect
    of a change in accounting
    principle                          $1.07       $1.34        $1.66
  Cumulative effect of a change in
    accounting principle                  --          --         0.26
                                       -----      ------       ------
Net Income per common share            $1.07       $1.34        $1.92
                                       =====      ======       ======

Weighted average number of common
  shares outstanding                 808,307     787,906      792,834
                                     =======     =======      =======

See notes to consolidated financial statements.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

                                     -14-
PAGE

             UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

             Consolidated Statements of Shareholders' Equity
             -----------------------------------------------

                                                        Unrealized        Retained
                           Common Stock   Additional     Gain/Loss         Earnings-        Total
                         ----------------  Paid-In     On Securities     Substantially   Shareholders'
                         Shares    Amount  Capital   Available For Sale   Restricted        Equity
                         ------    ------  -------   ------------------   ----------        ------
                                                  (In Thousands, Except Share Data)
BALANCE AT SEPTEMBER
 30, 1993               396,391     $396    $3,386       $     --          $6,470          $10,252

Options exercised           153                  2                                               2

Cash dividend ($1.15
  per share)                                                                 (456)            (456)

Net unrealized loss
  on investment and
  mortgage-backed
  securities available
  for sale (net of
  income taxes of
  $385,000)                                                  (630)                           (630)

Net income                                                                  1,524           1,524
                       -------     -----    ------         ------          ------         -------

BALANCE AT SEPTEMBER
  30, 1994             396,544       396     3,388           (630)          7,538          10,692

Reorganization with
  conversion of $1.00
  par to $0.01 par                  (392)      392                                             --

Dissenting shareholder
  redemptions           (5,161)                (51)                           (78)           (129)

Options exercised       11,939                 131                                            131

Cash dividend ($1.00
  per share)                                                                 (394)           (394)

Net unrealized gain on
  investment and
  mortgage-backed
  securities available
  for sale (net of
  income taxes of
  $316,000)                                                                   502             502

Net income                                                                  1,054           1,054
                       -------     -----    ------         ------          ------         -------

BALANCE AT SEPTEMBER
  30, 1995             403,322         4     3,860           (128)          8,120          11,856

Options exercised        2,321                  41                                             41

Stock split            405,643         4        (4)                                            --

Cash dividend ($0.50
  per share)                                                                 (404)           (404)

Net unrealized loss on
  investment and
  mortgage-backed
  securities available
  for sale (net of
  income taxes of
  $55,000)                                                  (101)                            (101)

Net income                                                                    862             862
                       -------     -----    ------         ------          ------         -------
BALANCE AT SEPTEMBER
  30, 1996             811,286        $8    $3,897         $(229)          $8,578         $12,254
                       =======     =====    ======         ======          ======         =======


See notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

                                     -15-

             UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                   -------------------------------------

                                         Years Ended September 30,
                                       -----------------------------
                                       1996        1995         1994
                                       ----        ----         ----

OPERATING ACTIVITIES:                         (In Thousands)

Net income                             $862       $1,054       $1,524

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Cumulative effect of a change in
    accounting principle                 --           --         (208)
  Provision for loan losses              --          105          335
  Depreciation expense                  165          141          131
  Recognition of deferred income,
    net of costs                       (111)         (88)        (247)
  Deferral of fee income, net of
    costs                               244          107          279
  Gain on investment transactions       (20)          --          (23)
  Loans originated for sale            (805)      (3,279)      (9,142)
  Sale of loans                         810        3,279        9,770
  (Gain) loss on sale of loans           (5)         (20)          77
  Changes in operating assets and
    liabilities:
    (Increase) decrease in accrued
      interest receivable              (241)         103         (279)
    FHLB stock dividends                 --           --          (19)
    (Increase) decrease in other
       assets                          (614)         334          (86)
    Increase (decrease) in accrued
       interest payable                  49          (41)          17
    Increase (decrease) in other
       liabilities                      434          195         (833)
    Other, Net                           (8)          16           37
                                      -----        -----        -----

Net cash provided by operating
  activities                            760        1,906        1,333
                                      -----        -----        -----

                                (Continued)


----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

             UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                   -------------------------------------

                                         Years Ended September 30,
                                       -----------------------------
                                       1996        1995         1994
                                       ----        ----         ----

INVESTING ACTIVITIES:                         (In Thousands)

Maturities of time deposits in
  other banks                           $99        $297         $293
Purchase of investment and
  mortgage-backed securities:
  Held to maturity                  (11,782)     (2,118)      (8,677)
  Available for sale                (10,228)     (5,172)     (10,575)
Proceeds from maturity of
  investment and mortgage-
  backed securities:
  Held to maturity                      500       3,404          245
  Available for sale                  4,568       1,435        1,950
Proceeds from sale of investment
  and mortgage-backed securities:
  Held to maturity                       --          --           --
  Available for sale                 16,563          --           --
Principal repayments on mortgage-
  backed securities:
  Held to  maturity                     242         609        4,734
  Available for sale                  6,387       5,920        5,698
Transfer of investment and
  mortgage-backed securities:
  From held to maturity             (12,101)         --           --
  To available for sale              12,266          --           --
Loan originations                   (37,078)    (23,255)     (45,313)
Principal repayments of loans        23,951      20,527       36,712
Proceeds from sale of real
  estate acquired in settlement
  of loans                               36         292          104
Property improvements to real
  estate owned                           --          (9)          --
Purchase of FHLB stock                 (197)       (459)          --
Redemption of FHLB stock                 --         459           --
Purchase of office properties and
  equipment                            (116)       (109)        (255)
                                     ------      ------       ------
Net cash (used in) provided by
  investing activities               (6,890)      1,821      (15,084)
                                     ------      ------       ------
FINANCING ACTIVITIES:

Proceeds from the exercise of stock
  options                                41         131            2
Dividends                              (404)       (394)        (456)
Proceeds from FHLB advances and
  other borrowings                   43,763      46,500       27,000
Repayment of FHLB advances and
  other borrowings                  (36,355)    (46,820)     (15,320)
Increase (decrease) in deposit
  accounts                           (1,035)     (2,561)      (1,196)

Net cash provided by (used in)
  financing activities                6,010      (3,144)      10,030
                                     ------      ------       ------
NET (DECREASE) INCREASE IN CASH
  AND CASH  EQUIVALENTS                (120)        583       (3,721)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                   3,805       3,222        6,943
                                     ------      ------       ------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                        $3,685      $3,805       $3,222
                                     ======      ======       ======

See notes to consolidated financial  statements.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

             UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

                Notes to Consolidated Financial Statements
                ------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation - Union Financial Bancshares, Inc. ("Union Financial") was incorporated in the State of Delaware in April 1994, for the purpose of becoming a savings and loan holding company for Union Federal Savings Bank, a federally chartered savings bank ("the Bank"). On August 24, 1994, the shareholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 9, 1994, on which date the Bank became a wholly-owned subsidiary of the Corporation, and the shareholders of the Bank became the shareholders of the Corporation. Prior to the completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the Bank, the Corporation has engaged in no significant activity other than holding the stock of the Bank and engaging in certain passive investment activities. Accordingly, the 1996 and 1995 financial statements reflect the reorganization. Financial statements and related data for years prior to 1995 relate to the Bank. Union Financial and the Bank are collectively referred to herein as the Corporation. All intercompany amounts and balances have been eliminated in consolidation.

Accounting Principles - The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to general practice within the savings and loan industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of commitments and contingencies. Actual results could differ
from those estimates.   The following summarizes the more significant
policies.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and amounts due from depository institutions, federal funds sold and short term, interest-bearing deposits. From time to time, the Corporation's cash deposits with other financial institutions may exceed the FDIC insurance limits.

Investments - The Bank adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), effective October 1, 1993. The effect of the adoption of SFAS 115 was not material. Under the Statement, debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as available for sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Transfers of securities between classifications will be accounted for at fair value. No securities have been classified as trading securities.

Premiums and discounts on debt securities are amortized or accreted as adjustments to income over the estimated life of the security using a method approximating the level yield method. Gains or losses on the sale of securities are based on the specific identification method. The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Loans Receivable - Loans held for investment are recorded at cost. Mortgage loans consist principally of conventional one-to-four family residential loans and interim and permanent financing of non-residential loans that are secured by real estate. Commercial loans are made primarily on the strength of the borrower's general credit standing, the ability to generate repayment from income sources and the collateral securing such loans. Consumer loans generally consist of home equity loans, automobile and other personal loans.

In many lending transactions, collateral is taken to provide an additional measure of security. Generally, the cash flow or earning power of the borrower represents the primary source of repayment, and collateral liquidation serves as a secondary source of repayment. The Corporation determines the need for collateral on a case-by-case or product-by-product basis. Factors considered include the current and prospective credit worthiness of the customer, terms of the instrument and economic conditions.

Mortgage loans held for sale are valued at the aggregate lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. No mortgage loans were held for sale at September 30, 1996 and 1995.

Allowances for Estimated Losses - The Corporation maintains allowances for estimated loan losses, uncollected accrued interest receivable and losses on real estate acquired in settlement of loans. Loss provisions are charged to income when, in the opinion of management, such losses for which no provision has been made are probable.

The allowance for loan losses is based upon an evaluation of the loan portfolio. The evaluation considers such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral and prior loan loss experience.

The Corporation provides an allowance for uncollectible interest on accrued interest which is primarily related to loans more than ninety days delinquent and other loans determined by management to be uncollectible. This allowance is deducted from accrued interest for financial statement purposes.

Recovery of the carrying value of loans is dependent to some extent on the future economic environment and operating and other conditions that may be beyond the Corporation's control. Unanticipated future adverse changes in such conditions could result in material adjustments to allowances.

Accounting for Impaired Loans - The Financial Accounting Standards Board issued Statement No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), which was amended by Statement No. 118. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral if the loan is collateral dependent. The Statement applies to financial statements for fiscal years beginning after December 15, 1994. The Statement was adopted in fiscal 1996; implementation of the Statement did not have a material impact on financial condition or results of operations. The Corporation maintains an allowance for impaired loans based on a combination of evaluation of impairment of smaller balance, homogeneous loans (primarily consumer loans and 1-4 family real estate mortgages) and specific identification of impaired loans based on delinquency status and other factors related to the borrower's ability to repay the loan. The risk characteristics used to aggregate loans are collateral type, borrower's financial condition and geographic location. As of and for the years ended September 30, 1996, 1995 and 1994, there were no impaired loans and the Corporation had recognized no interest income from impaired loans.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

The Corporation generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible. Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan on a loan-by-loan basis and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. A loan is classified as a nonaccrual loan at the time management believes that the collection of interest is improbable, generally when a loan becomes 90 days past due. The Corporation's policy for charge-off of impaired loans is on a loan-by-loan basis. At the time management believes the collection of interest and principal is remote, the loan is charged off. The Corporation's policy is to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method.

Office Properties and Equipment - Office properties and equipment are presented at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives are 20-50 years for buildings and improvements and generally five to ten years for furniture, fixtures and equipment.

The cost of maintenance and repairs is charged to expense as incurred, and improvements and other expenditures, which materially increase property lives, are capitalized. The costs and accumulated depreciation applicable to premises and equipment retired or otherwise disposed of are eliminated from the related accounts, and any resulting gains or losses are credited or charged to income.

Real Estate Acquired Through Foreclosure - Real estate acquired through foreclosure is stated at the lower of cost or estimated fair value less estimated costs to sell. Any accrued interest on the related loan at the date of acquisition is charged to operations. Costs relating to the development and improvement of property are capitalized to the extent that such costs do not exceed the estimated fair value less selling costs of the property, whereas those relating to holding the property are charged to expense.

Deferred Loan Origination Fees - Nonrefundable loan fees and certain direct loan origination costs are deferred and recognized over the lives of the loans using the level yield method. Amortization of these deferrals is recognized as interest income.

Sale of Loans - The Corporation periodically sells and retains servicing rights on certain mortgage loans. Gains or losses on the sale of such loans are recognized when substantially all risks and rewards of ownership are transferred. If loan servicing is retained, the value of future servicing rights are considered in the determination of the amount of gain or loss.

Income Taxes - The Bank adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective October 1, 1993. The adoption of SFAS 109 required a change from the deferred method to the asset and liability method of accounting for income taxes. The cumulative effect on prior years of adopting SFAS 109 on the Bank's financial statements was to increase net income by $208,000 ($0.26 per share) for the year ended September 30, 1994. The adoption of SFAS 109 did not materially affect the components of income tax expense for the year ended September 30, 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax
purposes.   A valuation allowance is established for deferred tax assets that may not be realized. Also, SFAS 109 eliminates, on a prospective basis, the exception from the requirement to record deferred taxes on tax basis bad debt reserves in excess of the base year amounts. The tax basis bad debt reserve that arose prior to the fiscal year 1988 (the base year amount) is frozen, and the book reserves at that date and all subsequent changes in book and tax basis reserves are included in the determination of deferred taxes.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

                                     -20-
PAGE

Fair Values of Financial Instruments - The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

    Cash and short-term instruments - The carrying amounts of cash and short-term instruments approximate their fair value.

    Available for sale and held to maturity securities - Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

    Loans receivable - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four-family residential), credit-card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

    Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit ("CD's") approximate their fair values at the reporting date. Fair values for fixed-rate CD's are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

    Short-term borrowings - The carrying amounts of other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

    Long-term debt - The fair values of the Corporation's long-term debt are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

    Accrued interest - The carrying amounts of accrued interest approximate their fair values.

    Off-balance-sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standings.

Net Income Per Common Share - Net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during each year. The Corporation's board of directors, effective July 9, 1996, approved a two-for-one stock split effected in the form of a 100% common stock dividend. The weighted average number of shares and per share data has been restated for all periods presented to reflect the split.

Stock options outstanding are not considered in determining net income per share because they have no significant dilutive effect on net income per share.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Reclassifications - Certain amounts in prior years' financial statements have been reclassified to conform with current year classifications.


2.     INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

                                            September 30, 1996
                              -------------------------------------------
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized    Fair
                                Cost        Gains        Losses     Value
                                ----        -----        ------     -----

Investment Securities:
  U.S. Agency Obligations      $5,473        $3           ($36)    $5,440
                              -------       ---          ------   -------
Mortgage-backed Securities:
  FHLMC                         1,282        --            (11)     1,271
  FNMA                          2,834         1            (53)     2,782
  GNMA                          2,033        15            (15)     2,033
                              -------       ---          ------   -------
Total Mortgage-backed
  Securities                    6,149        16            (79)     6,086
                              -------       ---          ------   -------

Total held to maturity        $11,622       $19          ($115)   $11,526
                              =======       ===          ======   =======


                                            September 30, 1995
                              -------------------------------------------
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized    Fair
                                Cost        Gains        Losses     Value
                                ----        -----        ------     -----

Investment Securities:
  U.S. Agency Obligations     $4,047        $28           ($19)    $4,056
  Municipal Securities         3,880         10            (17)     3,873
                              -------       ---          ------   -------
Total Investment Securities    7,927         38            (36)     7,929
                              -------       ---          ------   -------
Mortgage-backed Securities:
  FHLMC                        2,180         51            (11)     2,220
  FNMA                         1,329         17             (9)     1,337
  GNMA                         1,246         35             --      1,281
                              -------       ---          ------   -------
Total Mortgage-backed
  Securities                   4,755        103            (20)     4,838
                              -------       ---          ------   -------

Total held to maturity       $12,682       $141           ($56)   $12,767
                              =======       ===          ======   =======


----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

                                            September 30, 1996
                              -------------------------------------------
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized    Fair
                                Cost        Gains        Losses     Value
                                ----        -----        ------     -----
Investment  Securities:
  U.S. Agency Obligations     $12,566        $8          ($353)   $12,221
  Municipal Securities          1,450         1             (7)     1,444
                              -------       ---          ------   -------
Total Investment Securities    14,016         9           (360)    13,665
                              -------       ---          ------   -------
Mortgage-backed Securities:
  FHLMC                         3,455        37            (42)     3,450
  FNMA                          2,579        25            (19)     2,585
  GNMA                          1,034        23             --      1,057
  CMO's                         1,443         9            (35)     1,417
                              -------       ---          ------   -------
Total Mortgage-backed
  Securities                    8,511        94            (96)     8,509
                              -------       ---          ------   -------

Total available for sale      $22,527      $103          ($456)   $22,174
                              =======       ===          ======   =======

                                            September 30, 1995
                              -------------------------------------------
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized    Fair
                                Cost        Gains        Losses     Value
                                ----        -----        ------     -----
Investment Securities:
  U.S. Treasury Obligations    $3,584       $11            ($9)    $3,586
  U.S. Agency Obligations       7,989        19           (254)     7,754
                              -------       ---          ------   -------
    Total Debt Securities      11,573        30           (263)    11,340
                              -------       ---          ------   -------
  Mutual Funds                  1,970        --            (50)     1,920
  FHLMC Stock                       4        73             --         77
                              -------       ---          ------   -------
Total Investment Securities    13,547       103           (313)    13,337
                              -------       ---          ------   -------
Mortgage-backed Securities:
  FHLMC                         6,325        55            (58)     6,322
  FNMA                          3,644        49            (28)     3,665
  CMO's                         3,878        42            (46)     3,874
                              -------       ---          ------   -------
Total Mortgage-backed
  Securities                   13,847       146           (132)    13,861
                              -------       ---          ------   -------

Total available for sale      $27,394      $249          ($445)   $27,198
                              =======       ===          ======   =======

Proceeds, gross gains and gross losses realized from the maturity, sales and prepayments of available for sale securities were as follows (in thousands):

                                     Years Ended September 30,
                                 ---------------------------------
                                 1996           1995          1994

Proceeds                       $21,131         $1,435        $1,950
Gross gains                        168             --            --
Gross losses                       148             --            --

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

The maturities of securities at September 30, 1996 are as follows (in thousands):

                            Held to Maturity       Available for Sale
                            ----------------       ------------------
                         Amortized       Fair     Amortized       Fair
                            Cost        Value        Cost        Value
                            ----        -----        ----        -----

Due in one year or less    $2,974      $2,948       $9,436       $9,418
Due after one year
  through five years        2,490       2,449        6,181        6,152
Due after five years
  through ten  years          500         501        2,430        2,319
Due after ten years         5,658       5,628        4,480        4,285
                          -------     -------      -------      -------
Total investment and
  mortgage-backed
  securities              $11,622     $11,526      $22,527      $22,174
                          =======     =======      =======      =======

The mortgage-backed securities held at September 30, 1996 mature between one and thirty-four years. The actual lives of those securities may be significantly shorter as a result of prepayments.

At September 30, 1996 and 1995, $5,114,000 and $2,375,000, respectively, of securities  were  pledged as collateral for certain deposits.

At September 30, 1996, approximately $2,405,000 of the debt securities and $2,729,000 of mortgage-backed securities were adjustable rate securities. The adjustment periods range from monthly to annually and rates are adjusted based on the movement of a variety of indices.

Investments in collateralized mortgage obligations ("CMO's") represent securities issued by agencies of the federal government and are non-high risk securities under regulatory guidelines.

For the period November 15, 1995 through December 31, 1995, the Financial Accounting Standards Board ("FASB") permitted a one-time reassessment of the appropriateness of the designations of all securities and a redesignation of securities, if appropriate. As a result of this reassessment, the Corporation reclassified securities with a cost of $12,101,000 and a market value of $12,253,000 from the held to maturity classification to the available for sale classification.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

3.     LOANS RECEIVABLE, NET

Loans receivable consisted of the following (in thousands):

                                                       September  30,
                                                    -------------------
                                                    1996           1995
                                                    ----           ----

Conventional real estate loans:
  Fixed rate residential                          $30,008        $28,159
  Fixed rate commercial                             2,699          1,608
  Adjustable rate residential                      39,076         27,814
  Adjustable rate commercial                          309            861
  Construction loans                                4,627          5,683
                                                  -------        -------
Total real estate loans                            76,719         64,125
                                                  -------        -------
Other loans:
  Consumer and installment loans                    7,740          8,079
  Commercial loans                                  1,879          2,034
  Consumer lines of credit                          1,736          1,017
  Loans secured by deposit accounts                   414            650
                                                  -------        -------
Total other loans                                  11,769         11,780
                                                  -------        -------

Total loans                                        88,488         75,905
                                                  -------        -------
Less:
  Undisbursed portion of interim
    construction loans                             (1,644)        (1,421)
  Allowance for loan losses                          (799)          (878)
Deferred loan origination fees                        (48)          (175)
                                                  -------        -------
Total, net                                        $85,997        $73,431
                                                  =======        =======

Weighted-average interest rate of loans              8.70%          8.63%
                                                     =====          =====

Participations sold and serviced by the Corporation at September 30, 1996, 1995 and 1994 were approximately $23,364,000, $27,703,000 and $27,177,000, respectively. The Corporation sells loans in the secondary market without recourse and retains servicing rights. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees received from the investors as well as certain charges collected from the borrowers, such as late payment fees. In connection with these loans serviced for others, the Corporation held borrowers' escrow balances of $195,000 at September 30, 1996 and $215,000 at September 30, 1995.

Adjustable rate real estate loans (approximately $39,385,000 and $28,675,000 at September 30, 1996 and 1995, respectively) are subject to rate adjustments annually and generally are adjusted based on movement of the Federal Home Loan Bank National Monthly Median Cost of Funds rate or the Constant Maturity Treasury index. The maximum loan rates can be adjusted is 200 basis points in any one year with a lifetime cap of 600 basis points.

The Corporation originated commercial real estate loans which totaled approximately $3,008,000 and $2,469,000 at September 30, 1996 and 1995,
respectively. These loans are considered by management to contain a somewhat greater risk of uncollectibility due to the dependency on income production or future development and sale of the real estate. These commercial real estate loans are collateralized by housing for the aged, churches, motels, apartments and other improved real estate.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Under OTS regulations, the Bank may not make loans to one borrower in excess of 15% of unimpaired capital. This limitation does not apply to loans made before August 9, 1989. At September 30, 1996, the Bank had loans outstanding to one borrower ranging up to $750,000 and was in compliance with this regulation.

Also under current regulations, the Bank's aggregate commercial real estate loans may not exceed 400% of its capital as determined under regulatory requirements. These limitations are not expected to significantly restrict the Bank's ongoing operations.

At September 30, 1996 and 1995, loans which are accounted for on a non-accrual basis or are contractually past due ninety days or more totaled approximately $1,123,000 and $337,000, respectively. The amount the Corporation will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrower's ability to repay the loans. During the years ended September 30, 1996, 1995, and 1994, the Corporation recognized no interest income on loans past due 90 days or more, whereas, under the original terms of these loans, the Corporation would have recognized additional interest income of approximately $34,000, $13,000 and $20,000, respectively.

The changes in the allowance for loan losses consisted of the following (in thousands):

                                       Years Ended September 30,
                                       -------------------------
                                       1996       1995      1994
                                       ----       ----      ----

Balance at beginning of year           $878       $754      $630
Provision for loan losses               --         105       335
(Charge-offs) recoveries, net           (79)        19      (211)
                                       ----       ----      ----
Balance at end of year                 $799       $878      $754
                                       ====       ====      ====

Directors and officers of the Corporation are customers of the Corporation in the ordinary course of business. Loans of directors and officers have terms consistent with those offered to other customers. Loans for the years ended September 30, 1996 and 1995 to officers and directors of the Corporation are summarized as follows (in thousands):

                                      Years Ended September 30,
                                      -------------------------
                                          1996        1995
                                          ----        ----

Balance at beginning of  year              $530       $871
Loans originated during the year            343         13
Loan repayments during the year            (161)       (94)
Loans to officers whose employment
  terminated during the year                 --       (260)
                                           ----       ----
Balance at end of year                     $712       $530
                                           ====       ====

Loans in excess of $60,000 at September 30, 1996 and 1995 to the Corporation's directors and policy-making officers are included in the table above and include the following specific loans: a $450,000 loan originated in fiscal 1988 secured by rental and retail commercial properties to William Graham (a director) and his relative, the unpaid balances of which were $264,000 and $302,000 at September 30, 1996 and 1995, respectively (Graham became a director in fiscal 1990); a $340,000 construction loan originated in fiscal 1996 to Carl Mason (a director) secured by real estate, of which $137,000 had been disbursed as of September 30, 1996; and a $94,000 loan to Carl Mason (a director) originated in fiscal 1994 secured by his residence, the unpaid balances of which were $82,000 at September 30, 1996 and $87,000 at September 30, 1995.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

4.     OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following (in thousands):

                                               September 30,
                                            ------------------
                                            1996          1995
                                            ----          ----

Land                                         $237         $237
Building and improvements                   1,513        1,489
Office furniture, fixtures and equipment    1,156        1,065
                                           ------       ------
Total                                       2,906        2,791

Less accumulated depreciation              (1,242)      (1,077)
                                           ------       ------

Office properties and equipment - net      $1,664       $1,714
                                           ======       ======

5.    REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Real estate acquired through foreclosure consisted of the following (in thousands):

                                               September 30,
                                            ------------------
                                            1996          1995
                                            ----          ----

Real estate acquired through foreclosure      $37          $48
Less allowance for losses                     (18)         (18)
                                              ---          ---

Total                                         $19          $30
                                              ===          ===

The following is a summary of the results of real estate operations for the periods indicated (in thousands):
                                             Years Ended September 30,
                                             -------------------------
                                             1996       1995      1994
                                             ----       ----      ----
(Income) loss from sales and rental of real
  estate acquired through foreclosure, net    ($8)        $2       ($5)
Provision for loss on real estate              --         --        --
Expenses of holding real estate
  acquired through foreclosure                  6         18        38
                                              ---        ---       ---

Net charges (increases) to income             ($2)       $20       $33
                                              ===        ===       ===

The changes in the allowance for losses on real estate acquired through foreclosure consisted of the following (in thousands):

                                            Years Ended September 30,
                                             -------------------------
                                             1996       1995      1994
                                             ----       ----      ----

Allowance, beginning of year                  $18        $26       $80
Provision                                      --         --
Write-offs (net of recoveries)                 --         (8)      (54)
                                              ---        ---       ---

Allowance, end of year                        $18        $18       $26
                                              ===        ===       ===

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

6.     DEPOSIT ACCOUNTS

Deposit accounts at September 30, were as follows (in thousands):

                                    1996                     1995
                           -------------------       --------------------
                           Rate   Balance    %       Rate   Balance     %
                           ----   -------    -       ----   -------     -
Account Type
NOW accounts:
  Commercial noninterest-
    bearing               0.00%   $1,602    1.71%    0.00%   $1,043    1.10%
    Noncommercial         1.49%    6,765    7.22%    2.27%    7,674    8.10%
Money market checking
  accounts                3.90%    4,982    5.32%    3.50%    3,904    4.12%
Passbook accounts         2.08%    4,943    5.27%    2.85%    5,306    5.60%
Statement savings         2.38%    6,365    6.79%    3.30%    6,703    7.07%
                          -----  -------  -------    -----  -------  -------
Total demand and
  savings deposits        2.23%   24,657   26.31%    2.77%   24,630   25.99%
                          -----  -------  -------    -----  -------  -------

Savings certificates:
  Up to  3.00%                       125    0.13%                 0    0.00%
  3.01%- 4.00%                        --    0.00%               289    0.30%
  4.01%- 5.00%                       957    1.02%             5,735    6.05%
  5.01%- 6.00%                    60,837   64.92%            60,926   64.31%
  6.01%- 7.00%                     7,139    7.62%             3,107    3.28%
  7.01%- 8.00%                        --    0.00%                --    0.00%
  8.01%- 9.00%                        --    0.00%                63    0.07%
  9.01%-10.00%                        --    0.00%                --    0.00%
 10.01%-14.00%                        --    0.00%                --    0.00%
                          -----  -------  -------    -----  -------  -------
Total savings
  certificates            5.43%   69,058   73.69%    5.61%   70,120   74.01%
                          -----  -------  -------    -----  -------  -------

Total deposit accounts    4.62%  $93,715  100.00%    4.87%  $94,750  100.00%
                          =====  =======  =======    =====  =======  =======

As of September 30, 1996 and 1995, total deposit accounts include approximately $2,071,000 and $3,414,000, respectively, of deposits from the Corporation's officers, shareholders, employees or parties related to them.

At September 30, 1996 and 1995, deposit accounts with balances of $100,000 and over totaled approximately $11,744,000 and $11,197,000, respectively.

Savings certificates by maturity were as follows (in thousands):

                                          September  30,
                                      ---------------------
                                      1996             1995
                                      ----             ----
Maturity Date
Within 1 year                       $54,345          $53,871
After 1 but within 2 years            9,727           12,399
After 2 but within 3 years            2,803            1,397
Thereafter                            2,183            2,453
                                    -------          -------
Total certificate accounts          $69,058          $70,120
                                    =======          =======

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Interest expense on deposits consisted of the following (in thousands):

                                    Years Ended September 30,
                                  -----------------------------
                                  1996        1995         1994
                                  ----        ----         ----
Account Type
NOW accounts and money market
  deposit accounts                $264        $304         $294
Passbook and statement savings
  accounts                         302         422          475
Certificate accounts             3,926       3,397        2,839
Early withdrawal penalties         (13)        (28)         (10)
                                ------      ------       ------

Total                           $4,479      $4,095       $3,598
                                ======      ======       ======

7.     ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

At September 30, 1996 and 1995, the Bank had $20,488,000 and $13,080,000,
respectively, of advances outstanding from the Federal Home Loan Bank and
treasury, tax and loan deposits.   The maturity of these advances is as
follows (in thousands):


                                          September  30,
                                      ---------------------
                                      1996             1995
                                      ----             ----
Contractual Maturity:

Within one year - fixed rate         $1,000           $2,080
Within one year - adjustable rate     2,488           10,000
After one but within two years -
  fixed rate                          5,000            1,000
After one but within two years -
  adjustable rate                    12,000               --
                                    -------          -------

Total                               $20,488          $13,080
                                    =======          =======

Weighted average rate                 6.30%            6.07%
                                      =====            =====

The Bank pledges as collateral to the advances their Federal Home Loan Bank Stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. The amount of qualifying mortgages was $71,157,000 and $56,898,000, respectively, at September 30, 1996 and 1995.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

8.    INCOME TAXES

Income tax expense is summarized as follows (in thousands):

                                    Years Ended September 30,
                                  -----------------------------
                                  1996        1995         1994
                                  ----        ----         ----

Current                           $540        $609         $795
Deferred                          (166)         30          (19)
                                  ----        ----         ----

Total income taxes                $374        $639         $776
                                  ====        ====         ====

The above tax expense summary does not include an income tax benefit of $55,000, an income tax provision of $316,000 and an income tax benefit of $384,000 which were allocated to shareholders' equity during the years ended September 30, 1996, 1995 and 1994, respectively, relating to net unrealized gains/losses on securities available for sale.

The provision for income taxes differed from amounts computed by applying the statutory federal rate of 34% to income before income taxes as follows (in thousands):

                                    Years Ended September 30,
                                  -----------------------------
                                  1996        1995         1994
                                  ----        ----         ----

Tax at federal income tax rate    $420        $576         $711
Increase (decrease) resulting
  from:
   State income taxes, net of
     federal benefit                57          93           76
   Interest on municipal bonds     (37)        (41)         (30)
Other, net                         (66)         11           19
                                  ----        ----         ----

Total                             $374        $639         $776
                                  ====        ====         ====

The tax effects of significant items comprising the Corporation's deferred tax asset as of September 30, 1996 and 1995 are as follows (in thousands):

                                          September  30,
                                      ---------------------
                                      1996             1995
                                      ----             ----
DEFERRED TAX ASSETS:

  Deferred loan fees                   $23              $66
  Book reserves in excess of tax
    basis bad debt reserves            168              220
  SAIF one-time assessment             246               --
                                      ----              ---

Total deferred tax asset               437              286
                                      ----              ---

DEFERRED TAX LIABILITIES:

  Difference between book and tax
    property basis                     139              138
  Difference between book and tax
    Federal Home Loan Bank stock
    basis                               95               95
  Mark to market adjustment on
    securities                          32               48
                                      ----              ---
Total deferred tax liability           266              281
                                      ----              ---

NET DEFERRED TAX ASSET                $171               $5
                                      ====              ===

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

Net deferred tax assets of $171,000 and $5,000 at September 30, 1996 and 1995, respectively, are included in other assets in the balance sheet.

Legislation has been passed which repeals the "reserve" method of accounting for thrift bad debt reserves for the first tax year beginning after December 31, 1995 (the fiscal year ending September 30, 1997 for the Corporation). This legislation requires all thrifts (including the Corporation) to account for bad debts using either the specific charge-off method (available to all thrifts) or the experience method (available only to thrifts that qualify as "small banks," i.e. under $500 million in assets). The Corporation currently uses the Percent of Taxable Income ("PTI") method of accounting, when beneficial, for its tax bad debt reserves. The change in accounting method referred to above would trigger bad debt reserve recapture for post-1987 reserves over a six year period. At September 30, 1996, the Corporation's post-1987 bad debt reserves were approximately $230,000. Deferred taxes have been provided for the impact of the post-1987 bad debt reserves.

Through September 30, 1996 and prior to the effective date of the legislation, the Corporation is permitted a special bad debt deduction under PTI in determining federal taxable income, subject to certain limitations. If the amounts that qualify as bad debt deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. As permitted under SFAS 109, no deferred tax liability is provided for approximately $1,636,000 ($621,000 approximate tax effect) of such tax bad debt reserves that arose prior to October 1, 1988.

9.    EMPLOYEE BENEFITS

The Corporation has a contributory profit-sharing plan in which substantially all employees are eligible to participate. Annual contributions to the plan consist of (1) an amount which matches participant contributions up to a maximum of 5% of a participant's compensation, (2) a discretionary amount up to 5% of a participant's compensation and (3) a discretionary amount determined annually by the Corporation's Board of Directors. Employer expensed contributions to the plan were $38,000, $77,000 and $75,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

10.    FINANCIAL INSTRUMENTS

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments are commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing commercial properties.

Those instruments involve, to varying degrees, elements of credit and interest-rate-risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of the Corporation's involvement in particular classes of financial instruments.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

The Corporation had loan commitments as follows (in thousands):

                                          September  30,
                                      ---------------------
                                      1996             1995
                                      ----             ----
Commitments to extend credit:
  Variable interest rate              $430              $88
  Fixed interest rate                  464            1,252
     Total loan commitments            894            1,340
Undisbursed portion of interim
  construction loans                 1,644            1,421
Unused portion of credit lines
  (principally variable-rate
  consumer lines secured by
  real estate)                       2,161              965
                                    ------           ------
Total                               $4,699           $3,726
                                    ======           ======

The Corporation has no additional financial instruments with off-balance sheet risk.

The Corporation has not been required to perform on any financial guarantees during the past three years. The Corporation has not incurred any losses on its commitments in 1996, 1995 or 1994.

The estimated fair values of the Corporation's financial instruments were as follows at September 30, 1996 (in thousands):

                                 Carrying Amount    Fair Value
                                 ---------------    ----------
Financial assets:
Cash and cash equivalents              $3,685         $3,685
Securities available for sale          22,174         22,174
Securities held to maturity            11,622         11,526
Loans receivable                       85,997         87,177
Accrued interest receivable             1,121          1,121

Financial liabilities:
Deposits                               93,715         92,374
Short-term borrowings                   3,488          3,469
Long-term debt                         17,000         16,906
                                       ------         ------
Total advances from FHLB and
  other borrowings                     20,488         20,375
                                       ------         ------
Off-balance-sheet liabilities:
Commitments to extend credit            4,699          4,699
                                       ======         ======


----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

11.    SUPPLEMENTAL CASH FLOW DISCLOSURES

                                    Years Ended September 30,
                                  -----------------------------
                                  1996        1995         1994
                                  ----        ----         ----
                                         (In Thousands)
 Cash paid for:
   Income taxes, net of refund   $1,139       $123        $1,000
   Interest                       5,001      5,301         3,905

 Non-cash transactions:
   Loans foreclosed                  17        199           263
   Unrealized (loss) gain on
     investment and mortgage-
     backed securities available
     for sale                      (353)       196        (1,015)


12.    COMMITMENTS AND CONTINGENCIES

Concentrations of Credit Risk - The Corporation's business activity is principally with customers located in South Carolina. Except for residential loans in the Corporation's market area, the Corporation has no other significant concentrations of credit risk.

Litigation - The Corporation is involved in legal actions in the normal course of business. In the opinion of management, based on the advice of its general counsel, the resolution of these matters will not have a material adverse impact on future results of operations or the financial position of the Corporation.

Potential Impact of Changes in Interest Rates - The Corporation's profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Corporation's interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Corporation's interest-earning assets consist primarily of long-term, fixed rate mortgage loans and investments which adjust more slowly to changes in interest rates than its interest-bearing liabilities which are primarily term deposits and advances. Accordingly, the Corporation's earnings would be adversely affected during periods of rising interest rates.

Savings Association Insurance Fund ("SAIF") Assessment - On September 30, 1996, legislation was enacted which provided for a one-time assessment on all SAIF-insured deposits for the purpose of recapitalizing the SAIF. The one-time assessment is 0.657% of SAIF-insured deposits as of March 31, 1995. The Corporation has accrued with a charge to operations approximately $606,000 representing its estimated liability for the one-time assessment as of September 30, 1996.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

13.    STOCK OPTION AND OWNERSHIP PLANS

The Corporation has an Incentive Stock Option Plan ("Plan") for the benefit of employees. Under the Plan, 50,894 shares of authorized common stock are reserved for exercise of stock options. The options have a maximum duration of ten years. Stock options are granted at a price equal to fair market value on the grant date. At September 30, 1996, after adjusting for all stock dividend and splits, the Corporation had the following options outstanding:

                         Shares    Average Option Price    Expiration
 Grant Date             Granted         Per Share             Date
 ----------             -------         ---------             ----

 July, 1987             16,450            $4.46            July, 1997
 June, 1990             15,810             6.11            June, 2000
 February, 1991          3,060             5.39            February, 2001
 April, 1993             5,000             5.25            June, 2000
 October, 1995          93,000             9.13            October, 2005
 January, 1996           3,400             9.13            January, 2006
 April, 1996             6,000            10.50            April, 2006

Options were exercised as follows:

                                                          Average Exercised
  Year Ended September 30,  Shares Exercised and Issued    Price Per Share
  ------------------------  ---------------------------    ---------------

         1996                         4,642                     $8.89
         1995                        23,878                      5.49
         1994                           306                      6.13
         1993                            --                        --
         1992                            --                        --
         1991                         9,848                      4.76
         1990                            --                        --
         1989                        14,794                      4.81

No stock options have been forfeited during the years ended September 30, 1996, 1995, and 1994.

The Plan also provides for stock appreciation rights ("SAR's"). To date, no SAR's have been granted.

14.    SHAREHOLDERS' EQUITY, DIVIDEND RESTRICTIONS AND REGULATORY MATTERS

On August 7, 1987, the Bank completed its conversion from a federally chartered mutual association to a federally chartered stock association. A special liquidation account was established by the Bank for the preconversion retained earnings of approximately $3,718,000. The liquidation account will be maintained for the benefit of depositors who held a savings or demand account as of the March 31, 1986 eligibility or the June 30, 1987 supplemental eligibility record dates who continue to maintain their deposits at the Bank after the conversion. In the event of a future liquidation (and only in such an event), each eligible and supplemental eligible account holder who continues to maintain his or her savings account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account will be decreased in an amount proportionately corresponding to decreases in the savings account balances of eligible and supplemental eligible account holders on each subsequent annual determination date. Except for payment of dividends by the Bank to Union Financial and repurchase of the Bank's stock, the existence of the liquidation account will not restrict the use or application of such net worth.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

The Bank is prohibited from declaring cash dividends on its common stock or repurchasing its common stock if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account or the minimum regulatory capital requirement. In addition, the Bank is also prohibited from declaring cash dividends and repurchasing its own stock without prior regulatory approval in any amount in a calendar year in excess of 100% of its current year's net income to the date of any such dividend or repurchase, plus 50% of the excess of its capital at the beginning of the year over its regulatory capital requirement.

Under present regulations of the Office of Thrift Supervision ("OTS"), the Bank must have core capital (leverage requirement) equal to 3.0% of assets, of which 1.5% must be tangible capital, excluding goodwill. The Bank must also maintain risk-based regulatory capital as a percent of risk weighted assets at least equal to 8.0%. In measuring compliance with capital standards, certain adjustments must be made to capital and total assets.

At September 30, 1996 and 1995, the Bank had the following actual and required capital amounts and ratios (in thousands):

                                            September 30, 1996
                                   -------------------------------------
                                   Tangible        Core       Risk-Based
                                   Capital        Capital      Capital
                                   -------        -------      -------

Actual Capital                     $11,941        $11,941      $11,941
Unrealized losses on available
  for sale securities                  229            229          229
General allowance for loan
  losses(1)                             --             --          799
                                   -------         ------       ------

Total Adjusted Capital              12,170         12,170       12,969

Minimum Capital Requirement          1,924          3,848        5,396
                                   -------         ------       ------
Regulatory Capital Excess          $10,246         $8,322       $7,573
                                   =======         ======       ======

Regulatory Capital Ratio             9.49%          9.49%       19.23%
                                     =====          =====       ======


                                            September 30, 1995
                                   -------------------------------------
                                   Tangible        Core       Risk-Based
                                   Capital        Capital      Capital
                                   -------        -------      -------

Actual Capital                     $11,649        $11,649      $11,649
Unrealized losses on available
  for sale securities                  128            128          128
General allowance for loan
  losses (1)                            --             --          680
                                   -------         ------       ------
Total Adjusted Capital              11,777         11,777       12,457

Minimum Capital Requirement          1,812          3,624        4,355
                                   -------         ------       ------

Regulatory Capital Excess           $9,965         $8,153       $8,102
                                   =======         ======       ======

Regulatory Capital Ratio             9.75%          9.75%       22.88%
                                     =====          =====       ======
(1)  Limited to 1.25% of risk-weighted assets

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

15.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights," which amends SFAS 65, "Accounting for Mortgage Banking Activities." This statement allows the capitalization of servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to this statement, originated mortgage servicing rights were generally accorded off-balance-sheet treatment. The statement is effective for the fiscal year ending September 30, 1997. The adoption is not expected to have a material effect on the Corporation's financial condition or results of operations.

The FASB issued SFAS 123, "Accounting for Stock-Based Compensation," in October 1995. This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and established financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Though they may be adopted at issuance, the disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. The Corporation has not determined the impact of adopting SFAS 123 but believes the impact, if any, will be immaterial.

In August 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FASB's objective is to develop consistent accounting standards for those transactions, including determining when financial assets should be considered sold and derecognized from the statement of financial position and when related revenues and expenses should be recognized. The approach focuses on analyzing the components of financial asset transfers and requires each party to a transfer to recognize the financial assets it controls and liabilities it has incurred and derecognize assets when control over them has been relinquished. SFAS 125 is effective for transactions entered into after December 31, 1996 and is not expected to have a material impact on the Corporation's financial position or results of operations.

16. UNION FINANCIAL BANCSHARES, INC. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                                                    September  30,
                                                ---------------------
                                                1996             1995
                                                ----             ----

        Condensed Balance Sheet
        -----------------------
         Assets:                                    (In Thousands)
           Cash and cash equivalents            $256             $132
           Investment in thrift subsidiary    11,941           11,650
           Other                                  56               74
                                             -------          -------
         Total Assets                        $12,253          $11,856
                                             =======          =======

        Liabilities and Shareholders'
         Equity:
          Liabilities                        $    --          $    --
          Shareholders' Equity                12,253           11,856
                                             -------          -------
        Total Liabilities and Shareholders'
          Equity                             $12,253          $11,856
                                             =======          =======

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

                                              Years Ended September 30,
                                              -------------------------
                                                1996             1995
                                                ----             ----
        Condensed Statements of Income              (In Thousands)
        ------------------------------

        Equity in undistributed earnings of
          subsidiary                            $893            $1,084
        Other expense, net                       (31)              (30)
                                                ----            ------
        Net income                              $862            $1,054
                                                ====            ======

        Condensed Statements of Cash Flows
        ----------------------------------

        Operating Activities:

        Net income                              $862            $1,054
        Adjustments to reconcile net income
         to net cash used by operating
         activities:
          Equity in undistributed earnings
            of subsidiary                       (893)           (1,084)
         Decrease (increase) in other assets      18               (74)
                                                ----            ------

        Net cash used by operating activities    (13)             (104)
                                                ----            ------

        Financing Activities:

        Dividends received from subsidiary       500               400
        Dividends paid in cash                  (404)             (295)
        Proceeds from the exercise of stock
          options                                 41               131
                                                ----            ------
        Net cash provided by financing
          activities                             137               236
                                                ----            ------

        Net increase in cash and cash
          equivalents                            124               132
        Cash and cash equivalents at
          beginning of year                      132                --
                                                ----            ------
       Cash and cash equivalents at end of
          year                                 $ 256             $ 132
                                                ====            ======

17.     SUBSEQUENT EVENT

On October 3, 1996, the Corporation, through its subsidiary, Union Federal Savings Bank, agreed to purchase certain assets and assume certain liabilities of the Laurens, South Carolina branch of First Union National Bank. Union Federal will purchase selected assets (primarily real estate) and assume certain liabilities (primarily deposit liabilities) for which it will pay $800,000 plus 10.5% of the aggregate outstanding deposits as of the closing date. The purchase is subject to regulatory approval and is anticipated to close by March 1997. The acquisition will be accounted for as a purchase.


----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

                   -------------------------------------------
                               BOARD OF DIRECTORS
                   UNION FINANCIAL BANCSHARES AND SUBSIDIARIES
                   -------------------------------------------

  Mason G. Alexander                        Carl L. Mason, Chairman
  Director, Mid-South Management Company    President, Carlisle Finishing

  James W. Edwards                          Dwight V. Neese
  Dean of Academics, USC-Union              President and Chief Executive
                                            Officer
                                            Union Federal Savings Bank

  William M. Graham                         David G. Russell
  Owner, Graham's Flowers                   Self-employed accountant

  Louis M. Jordan
  President, Jordan's Ace Hardware, Inc.


                        --------------------------------
                                LEADERSHIP GROUP
                           UNION FEDERAL SAVINGS BANK
                        --------------------------------

  Carolyn H. Belue                          Dwight V. Neese
  Assistant Vice President                  President
  Branch & Systems Administration           Chief Executive Officer
  Manager
                                            L. Matt Pittman
  Gerald L. Bolin                           Assistant Vice President
  Vice President                            Internal Audit & Compliance
  Chief Operating Officer                   Manager

  Clemmie W. Boyd                           James G. Roof
  Assistant Vice President                  Vice President
  Duncan By-Pass Branch Manager             Mortgage Lending Sales Manager

  Gregory S. Duncan                         David B. Walker
  Vice President                            Assistant Vice President
  Credit Administration Manager             Consumer Lending Manager

  Richard H. Flake                          Wanda J. Wells
  Senior Vice President                     Vice President & Corporate
  Chief Financial Officer                   Secretary
                                            Human Resource Manager
  Robert J. Gregory
  Assistant Vice President
  Jonesville Branch Manager


----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

                            -----------------------
                             CORPORATE INFORMATION
                            -----------------------

   Common Stock and Dividend Information       Corporate Offices
   -------------------------------------       -----------------
  Since August 20, 1996, Union Financial
  Bancshares, Inc.'s common stock has been     West Main Street
  listed on the Nasdaq Stock Market's Over-    Union, South Carolina 29379
  the-Counter Bulletin Board.  The Corpora-
  tion is not included on either the Nasdaq    Transfer Agent
  National Market or the Small Cap Market.     --------------
  For the period from August 20, 1996
  through September 30, 1996, the high and     Branch Banking & Trust Co
  low bid prices for Union Financial's common  223 West Nash Street stock were $15.50 and $14.25, respectively. Wilson, North Carolina 27893 Quotations are obtained from the National
  Daily Quotation Service.  These quotations   Independent Certified Public
  reflect inter-dealer prices, without retail  Accountants
  mark-up, mark-down or commissions and may    ----------------------------
  not necessarily reflect actual transactions.
  Prior to August 20, 1996, there was no       Elliot, Davis & Company, LLP
  established market for the common stock and 870 South Pleasantburg Drive reliable information was not readily avail- Greenville, SC 29606-6286 able regarding prices for transactions in
  the stock.  As of September 30, 1996,        Special Counsel
  there were 467 shareholders of record and    ---------------
  811,286 shares of common stock issued and
  outstanding.  This does not reflect the      Breyer & Aguggia
  number of persons or entities who held       601 13th Street, N.W.
  their stock in nominee or "street" names.    Washington, D.C. 20005

  During the years ended September 30, 1996    General Counsel
  and 1995, Union Financial has paid a cash    ---------------
  dividend of $0.125 per common share per
  quarter.  See Note 14 to the financial       Whitney, White and Diamaduros
  statements for information regarding         203 West South Street
  certain limitations imposed on the Bank's    Union South Carolina 29379
  ability to pay cash dividends to the
  holding company.                             Stock Information
                                               -----------------
           10-KSB Information
           ------------------                  Wheat First Butcher Singer
  A copy of the Form 10-KSB filed with the     P. O. Box 10586
  Securities and Exchange Commission, will     Greenville, SC, 29603
  be furnished to shareholders upon written    (803) 695-5104
  request to the Corporate Secretary, Union
  Financial Bancshares, Inc., 203 West Main    Trident Securities, Inc.
  Street, Union, South Carolina 29379.         4601 Six Forks Road
                                               Raleigh, NC 27609

      Annual Meeting of Shareholders           Shareholder Relations Officer
      ------------------------------           -----------------------------

  The Annual Meeting of Shareholders will      Wanda J. Wells
  convene at the Community Room of the         Union Financial Bancshares,
  University of South Carolina, Union          Inc.
  Campus, Academy and North Mountain Street,   203 West Main Street
  Union, South Carolina on January 22, 1997    Union, SC 29379
  at 2:00 p.m.

           Additional Information
           ----------------------

  If you are receiving duplicate mailing of shareholder reports due to multiple accounts, we can consolidate the mailings without affecting your account registration. To do this, or for additional information, contact our Shareholder Relations Officer, at the Corporate address shown below.

----------------------------------------------------------------------------
                         Union Financial Bancshares, Inc.

--------------------------------------------------------------------

























































                                    UNION FINANCIAL BANCSHARES, INC.
--------------------------------------------------------------------
                                                    Corporate Office
                                                203 West Main Street
                                    Union, South Carolina 29379-0866
                                                      (864) 427-7692

                          EXHIBIT NO. 21

                    Subsidiaries of Registrant


                            Percentage        Jurisdiction or State
Subsidiaries                    Owned             Of Incorporation
--------------               ----------        ----------------------
Union Federal Savings Bank      100%                United States

-------------------
(1) The operations of Union Financial's subsidiary are included in Union Financial's consolidated financial statements.

                               Exhibit 23 (a)


                                                           MEMBERS OF THE
                                                           AMERICAN INSTITUTE
                                                          OF CERTIFIED PUBLIC
                                                           ACCOUNTANTS

                                                           GREENVILLE, S.C.
                                                           GREENWOOD, S.C.
                                                           ANDERSON, S.C.
                       ELLIOTT, DAVIS & COMPANY, L.L.P.    AIKEN, S.C.
                         Certified Public Accountants      COLUMBIA, S.C.





              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------





We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-3628) pertaining to the 1987 Stock Option Plan and the 1995 Stock Option Plan of Union Financial Bancshares, Inc. of our report dated November 14, 1996, with respect to the consolidated financial statements of Union Financial Bancshares, Inc. and subsidiary incorporated by reference in the Annual Report on Form 10-KSB for the year ended September 30, 1996.

/s/Elliott, Davis & Company, L.L.P.

Greenville, South Carolina
December 26, 1996





           Internationally -- Moore Stephens Elliott Davis, L.L.C.
          870 S. Pleasantburg Drive POST OFFICE BOX 6286 GREENVILLE,
                           SOUTH CAROLINA 29606-6286
             TELEPHONE (864) 242-3370     TELEFAX (864) 232-7161

                                  Exhibit 23 (b)


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in this Registration Statement of Union Financial Bancshares, Inc. on Form S-8 of our report dated November 21, 1995, appearing in the Annual Report on Form 10-KSB of Union Financial Bancshares, Inc. for the year ended September 30, 1996.



    /s/ Deloitte & Touche LLP

Greenville, South Carolina
December 19, 1996

                                 Exhibit 99



Deloitte &
  Touche LLP
------------          ------------------------------------------------------
                      1200 NationsBank Plaza    Telephone: (864) 240-5700
                      7 North Laurens Street    Facsimile: (864) 235-8563
                      Greenville, South Carolina 29601


INDEPENDENT AUDITORS' REPORT
----------------------------

Union Financial Bancshares, Inc.:

We have audited the consolidated balance sheet of Union Financial Bancshares, Inc. and subsidiary (the "Corporation") as of September 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at September 30, 1995, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, as of October 1, 1993, the Corporation changed its method of accounting for income taxes and certain investments in debt and equity securities to conform with Statements of Financial Accounting Standards No. 109 and No. 115, respectively.



      /s/ Deloitte & Touche LLP

November 21, 1995



---------------
Deloitte Touche
Tohmatsu
International
---------------