Form 10QSB
period 1996-12-31
UNION FINANCIAL BANCSHARES INC
filed 1997-02-12
CIK 926164

SECURITIES  AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended  December 31, 1996

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _______________ to _______________


                       COMMISSION FILE NUMBER 1-5735


                      UNION FINANCIAL BANCSHARES, INC.

Delaware                                           57-1001177
(Jurisdiction of Incorporation)          (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina        29379
(Address of Principal Executive Offices)          (Zip Code)

Registrant s telephone number, including area code  (864)427-9000

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     [X]        No      [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 816,622 shares, $0.01 par value, common stock as of January
 31,   1997.

                     UNION FINANCIAL BANCSHARES, INC.

                                  INDEX

Part I.        Financial Information                                     Page
               ---------------------                                     ----
          Item 1.  Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets as of December 31, 1996
           and September 30, 1996                                          3

          Consolidated Statements of Income for the three months
           ended December 31, 1996 and 1995                                4

          Consolidated Statements of Cash Flows for the three
           months ended December 31, 1996 and 1995                        5-6

          Notes to Consolidated Financial Statements                      7-11

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         12-16


Part II.  Other Information                                                17
          -----------------

          Signatures                                                       18

Item 1.    Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1996 (unaudited) and September 30, 1996

                                                 December 31,    September 30,
ASSETS                                              1996            1996
                                                  --------        --------
                                                   (DOLLARS IN THOUSANDS)
Cash                                              $  1,031        $  1,747
Short term interest-bearing deposits                 1,206           1,938
                                                  --------        --------
Total cash and cash equivalents                      2,237           3,685
Investment and mortgage-backed securities:
  Held to maturity                                   7,993          11,622
  Available for sale                                18,045          22,174
                                                  --------        --------
Total investment and mortgage-backed securities     26,038          33,796
                                                  --------        --------
Loans receivable, net                              103,103          85,997
Office properties and equipment, net                 1,688           1,664
Federal Home Loan Bank Stock, at cost                1,410             950
Accrued interest receivable                          1,055           1,121
Real estate acquired through foreclosure                 2              19
Other assets                                           470             901
                                                  --------        --------
TOTAL ASSETS                                     $ 136,003       $ 128,133
                                                  ========        ========
LIABILITIES
Deposit accounts                                  $ 93,474        $ 93,715
Advances from the Federal Home Loan Bank and
  other borrowings                                  29,074          20,488
Accrued interest on deposits                           244              79
Advances from borrowers for taxes and insurance        263             420
Other liabilities                                      307           1,177
                                                  --------        --------
TOTAL LIABILITIES                                  123,362         115,879

SHAREHOLDERS' EQUITY
Serial preferred stock, $0.01 par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                 0               0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
   issued and outstanding - 814,286 shares               8               8
Additional paid-in capital                           3,924           3,897
Unrealized gain (loss) on investment and mortgage-
   backed securities available for sale               (106)           (229)
Retained earnings, substantially restricted          8,815           8,578
                                                  --------        --------
TOTAL SHAREHOLDERS' EQUITY                          12,641          12,254
                                                  --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $136,003        $128,133
                                                  ========        ========
See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 1996 (unaudited) and 1995 (unaudited)

                                                     Three Months Ended
                                                   December 31,   December 31,
                                                      1996           1995
                                                    --------       --------
                                                     (DOLLARS IN THOUSANDS)
Interest Income:
  Loans                                             $  1,975       $  1,574
  Deposits and federal funds sold                         17             28
  Mortgage-backed securities                             218            264
  Interest and dividends on
   investment securities                                 380            318
                                                    --------       --------
Total Interest Income                                  2,590          2,184

Interest Expense:
  Deposit accounts                                     1,071          1,146
  Advances from the FHLB and other borrowings            336            160
                                                    --------       --------
Total Interest Expense                                 1,407          1,306

Net Interest Income                                    1,183            878
  Provision for loan losses                               38              5
                                                    --------       --------
Net Interest Income After Provision for Loan Losses    1,145            873

Non-Interest Income:
  Fees for financial services                            114             94
  Loan servicing fees                                     (1)            23
  Net gains on sale of investments                        23              5
  Gains (losses) on sale of loans                          0              2
                                                    --------       --------
Total Non-Interest Income                                136            124

Non-Interest Expense:
  Compensation and employee benefits                     358            331
  Occupancy and equipment                                163            141
  Deposit insurance premiums                              56             54
  Professional services                                   63             42
  Real estate operations                                   1              3
  Other                                                  103             91
                                                    --------       --------
Total Non-Interest Expense                               744            662

Income Before Income Taxes                               537            335
Income tax expense                                       198            104
                                                    --------       --------
Net Income                                          $    339       $    231
                                                    ========       ========

Net Income Per Common Share                           $ 0.39         $ 0.29

Weighted Average Number of Common Shares Outstanding 864,848        806,822

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1996 (unaudited) and 1995 (unaudited)

                                                     Three Months Ended
                                                   December 31,   December 31,
                                                      1996           1995
                                                    --------       --------
                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                          $    339       $    231
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                               38              5
  Depreciation expense                                    41             47
  Recognition of deferred income, net of costs           (17)           (28)
  Deferral of fee income, net of costs                    57             61
  Gain on investment transactions                        (23)            (5)
  Loans originated for sale                                0           (201)
  Sale of loans                                            0            203
  Gain (loss) on sale of loans                             0             (2)
  Changes in operating assets and liabilities:
   Decrease in accrued interest receivable                66             29
   Decrease (increase)  in other assets                  431            (30)
   Decrease in other liabilities                       1,027           (544)
    Increase (decrease) in accrued interest payable      165             (6)
                                                    --------       --------
Net cash provided by operating activities              2,124           (240)


INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Held to maturity                                        0         (2,945)
   Available for sale                                   (450)        (2,557)
Proceeds from sale of investment and mortgage-
    backed securities available for sale
   Held to maturity                                        0            125
   Available for sale                                  4,295          1,142
Proceeds from maturity of investment and mortgage-
    backed securities:
   Held to maturity                                    1,022              0
   Available for sale                                  2,454          2,771
Principal repayments on mortgage-backed securities:
   Held to maturity                                        0             61
   Available for sale                                    652          1,597
Loan originations                                    (21,507)        (2,699)
Principal repayments of loans                          2,104          5,603
Proceeds from sale of real estate acquired
   in settlement of loans                                 66              0
Purchase of FHLB stock                                  (460)             0
Redemption of FHLB stock                                   0              0
Purchase of office properties and equipment              (24)           (56)
                                                    --------       --------
Net cash provided by (used by) investing activities ($11,848)      $  3,042
                                                    ========       ========

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1996 (unaudited) and 1995 (unaudited)

                                                     Three Months Ended
                                                   December 31,   December 31,
                                                      1996           1995
                                                    --------       --------
                                                     (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options         $     30       $      0
Dividends paid in cash ($0.125 per share - 1996
  and $0.125 per share - 1995)                          (102)          (101)
Proceeds from FHLB advances and other borrowings      29,790              0
Repayment of FHLB advances and other borrowings      (21,200)        (2,854)
Decrease in deposit accounts                            (242)        (1,874)
                                                    --------       --------
Net cash (used by) provided by financing activities    8,276         (4,829)
                                                    --------       --------
NET  DECREASE IN CASH AND CASH EQUIVALENTS            (1,448)        (2,027)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       3,685          3,805
                                                    --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  2,237       $  1,778
                                                    ========       ========

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                      $      0       $    225
  Interest                                             1,242          1,151

Non-cash transactions:
  Loans foreclosed                                        49              0

See notes to consolidated financial statements.

                     UNION FINANCIAL BANCSHARES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Presentation of Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1996 has been derived from the Company's audited financial statements combined in the annual report to shareholders. Certain amounts in the prior year s financial statements have been reclassified to conform with current year classifications.

      Prior to the Reorganization, Union Financial had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the Bank, the Registrant has engaged in no significant activity other than holding the stock of the Bank and engaging in certain passive investment activities.

     Union Federal Savings Bank was renamed Provident Community Bank, effective January 22, 1997.

     The Financial Accounting Standards Board recently issued Statement No. 114, Accounting by Creditors for Impairment of a Loan ( SFAS 114"), which was amended by Statement No. 118. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral if the loan is collateral dependent. The Statement was adopted in fiscal 1996; implementation of the Statement did not have a material impact on financial condition or results of operations. The Corporation maintains an allowance for impaired loans based on a combination of evaluation of impairment of smaller balance, homogeneous loans (primarily consumer loans and 1-4 family real estate mortgages) and specific identification of impaired loans based on delinquency status and other factors related to the borrower's ability to repay the loan. The risk characteristics used to aggregate loans are collateral type, borrower's financial condition and geographic location.

The Corporation generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible. Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan on a loan-by-loan basis and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. A loan is classified as a nonaccrual loan at the time management believes that the collection of interest is improbable, generally when a loan becomes 90 days past due. The Corporation s policy for charge-off of impaired loans is on a loan-by-loan basis. At the time management believes the collection of interest and principal is remote, the loan is charged off. The Corporation s policy is to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method.

     As of and for the three months ended December 31, 1996, there were no impaired loans and the Corporation had recognized no interest income from impaired loans.

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

The FASB issued SFAS 123, Accounting for Stock-Based Compensation, in October 1995. This statement supersedes APB Opinion 25, Accounting for Stock Issued to Employees and established financial accounting and reporting standards for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Though they may be adopted at issuance, the disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company has elected to continue use of the method prescribed by APB 25 for recording stock-based compensation and will provide pro forma disclosures in its annual financial statements as prescribed by SFAS 123.

     In August 1996, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 125 provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities based on a consistent application of financial components approach that focuses on control of assets and liabilities. SFAS 125 is effective for transactions entered into after December 31, 1996 and is not expected to have a material impact on the Corporation s financial position or results of operations.

2.   Income Per Share

     Effective July 9, 1996, the Corporation declared a two-for-one stock split effected in the form of a 100% stock dividend of the Corporation s common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock split.

     Income per share amounts for the three months ended December 31, 1996 and 1995 were computed based on the weighted average number of common shares outstanding during the periods. Stock options outstanding are not considered in determining weighted average shares outstanding because they have no significant dilutive effect.

3.   Assets Pledged

     Approximately $5,114,000 and $4,800,000 of debt securities at September 30, 1996 and December 31, 1996, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, the City of Union and certain other liabilities. The Bank pledges as collateral to Federal Home Loan Bank advances their Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% the unpaid principal balances, 100% of total advances.

 4.  Contingencies and Loan Commitments

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 1996 related to these items is summarized below:

                                                         Contract Amount
Loan commitments:                                        ---------------
     Approved loan commitments                            $  2,210,000
     Unadvanced portion of loans                             1,481,000
                                                             ---------
          Total loan commitments                          $  3,691,000

     Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management s credit evaluation of the counterparty. Collateral held is primarily residential property. Interest rates on loan commitments are a combination of fixed and variable.

     Commitments outstanding at  December 31,  1996 consist of  fixed  rate
loans of approximately   $3,691,000  at rates ranging from  7.125%  to
10.625%. Commitments to originate loans generally expire within 30 to 60 days.

     Commitments to fund credit lines (principally variable rate, consumer lines, secured by real estate and overdraft protection) totaled approximately
$5,625,000.   Of these lines, the outstanding loan balances totaled
approximately  $2,894,000.   The Bank also has commitments to fund warehouse
lines of credit for various mortgage banking companies totaling $1,000,000, which had an outstanding balance at December 31, 1996 of approximately $535,000.

     Savings Association Insurance Fund (SAIF) Assessment - On September 30, 1996, legislation was enacted which provided for a one-time assessment on all SAIF-insured deposits for the purpose of recapitalizing the SAIF. The one-time assessment is 0.657% of SAIF-insured deposits as of March 31, 1995. During the quarter ended December 31, 1996, the Corporation paid approximately $606,000 representing its one-time assessment.

     On October 3, 1996, the Corporation, through its subsidiary, Provident Community Bank, agreed to purchase certain assets and assume certain liabilities of the Laurens, South Carolina branch of First Union National Bank. Provident Community Bank will purchase selected assets (primarily real estate) and assume certain liabilities (primarily deposit liabilities) for which it will pay $800,000 plus 10.5% of the aggregate outstanding deposits as of the closing date. The purchase is subject to regulatory approval, but is anticipated to occur by March 1997. The acquisition will be accounted for as a purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

On November 9, 1994, Union Federal Savings Bank (the Bank ) reorganized into the holding company form of ownership (the Reorganization ), resulting in Union Financial Bancshares, Inc. (the Corporation ) becoming the sole stockholder of the Bank (after resolution of dissenters rights).

On June 18, 1996 the Corporation declared a stock split in the form of a 100% stock dividend on the Corporation s outstanding shares of common stock for each stockholder of record as of the close of business on July 9, 1996.


Financial Condition

At December 31, 1996 total assets of the Corporation increased 6.14% to $136,003,000 from $128,133,000 at September 30, 1996. This change was due primarily to an increase in loans receivable of approximately $17,106,000 or 19.89% during the three months ended December 31, 1996. The increase was due primarily to higher adjustable loan originations that resulted from increased purchased loans. This increase in loans receivable was partially offset by a reduction in investments and mortgage-backed securities that resulted from maturities and sales. The current year trend for the investments and securities portfolio is a continued reduction with the proceeds being utilized for the origination and purchase of conventional mortgage products. Total cash and cash equivalents decreased from $3,685,000 at September 30, 1996 to $2,237,000 at December 31, 1996, a decrease of $1,448,000 or 39.29%. Deposits decreased $242,000 or 0.26% to $93,473,000 for the three months ended December 31, 1996. Borrowings increased from $20,488,000 at September 30, 1996 to $29,074,000 at December 31, 1996, an increase of $8,586,000 or 41.91% as a result of increased loan originations.

As of December 31, 1996, real estate acquired through foreclosure ( REO ) consisted of two properties with a net book value of $2,000. There were no repossessed assets, which are included in other assets, recorded as of December 31, 1996. REO and repossessed assets are carried at their estimated fair values less estimated selling costs.

Liquidity

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

The OTS imposes a minimum level of liquidity on the Bank which is currently 5% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 13.57% as of December 31, 1996. As in the past, management expects that the Bank can meet its obligations to fund outstanding loan commitments, which were approximately $3,691,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of December 31, 1996, while maintaining liquidity in excess of regulatory requirements. In addition, the Bank believes that it can meet any deposit liability maturities through a combination of replacement of the deposits with deposits of a similar type and through its borrowing capacity with the Federal Home Loan Bank.

Capital Resources

The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 3% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

As of December 31, 1996 the Bank s capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                         Requirement     Actual      Excess
                                         -----------     ------      ------
Tangible capital                             $2,046     $12,516     $10,470
Tangible capital to adjusted total assets      1.50%       9.17%       7.67%

Core capital                                 $4,093     $12,516      $8,423
Core capital to adjusted total assets          3.00%       9.17%       6.17%

Risk based capital                           $5,089     $13,312      $8,223
Risk based capital to risk weighted assets     8.00%      20.93%      12.93%

The reported capital requirements are based on information reported in the OTS December 31, 1996 quarterly thrift financial report.


Results of Operations for the Three Months Ended December 31, 1996 and 1995

General

Net income increased $108,000 or 46.75% to $339,000 for the three months ended
December 31, 1996 as compared to the same period in 1995.   The increase in
net income was due primarily to a 31.16% increase in the net interest margin for the three months ended December 31, 1996 as compared to the same period in 1995.

Interest Income

Interest income increased $406,000 or 18.58% for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Interest income on loans, due to increased outstanding balances along with a favorable economic environment, increased 25.48% or $401,000 to $1,975,000 for the three months ended December 31, 1996 from $1,574,000 for the three months ended December 31, 1995. Outstanding loan balances increased from $85,997,000 at 12/31/95 to $103,103,000 at 12/31/96 due primarily to increases in outstanding residential adjustable rate mortgage loans. The trend in loan production for the current fiscal year is toward more conventional lending. Interest income on deposits and federal funds sold decreased $11,000 for the three months ended December 31, 1996 as compared to the same period in the prior year. Interest income on mortgage-backed securities decreased $46,000 for the three months ended December 31, 1996 as compared to the same period in the prior year. The decrease was due to lower outstanding balances as a result of principal pay downs. Interest and dividends on investment securities increased $62,000 or 19.50% for the three months ended December 31, 1996 to $380,000 from $318,000 during the same period in 1995. The increase was due primarily to an increase in interest rates as a result of portfolio restructuring that have taken place during the current and previous fiscal year with a movement to extend maturities into higher yielding government agency securities.

Interest Expense

The Bank experienced an overall increase of $101,000 or 7.73% in interest expense for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Interest expense on deposit accounts decreased $75,000 or 6.54% to $1,071,000 for the three months ended December 30, 1996 from $1,146,000 during the same period in 1995. In addition to lower rates, deposit balances decreased $242,000 with balances as of December 31, 1996 at $93,473,000 compared to $93,715,000 for the comparable period for the previous year. Interest expense on borrowings increased $176,000 or 110.00% for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Higher volumes in FHLB advances for the three months ended December 31, 1996 as compared to the same period for the previous year accounted for this increase. The proceeds of the increased advances was used to fund increased loan originations.


Provision for Loan Loss

During the three months ended December 31, 1996, provisions for loan losses increased $33,000 or 660% to $38,000 from $5,000 during the same period in the previous year. Additional provisions were established due to the increase in the loan portfolio balance. Management believes the Bank s loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at December 31, 1996 were approximately .82% of the Bank's outstanding loan portfolio, net as compared to 1.23% for the comparable period in the prior year.

The following table sets forth information with respect to the Bank s non-performing assets for the period indicated (dollars in thousands):

                                   December 31, 1996   September 30, 1996
                                   -----------------   ------------------
Non-accruing loans which are
 contractually past due 90 days
 or more:

 Real Estate:
   Residential                            $408             $1,049
   Commercial                              283                 74
   Construction                             --                 --
 Non-mortgage                              151                 --
Total                                   $  842             $1,123

Percentage of loans receivable, net       0.82%              1.33%

Allowance for loan losses                 $827               $799

Real estate acquired through
 foreclosure and repossessed
 assets, net of allowances                $  2               $ 19


Non-Interest Income and Expense

Total non-interest income increased $12,000 or 9.67% to $136,000 for the three months ended December 31, 1996 from $124,000 for the same period in the previous year. This increase was due in large part to an increase in fees for financial services of $20,000 or 21.28% during the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Loan servicing fees decreased $24,000 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. The decrease was due to service fees paid for outsourcing of the loan servicing function. Also, net gains of $23,000 were realized on the sale of investment and mortgage-backed securities available for sale for the three months ended December 31, 1996 as compared to net gains of $18,000 for the same period in fiscal 1995. The investment and mortgage-backed securities sales were primarily directed toward increasing yields on earning assets with a movement from lower yielding securities to higher yielding conventional mortgage loans. This practice will be reviewed periodically in order to ascertain its continued economic benefit.

For the three months ended December 31, 1996, total non-interest expense increased $82,000 or 12.38% to $744,000 from $662,000 for the same period in 1995. Compensation and employee benefits expense increased $27,000 or 8.16% due to higher salary and benefits expense. Occupancy and equipment expense increased $22,000 or 15.60% due to increases in maintenance and data processing expenses. Professional services increased $21,000 or 50.0% due to increased advertising and legal expenses. Other operating expenses increased $12,000 or 13.18% due to higher loan expenses as a result of a special loan program where the Bank paid all loan closing costs.

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

Item 6.   Exhibits and Reports on Form 8-K

          A Form 8-K was filed on October 10, 1996 reporting under Item 5 the execution of a definitive agreement to acquire First Union's Laurens, South Carolina branch.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      UNION FINANCIAL BANCSHARES, INC.
                             (Registrant)



Date: 2/10/97                                     By:/s/DWIGHT V. NEESE
                                                     -------------------
                                                     Dwight V. Neese, CEO


Date: 2/10/97                                     By:/s/RICHARD H. FLAKE
                                                     -------------------
                                                     Richard H. Flake, CFO