Form 10QSB
period 1997-03-31
UNION FINANCIAL BANCSHARES INC
filed 1997-05-12
CIK 926164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                  FORM 10-QSB
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  March 31, 1997

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

Registrant's telephone number, including area code (864)427-7692

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [ X ]        No   [   ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 819,654 shares, $0.01 par value, common stock as of April 1, 1997.

                        UNION FINANCIAL BANCSHARES, INC.


                                   INDEX

PART I.                    FINANCIAL INFORMATION                         PAGE
                           ---------------------                         ----
         Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets as of March 31, 1997
           and September 30, 1996                                          3

         Consolidated Statements of Income for the  six months
           ended March  31, 1997 and 1996                                  4

         Consolidated Statements of Cash Flows for the six
           months ended March 31, 1997 and 1996                           5-6

         Notes to Consolidated Financial Statements                       7-11

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 12-16


PART II.    OTHER INFORMATION                                            17-18
            -----------------

            SIGNATURES                                                    19

            FINANCIAL DATA SCHEDULE                                      20-21

Item 1.  Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 1997 (unaudited) and September 30, 1996

                                                      March 31,  September 30,
ASSETS                                                   1997        1996
                                                       --------    --------
                                                      (DOLLARS IN THOUSANDS)
Cash                                                 $    1,817   $   1,747
Short term interest-bearing deposits                      2,751       1,938
                                                       --------    --------
Total cash and cash equivalents                           4,568       3,685
Investment and mortgage-backed securities:
  Held to maturity                                        9,965      11,622
  Available for sale                                     17,033      22,174
                                                       --------    --------
Total investment and mortgage-backed securities          26,998      33,796
Loans receivable, net                                   122,559      85,997
Office properties and equipment, net                      2,576       1,664
Federal Home Loan Bank Stock, at cost                     1,442         950
Accrued interest receivable                               1,338       1,121
Real estate acquired through foreclosure                      5          19
Deposit Premium Intangible                                2,115           0
Other assets                                                236         901
                                                       --------    --------
TOTAL ASSETS                                         $  161,837   $ 128,133
                                                       ========    ========

LIABILITIES

Deposit accounts                                     $  117,842   $  93,715
Advances from the Federal Home Loan Bank and
  other borrowings                                       30,179      20,488
Accrued interest on deposits                                144          79
Advances from borrowers for taxes and insurance             232         420
Other liabilities                                           670       1,177
                                                       --------    --------
TOTAL LIABILITIES                                       149,067     115,879

SHAREHOLDERS' EQUITY

Serial preferred stock, $0.01 par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                      0           0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
  issued and outstanding - 819,654 shares                     6           8
Additional paid-in capital                                3,959       3,897
Unrealized gain (loss) on investment and mortgage-
  backed securities available for sale                     (253)       (229)
Retained earnings, substantially restricted               9,060       8,578
                                                       --------    --------
TOTAL SHAREHOLDERS' EQUITY                               12,772      12,254
                                                       --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  161,837   $ 128,133
                                                       ========    ========
See notes to consolidated financial statements.

PAGE

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended March 31, 1997 (unaudited) and 1996 (unaudited)

                                             Three Months Ended             Six Months Ended
                                           March 31,     March 31,       March 31,     March 31,
                                             1997          1996            1997          1996
                                           --------      --------        --------      --------
Interest Income:                                      (DOLLARS IN THOUSANDS)
  Loans                                    $  2,292      $  1,606        $  4,267      $  3,180
  Deposits and federal funds sold                11            16              28            44
  Mortgage-backed securities                    138           269             356           533
  Interest and dividends on
   investment securities                        378           337             758           655
                                           --------      --------        --------      --------
Total Interest Income                         2,819         2,228           5,409         4,412

Interest Expense:
  Deposit accounts                            1,056         1,123           2,127         2,269
  Advances from the FHLB and other borrowings   480           131             816           291
                                           --------      --------        --------      --------
Total Interest Expense                        1,536         1,254           2,943         2,560

Net Interest Income                           1,283           974           2,466         1,852
  Provision for loan losses                     106            (5)            144             0
Net Interest Income After                  --------      --------        --------      --------
 Provision for Loan Losses                    1,177           979           2,322         1,852

Non-Interest Income:
  Fees for financial services                   138           103             252           197
  Loan servicing fees                            (1)           19             (11)           42
  Net gains on sale of loans                      0             0               0             7
  Net gains on sale of investments               15             0              38             0
                                           --------      --------        --------      --------
Total Non-Interest Income                       152           122             279           246

Non-Interest Expense:
  Compensation and employee benefits            386           306             744           637
  Occupancy and equipment                       161           131             324           272
  Deposit insurance premiums                      3            53              59           107
  Professional services                          85            37             148            79
  Real estate operations                         (5)           (6)             (4)           (3)
  Other                                         125           112             228           203
                                           --------      --------        --------      --------
Total Non-Interest Expense                      755           633           1,499         1,295

Income Before Income Taxes                      574           468           1,102           803
Income tax expense                              210           145             408           249
                                           --------      --------        --------      --------
Net Income                                 $    364      $    323        $    694      $    554
                                           ========      ========        ========      ========
Net Income Per Common Share                $   0.42      $   0.40        $   0.80      $   0.69

Weighted Average Number of
  Common Shares Outstanding                 866,950       806,980         865,154       806,980

See notes to consolidated financial statements.

                                                     4

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1997 (unaudited) and 1996 (unaudited)


                                                    Six Months Ended
                                                 March 31,      March 31,
                                                   1997           1996
                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:                            --------       --------
Net income                                           $694          $554
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                           144             0
  Depreciation expense                                 83            87
Provision for (gain)/loss on real estate owned, net     0            (8)
  Recognition of deferred income, net of costs        (11)          (92)
  Deferral of fee income, net of costs                 87           162
  Gain on investment transactions                     (38)           (2)
  Loans originated for sale                             0          (805)
  Sale of loans                                         0           805
  Gain (loss) on sale of loans                          0            (5)
  Changes in operating assets and liabilities:
    Decrease (increase) in accrued interest
      receivable                                     (217)         (142)
    Decrease (increase)  in other assets              665           (42)
    Decrease (increase) in Deposit Premium
      Intangible                                   (2,115)            0
    (Decrease)Increase in other liabilities          (695)         (660)
    Increase (decrease) in accrued interest payable    65            (3)
                                                 --------       --------
Net cash provided by operating activities          (1,338)         (151)
                                                 --------       --------

INVESTING ACTIVITIES:

Maturities of time deposits                             0            99
Purchase of investment and mortgage-backed securities:
   Held to maturity                                (2,000)            0
   Available for sale                              (1,950)       (6,020)
Proceeds from sale of investment and mortgage-
  backed securities                                 5,763         2,953
Proceeds from maturity of investment and mortgage-
  backed securities:
   Held to maturity                                     0             0
   Available for sale                               3,389         2,751
Principal repayments on mortgage-backed securities:
   Held to maturity                                    37             0
   Available for sale                               1,559         1,218
Loan originations                                 (42,390)       (8,562)
Principal repayments of loans                       5,535        10,807
Proceeds from sale of real estate acquired in
   settlement of loans                                 14            36
Purchase of FHLB stock                               (717)            0
Redemption of FHLB stock                              225             0
Purchase of office properties and equipment          (912)         (141)
                                                 --------       --------
Net cash provided by (used by) investing act     ($31,447)       $3,141
                                                 --------       --------

                                                    Six Months Ended
                                                 March 31,      March 31,
                                                   1997           1996
                                                      (IN THOUSANDS)
                                                 --------       --------
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options           $62            $1
Dividends paid in cash ($0.135  per share - 1997
  and $0.125 per share - 1996)                       (212)         (101)
Proceeds from FHLB advances and other borrow       70,241         9,461
Repayment of FHLB advances and other borrowi      (60,550)      (15,305)
Acquired  deposits from purchased branch           20,144             0
Increase (Decrease) in deposit accounts             3,983         1,335
                                                 --------       --------
Net cash (used by) provided by financing act       33,668        (4,609)
                                                 --------       --------
NET  DECREASE IN CASH AND CASH EQUIVALENTS            883        (1,619)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    3,685         3,805
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $4,568        $2,186
                                                 ========       ========

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                       $302          $674
  Interest                                          2,943         2,563

Non-cash transactions:
  Loans foreclosed                                      0             0



See notes to consolidated financial statements.

                         UNION FINANCIAL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Presentation of Consolidated Financial Statements

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1996 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

         Union Federal Savings Bank was renamed Provident Community Bank, effective January 22, 1997.

         The Financial Accounting Standards Board recently issued Statement No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114") which was subsequently amended by SFAS No. 118. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral if the loan is collateral dependent. The Statement was adopted in fiscal 1996; implementation of the statement did not have a material impact on financial condition or results of operations. The Corporation maintains an allowance for impaired loans based on a combination of evaluation of impairment of smaller balance, homogeneous loans (primarily consumer loans and 1-4 family real estate mortgages) and specific identification of impaired loans based on delinquency status and other factors related to the borrower's ability to repay the loan. The risk characteristics used to aggregate loans are collateral type, borrower's financial condition and geographic location.

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

       As of and for the six months ended March 31, 1997, there were no impaired loans and the Corporation had recognized no interest income from impaired loans.

       In connection with adopting the guidance in A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities published by the FASB in November, 1995, management reclassified all held-to-maturity securities to the available-for- sale classification. The securities transferred had a total amortized cost of approximately $12,101,000 and a total market value of approximately $12,266,000. The transfer resulted in an unrealized gain of approximately $165,000.

       In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement was adopted on October 1, 1996; implementation of the Statement did not have a material impact on financial condition or results of operations.

       In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights," which amends SFAS 65, "Accounting for Mortgage Banking Activities." This statement allows the capitalization of servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to this statement, originated mortgage servicing rights were generally accorded off-balance sheet treatment. The Statement was adopted on October 1, 1996; implementation of the Statement did not have a material impact on financial condition or results of operations.

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

       In August 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 125 provides accounting and reporting standards for transfers of financial assets and extinguishment of liabilities based on a consistent application of financial components approach that focuses on control of assets and liabilities. SFAS 125 is effective for transactions entered into after December 31, 1996 and is not expected to have a material impact on the Corporation's financial position or results of operations.

2.     Income Per Share

       Effective July 9, 1996, the Corporation declared a two-for-one stock split effected in the form of a 100% stock dividend of the Corporation's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock split.

       Income per share amounts for the three and six months ended March 31, 1997 and 1996 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.     Assets Pledged

       Approximately $4,980,000 and $5,114,000 of debt securities at March 31, 1997 and September 30, 1996, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, the City of Union and certain other liabilities. The Bank pledges as collateral to Federal Home Loan Bank Advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.     Contingencies and Loan Commitments

       The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 1997 related to these items is summarized below:

       Loan Commitments:                            Contract Amount
       -----------------                            ---------------
         Approved loan commitments                    $  3,527,000
         Unadvanced portions of loans                    7,425,000
                                                      ------------
         Total loan commitments                       $ 10,952,000
                                                      ============

       Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held is primarily residential property. Interest rates on loan commitments are a combination of fixed and variable.

       Commitments outstanding at March 31, 1997 consist of fixed and adjustable rate loans of approximately $10,952,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

       Commitments to fund credit lines (principally variable rate, consumer lines, secured by real estate and overdraft protection) totaled approximately $3,045,000. Of these lines, the outstanding loan balances totaled approximately $3,600,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $1,500,000, which had an outstanding balance at March 31, 1997 of approximately $554,000. At March 31, 1997, the Bank had loan commitments to sell $1,000,000 in fixed rate residential loans which had not been originated to FHLMC for the month of May, 1997.

5.     Savings Association Insurance Fund (SAIF) Assessment

       On September 30, 1996, legislation was enacted which provided for a one-time assessment on all SAIF-insured deposits for the purpose of recapitalizing the SAIF. The one-time assessment is 0.657% of SAIF-insured deposits as of March 31, 1995. During the quarter ended December 31, 1996, the Corporation paid approximately $606,000 representing its one-time assessment.

6.     Branch Acquisition

       On March 24, 1997, the Corporation, through its subsidiary, Provident Community Bank, consummated the purchase of certain assets and the assumption of certain liabilities of the Laurens, South Carolina branch of First Union National Bank. Provident Community Bank acquired $20,144,000 in deposit liabilities and $800,000 in premises and equipment. The total premium paid for the acquisition was approximately $2,115,000. The premium paid will be amortized using straight-line amortization over a period of ten years.

7.     Other Events

       On March 24, 1997, the Corporation, through its subsidiary, Provident Community Bank, established a wholesale residential loan mortgage division, Provident Mortgage Company. The company will operate as a division of the Bank with the primary business purpose of purchasing and selling residential mortgage loan products along with generating mortgage servicing portfolios through Fannie Mae and Freddie Mac agencies.

       On March 24, 1997, the Corporation, through its subsidiary, Provident Community Bank, established a financial services subsidiary, Provident Financial Services, Inc. The company will operate as a subsidiary of the Bank with the primary business purpose of providing brokerage financial services for customers of the subsidiary bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       General

       On November 9, 1994, Provident Community Bank (the "Bank"), formerly Union Federal Savings Bank reorganized into the holding company form of ownership (the "Reorgani zation"), resulting in Union Financial Bancshares, Inc. (the "Corporation") becoming the sole stockholder of the Bank (after resolution of dissenters' rights).

       On June 18, 1996 the Corporation declared a stock split in the form of a 100% stock dividend on the Corporation's outstanding shares of common stock for each stockholder for record as of the close of business on July 9, 1996.

       Financial Condition

       At March 31, 1997 total assets of the Corporation increased 26.31% to $161,837,000 from $128,133,000 at September 30, 1996. The increase was due primarily to a increase in loans receivable, net, of approximately $36,562,000 or 42.52% during the six months ended March 31, 1997. The increase was due primarily to increased purchases of adjustable-rate loans in the six months ended March 31, 1997. This increase in loans receivable was partially offset by a reduction in investments and mortgage-backed securities that resulted from maturities and sales. The current year trend for loan production will be slower growth with fixed rate production generated being securitized and sold in the secondary market. Total cash and cash equivalents also increased from $3,685,000 at September 30, 1996 to $4,568,000 at March 31, 1997, a increase of $883,000 or 23.97%. Deposits increased $24,127,000 or 25.75% to
       $117,842,000 for the six months ended March 31, 1997. Approximately $20,144,000 or 83.5% of the deposit increase was a result of the First Union branch purchase that was consummated on March 24, 1997. The remaining growth was a result of various deposit promotion programs with continued emphasis on core deposits. Borrowings increased $9,691,000 or 47.30% from $20,488,000 at September 30, 1996 to
       $30,179,000 at March 31, 1997, as a result of increased loan originations. Total investment and mortgage-backed securities decreased $6,798,000, or 20.12%, to $26,998,000 during the six months ended March 31, 1997. The decrease was a result of maturities and sales of investments available for sale with the proceeds being utilized for the funding of higher yielding loans.

       As of March 31, 1997, real estate acquired through foreclosure ("REO") consisted of one property with a net book value of $1,500. Repossessed assets consisted of $3,800 of automobiles as of March 31, 1997. REO and repossessed assets are carried at their estimated fair values less estimated selling costs.

       Liquidity

       Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

       The OTS imposes a minimum level of liquidity on the Bank which is currently 5% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 7.14% as of March 31, 1997. As in the past, management expects that the Bank can meet its obligations to fund outstanding mortgage loan commitments, which were approximately $3,527,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of March 31, 1997, while maintaining liquidity in excess of regulatory requirements.

       Capital Resources

       The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 3% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

       As of March 31, 1997, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                              Requirement   Actual     Excess
------------------------------------------------------------------------------
   Tangible capital                               $2,409   $10,763     $8,354
   Tangible capital to adjusted total assets       1.50%     6.70%      5.20%

   Core capital                                   $4,882   $10,763     $5,881
   Core capital to adjusted total assets           3.00%     6.70%      3.70%

   Risk based capital                             $6,896   $11,682     $4,786
   Risk based capital to risk weighted assets      8.00%    13.56%      5.56%

       The reported capital requirements are based on information reported in the OTS March 31, 1997 quarterly thrift financial report.

       RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

       General

       Net income increased $140,000 or 25.27% to $694,000 for the six months ended March

       31, 1997 as compared to the same period in 1996. The increase in net income was due primarily to a 33.16% increase in net interest income for the six months ended March 31, 1997 as compared to the same period in 1996.

       Interest Income

       Interest income increased $997,000 or 22.60% for the six months ended March 31, 1997 as compared to the same period in 1996. Interest income on loans increased 34.19% or $1,087,000 to $4,267,000 for the six months ended March 31, 1997 from $3,180,000 for the six moths ended March 31, 1996 due to higher volumes. Interest income on overnight deposits and federal funds sold and on mortgage-backed securities decreased $16,000 and $177,000, respectively, for the six months ended March 31, 1997 as compared to the same period in the prior year due primarily to smaller balances. Interest and dividends on investment securities increased $103,000 or 15.73% for the six months ended March 31, 1997 to $758,000 from $655,000 during the same period in 1996. The increase was due primarily to an increase in interest rates.

       Interest Expense

       The Bank experienced an overall increase of $383,000 or 14.96% in interest expense for the six months ended March 31, 1997 as compared to the six months ended March 31, 1996. Interest expense on deposit accounts decreased $142,000 or 6.26% to $2,127,000 for the six months ended March 31, 1997 from $2,269,000 during the same period in 1996. Lower rates along with lower costing deposits was the primary reason for the decrease. Interest expense on borrowings increased $525,000 for the six months ended March 31, 1997 as compared to the six months ended March 31, 1996. The increase was due to higher volumes in FHLB advances during the period which were required to fund higher loan originations.

       Provision for Loan Loss

       During the six months ended March 31, 1997, provisions for loan losses were $144,000 as compared to $0 for the same period in the previous year. The increase in loan loss provisions are consistent with the growth in loans. Management believes the Bank's loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at March 31, 1997 were approximately .80% of the Bank's outstanding loan portfolio, net compared to 1.18% for the same period in the previous year.

       The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                    MARCH 31, 1997          SEPTEMBER 30, 1996
                                    --------------          ------------------
  Non-accruing loans which are
  contractually past due 90 days
  or more:

  Real Estate:
  Residential                           $580                       $1,049
  Commercial                               0                           74
  Construction                            --                           --
  Non-mortgage                           251                           --
                                       -----                       ------
  Total                                 $831                        1,123
                                        ====                        =====

  Percentage of loans receivable, net    .73%                        1.33%
                                        ====                        =====

  Allowance for loan losses             $920                         $799
                                        ====                         ====

  Real estate acquired through
  foreclosure and repossessed
  assets, net of allowances             $  5                        $  19
                                         ===                         ====

       Non Interest  Income and Expense

       Total non-interest income increased $33,000 or 13.42% to $279,000 for the six months ended March 31, 1997 from $246,000 for the same period in the previous year. This increase was due in large part to an increase in fees for financial services of $55,000 or 27.92% during the six months ended March 31, 1997 as compared to the six months ended March 31, 1996. The increase in fees was a direct result of fee and account restructuring that occurred in the previous year. There were also decreases in loan servicing fees due to the outsourcing of loan servicing for loans purchased in the previous year. Gains on sale of investments was $38,000 for the six months ended March 31, 1997 as compared to $0 for the six months ended March 31, 1996.

       For the six months ended March 31, 1997, total non-interest expense increased $204,000 or 15.76% to $1,499,000 from $1,295,000 for the same period in 1996. The current year period ending March 31, 1997 includes additional expenses for a new branch acquisition along with expenses for the new Mortgage Division. During this same time period, the Corporation also changed the name of the subsidiary bank from Union Federal Savings Bank to Provident Community Bank. As a result of the name change, the Corporation incurred additional advertising and legal expenses. Compensation and employee benefits increased $107,000 or 16.80% to $744,000 for the six months period ended March 31, 1997 from $637,000 for the same period in 1996. Occupancy and equipment expense increased $52,000 or 19.12% to $324,000 for the six months ended March 31, 1997 from $272,000 for the same period in

       1996. Professional services expenses increased $69,000 or 87.35% to $148,000 for the six months period ended March 31, 1997 from $79,000 for the same period in 1996. The increase in compensation and employee benefits was due to cost of living increases along with additional staffing for the new branch acquisition and Mortgage Division. Occupancy and equipment expense increased due to increases in maintenance and data processing expenses. As stated above Professional services expenses increased due to additional advertising and legal expenses incurred for the name change of the subsidiary bank. These increases were partially offset by a decrease in deposit insurance premiums for the six months ended March 31, 1997 due to reduction in the deposit assessment rate from 23 basis points to 6.45 basis points.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Stockholders of the Company was held on January 22, 1997. The results of the vote on the matters presented at the meeting is as follows:

                 1> The following individuals were elected as directors, each for a three-year term:

                                              Vote For         Vote Withheld

                  Louis M. Jordan              475,027               40,040
                                               -------               ------
                  Dwight V. Neese              477,495               37,572
                                               -------               ------

                  Broker non-votes totaled      93,738 .

                 2> The amendment of the Corporation's Certificate of Incorporation to increase the number of authorized shares from 1,500,000 to 2,500,000 was approved by stockholders by the following vote:

                  For 471,008;     Against 11,448;   Abstain 28,458

                  Broker non-votes totaled            93,738 .


                 3> The appointment of Elliott, Davis & Company, LLP, as auditors for the Corporation for the fiscal year ending September 30, 1997 was ratified by shareholders by the following vote:

                  For 488,861;     Against 0;   Abstain 26,206

                  Broker non-votes totaled            93,738 .


ITEM 5.     Other Information

               Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K

               None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   UNION FINANCIAL BANCSHARES, INC.
                            (REGISTRANT)



Date: May 8, 1997                            By:/s/DWIGHT V. NEESE
      -----------                               ------------------
                                                Dwight V. Neese, CEO


Date: May 8, 1997                            By:/s/RICHARD H. FLAKE
      -----------                               -------------------
                                                Richard H. Flake, CFO