Form 10QSB
period 1997-06-30
UNION FINANCIAL BANCSHARES INC
filed 1997-08-11
CIK 926164

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to ______________

                          COMMISSION FILE NUMBER 1-5735

                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------

  Delaware                               57-1001177
  --------                               ----------
(Jurisdiction of Incorporation)          (I.R.S. Employer Identification No.)

  203 West Main Street, Union, South Carolina       29379
  -------------------------------------------       -----
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 821,564 shares, $0.01 par value, common stock as of July 1, 1997.

                     UNION FINANCIAL BANCSHARES, INC.

                                 INDEX

PART I.           FINANCIAL INFORMATION                                 PAGE
                  ---------------------                                 ----
            Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of June 30, 1997
             and September 30, 1996                                       3

            Consolidated Statements of Income for the three
             and nine months ended June  30, 1997 and 1996                4

            Consolidated Statements of Cash Flows for the nine
             months ended June 30, 1997 and 1996                         5-6

            Notes to Consolidated Financial Statements                  7-11

            Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             12-16

PART II.    OTHER INFORMATION                                          17-18

            SIGNATURES                                                   19

Item 1.  Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 1997 (unaudited) and September 30, 1996

                                                      June 30,     September 30,
ASSETS                                                1997                1996
                                                      (DOLLARS IN THOUSANDS)
                                                     ------              ------
Cash                                          $       1,724        $      1,747
Short term interest-bearing deposits                  1,726               1,938
                                                     ------              ------
Total cash and cash equivalents                       3,450               3,685
Investment and mortgage-backed securities:
  Held to maturity                                    9,392              11,622
  Available for sale                                 16,196              22,174
                                                     ------              ------
Total investment and mortgage-backed securities      25,588              33,796
Loans receivable, net
  Held for sale                                       9,105
  Held for investment                               124,527              85,997
                                                     ------              ------
Total loans receivable, net                         133,632              85,997
Office properties and equipment, net                  2,660               1,664
Federal Home Loan Bank Stock, at cost                 1,997                 950
Accrued interest receivable                           1,254               1,121
Real estate acquired through foreclosure                  8                  19
Deposit premium intangible                            2,368                   0
Other assets                                            288                 901
                                                     ------              ------
TOTAL ASSETS                                  $     171,245        $    128,133
                                                    =======             =======
LIABILITIES

Deposit accounts                              $     116,556        $     93,715
Advances from the Federal Home Loan Bank and
  other borrowings                                   40,627              20,488
Accrued interest on deposits                            239                  79
Advances from borrowers for taxes and insurance         320                 420
Other liabilities                                       375               1,177
                                                     ------              ------
TOTAL LIABILITIES                                   158,117             115,879

SHAREHOLDERS' EQUITY

Serial preferred stock, $0.01 par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                  0                   0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
   issued and outstanding - 821,564 shares                7                   8
Additional paid-in capital                            3,967               3,897
Unrealized (loss) on investment and mortgage-backed
  securities available for sale                        (163)               (229)
Retained earnings, substantially restricted           9,317               8,578
                                                     ------              ------
TOTAL SHAREHOLDERS' EQUITY                           13,128              12,254
                                                     ------              ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $     171,245        $    128,133
                                                    =======             =======

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended June 30, 1997 (unaudited) and 1996 (unaudited)



                                       Three Months Ended    Nine Months Ended
                                       June 30,   June 30,   June 30,  June 30,
                                         1997       1996       1997      1996
                                   (DOLLARS IN THOUSANDS) (DOLLARS IN THOUSANDS)
                                        ------     ------     ------     ------
Interest Income:
  Loans                                $ 2,827    $ 1,548    $ 7,095    $ 4,728
  Deposits and federal funds sold           13         43         40         87
  Mortgage-backed securities                94        282        450        815
  Interest and dividends on
   investment securities                   386        360      1,145      1,015
                                        ------     ------     ------     ------
Total Interest Income                    3,320      2,233      8,730      6,645

Interest Expense:
  Deposit accounts                       1,260      1,109      3,386      3,378
  Advances from the FHLB and
   other borrowings                        570        111      1,387        402
                                        ------     ------     ------     ------
Total Interest Expense                   1,830      1,220      4,773      3,780
                                        ------     ------     ------     ------
Net Interest Income                      1,490      1,013      3,957      2,865
  Provision for loan losses                 55          0        200          0
Net Interest Income After               ------     ------     ------     ------
   Provision for Loan Losses             1,435      1,013      3,757      2,865

Non-Interest Income:
  Fees for financial services              196        106        448        303
  Loan servicing fees (costs)               (9)        16        (20)        58
  Net gains (losses) on sale of loans      (47)         4        (47)        11
  Net gains on sale of investments           0          5         38          5
                                        ------     ------     ------     ------
Total Non-Interest Income                  140        131        419        377

Non-Interest Expense:
  Compensation and employee benefits       484        324      1,228        961
  Occupancy and equipment                  183        138        507        410
  Deposit insurance premiums                15         53         74        160
  Professional services                     58         38        206        117
  Real estate operations                     0          0         (4)        (3)
  Other                                    247         97        475        300
                                        ------     ------     ------     ------
Total Non-Interest Expense                 987        650      2,486      1,945
                                        ------     ------     ------     ------
Income Before Income Taxes                 588        494      1,690      1,297
Income tax expense                         221        158        628        407
                                        ------     ------     ------     ------
Net Income                            $    367   $    336    $ 1,062    $   890
                                        ======     ======     ======     ======

Net Income Per Common Share           $   0.43    $  0.42    $  1.23    $  1.10
                                        ======     ======     ======     ======
Weighted Average Number of
  Common Shares Outstanding            863,066    809,386    865,330    807,726

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1997 (unaudited) and 1996 (unaudited)

                                                         Nine Months Ended
                                                       June 30,      June 30,
OPERATING ACTIVITIES:                                    1997          1996
                                                        ------        ------
Net income                                              $1,062          $890
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                200             0
  Amortization of intangibles                               53             0
  Depreciation expense                                     136           126
Provision for (gain)/loss on real estate owned,net           0            (8)
  Recognition of deferred income, net of costs             (78)         (106)
  Deferral of fee income, net of costs                      71           182
  (Gain) Loss on investment transactions                    38           (11)
  Loans originated for sale                            (16,317)         (805)
  Sale of loans                                         16,317           805
  (Gain) loss on sale of loans                              47            (5)
  Changes in operating assets and liabilities:
   Decrease (increase) in accrued interest receivabl      (133)          (71)
   Decrease (increase)  in other assets                    613            (9)
   Decrease (increase) in Deposit Premium Intangible    (2,421)            0
  (Decrease)Increase in other liabilities                 (900)         (724)
   Increase (decrease) in accrued interest payable         160            50
                                                        ------        ------
Net cash provided by (uses by) operating activities     (1,152)          314
                                                        ------        ------

INVESTING ACTIVITIES:
Maturities of time deposits                                  0            99
Purchase of investment and mortgage-backed securities:
   Held to maturity                                     (2,000)      (11,777)
   Available for sale                                   (1,950)       (6,020)
Proceeds from sale of investment and mortgage-
    backed securities                                    6,736        11,075
Proceeds from maturity of investment and mortgage-
    backed securities:
   Held to maturity                                        500             0
   Available for sale                                    3,388         6,091
Principal repayments on mortgage-backed securities:
   Held to maturity                                        110             9
   Available for sale                                    1,424         2,122
Loan originations                                      (59,013)      (20,080)
Principal repayments of loans                           11,163        22,067
Proceeds from sale of real estate acquired in settle        11            36
Purchase of FHLB stock                                  (1,272)            0
Redemption of FHLB stock                                   225             0
Purchase of office properties and equipment             (1,132)         (102)
                                                        ------        ------
Net cash provided by (used by) investing activities   ($41,810)       $3,520
                                                        ------        ------

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1997 (unaudited) and 1996 (unaudited)

                                                         Nine Months Ended
                                                       June 30,      June 30,
FINANCING ACTIVITIES:                                    1997          1996
                                                        ------        ------
Proceeds from the exercise of stock options                $69           $29
Dividends paid in cash ($0.135  per share - 1997
  and $0.125 per share - 1996)                            (323)         (303)
Proceeds from FHLB advances and other borrowings        99,940        11,225
Repayment of FHLB advances and other borrowings        (79,800)      (15,305)
Acquired  deposits from purchased branch                20,144             0
Increase (Decrease) in deposit accounts                  2,697           931
                                                        ------        ------
Net cash (used by) provided by financing activities     42,727        (3,423)
                                                        ------        ------
NET DECREASE\INCREASE IN CASH AND CASH EQUIVALENTS        (235)          411

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         3,685         3,805
                                                        ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $3,450        $4,216
                                                        ======        ======

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                            $578          $814
  Interest                                               4,613         3,730

Non-cash transactions:
  Loans foreclosed                                           0             0

See notes to consolidated financial statements.

                        UNION FINANCIAL BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Presentation of Consolidated Financial Statements

      The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the corporation's wholly owned subsidiary, Provident Community Bank (formerly known as Union Federal Savings Bank) (the "Bank"). The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1996 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

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

      As of and for the nine months ended June 30, 1997, there were no impaired loans and the Corporation had recognized no interest income from impaired loans.

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

      In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage
Servicing Rights,"which amends SFAS 65, "Accounting for Mortgage Banking Activities." This statement allows the capitalization of servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to this statement, originated mortgage servicing rights were generally accorded off-balance sheet treatment. The Statement was adopted on October 1, 1996; implementation of the Statement did not have a material impact on financial condition or results of operations.

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

      Income per share amounts for the three and nine months ended June 30, 1997 and 1996 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.    Assets Pledged

      Approximately $10,959,000 and $5,114,000 of debt securities at June 30, 1997 and September 30, 1996, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, the City of Union and certain other liabilities. The Bank pledges as collateral to Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.    Contingencies and Loan Commitments

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 1997 related to these items is summarized below:

      Loan Commitments:                                     Contract Amount
      -----------------                                     ---------------
            Approved loan commitments                       $ 1,643,000
            Unadvanced portions of loans                      6,568,000
                                                              ---------
            Total loan commitments                         $  8,211,000

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

      Commitments outstanding at June 30, 1997 consist of fixed and adjustable rate loans of approximately $8,211,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

      Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $3,434,000. Of these lines, the outstanding loan balances totaled approximately $3,605,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $1,500,000, which had an outstanding balance at June 30, 1997 of approximately $306,000. At June 30, 1997, the Bank had loan commitments to sell $11,760,000 in fixed rate residential loans which had not been originated to Freddie Mac for the months of July and August, 1997.

5.     Savings Association Insurance Fund (SAIF) Assessment

      On September 30, 1996, legislawas enacted which provided for a one-time assessment on all SAIF-insured deposits fpurpose of recapitalizing the SAIF. The one-time assessment is 0.657% of SAIF-insured deposits as of March 31, 1995. During the quarter ended December 31, 1996, the Corporation paid approximately $606,000 representing its one-time assessment.

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

7.    Other Events

      On March 24, 1997, the Corporation, through its subsidiary, Provident Community Bank, established a wholesale residential loan mortgage division, Provident Mortgage Company. The company operates as a division of the Bank with the primary business purpose of purchasing and selling residential mortgage loan products along with generating mortgage servicing portfolios through Fannie Mae and Freddie Mac agencies.

      On March 24, 1997, the Corporation, through its subsidiary, Provident Community Bank, established a financial services subsidiary, Provident Financial Services, Inc. The company will operate as a subsidiary of the Bank with the primary business purpose of providing brokerage financial services for customers of the Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      General

      On November 9, 1994, Provident Community Bank (the "Bank"), formerly Union Federal Savings Bank, reorganized into the holding company form of ownership, resulting in Union Financial Bancshares, Inc. (the "Corporation") becoming the sole stockholder of the Bank (after resolution of dissenters' rights).

      On June 18, 1996 the Corporation declared a 2 for 1 stock split in the form of a 100% stock dividend on the Corporation's outstanding shares of common stock for each stockholder for record as of the close of business on July 9, 1996.

      Financial Condition

      At June 30, 1997 total assets of the Corporation increased 33.65% to $171,245,000 from $128,133,000 at September 30, 1996. The increase was due primarily to an increase in loans receivable, net, of approximately $47,635,000 or 55.39% during the nine months ended June 30, 1997. The increase was due primarily to increased purchases of adjustable-rate loans in the nine months ended June 30, 1997. This increase in loans receivable was partially offset by a reduction in investments and mortgage-backed securities that resulted from maturities and sales. The current year trend for loan production will be slower growth with fixed rate production generated being securitized and sold in the secondary market. Total cash and cash equivalents decreased from $3,685,000 at September 30, 1996 to $3,450,000 at June 30, 1997, a decrease of $235,000 or
6.38%. Deposits increased $22,841,000 or 24.37% to $116,556,000 for the nine months ended June 30, 1997. Approximately $20,144,000 or 83.5% of the deposit increase was a result of the First Union branch purchase that was consummated on March 24, 1997. The remaining growth was a result of various deposit promotion programs with continued emphasis on core deposits. Borrowings increased $20,139,000 or 98.30% from $20,488,000 at September 30, 1996 to $40,627,000 at June 30, 1997, as a result of increased loan originations. Total investment and mortgage-backed securities decreased $8,208,000, or 24.29%, to $25,588,000 during the nine months ended June 30, 1997. The decrease was a result of maturities and sales of investments available for sale with the proceeds being utilized for the funding of higher yielding loans.

      As of June 30, 1997, real estate acquired through foreclosure ("REO") consisted of one property with a net book value of $1,500. Repossessed assets consisted of $6,800 of automobiles as of June 30, 1997. REO and repossessed assets are carried at their estimated fair values less estimated selling costs.

      Liquidity

      Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

      The OTS imposes a minimum level of liquidity on the Bank which is currently 5% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 7.06% as of June 30, 1997. As in the past, management expects that the Bank can meet its obligations to fund outstanding mortgage loan commitments, which were approximately $1,643,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of June 30, 1997, while maintaining liquidity in excess of regulatory requirements.

      Capital Resources

      The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 3% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

      As of June 30, 1997, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                             REQUIREMENT    ACTUAL    EXCESS
------------------------------------------------------------------------------

Tangible capital                                  $2,550    $10,411   $7,861
Tangible capital to adjusted total assets           1.50%     6.12%    4.62%

Core capital                                      $5,099    $10,411   $5,312
Core capital to adjusted total assets              3.00%       6.12%    3.12%

Risk based capital                                $7,352    $11,340   $3,988
Risk based capital to risk weighted assets         8.00%     12.34      4.34%

      The reported capital requirements are based on information reported in the OTS June 30, 1997 quarterly thrift financial report.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

      General

      Net income increased $172,000 or 19.33% to $1,062,000 for the nine months ended June

30, 1997 as compared to the same period in 1996. The increase in net income was due primarily to a 31.13% increase in net interest income for the nine months ended June 30, 1997 as compared to the same period in 1996.

      Interest Income

      Interest income increased $2,085,000 or 31.38% for the nine months
ended June 30, 1997 as compared to the same period in 1996.   Interest income on
loans increased 50.06% or $2,367,000 to $7,095,000 for the nine months ended June 30, 1997 from $4,728,000 for the nine months ended June 30, 1996 due to higher loan volumes. Interest income on overnight deposits and federal funds sold and on mortgage-backed securities decreased $47,000 and $365,000, respectively, for the nine months ended June 30, 1997 as compared to the same period in the prior year due primarily to smaller balances. Interest and dividends on investment securities increased $130,000 or 12.81% for the nine months ended June 30, 1997 to $1,145,000 from $1,015,000 during the same period in 1996. The increase was due primarily to an increase in interest rates and a larger investment in stock of the Federal Home Loan Bank.

      Interest Expense

      The Corporation experienced an overall increase of $993,000 or 26.27% in interest expense for the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996. Interest expense on deposit accounts increased $8,000 or .24% to $3,386,000 for the nine months ended June 30, 1997 from $3,378,000 during the same period in 1996. Lower rates along with lower costing deposits were the primary reasons for the costs remaining constant even though deposit balances increased significantly. Interest expense on borrowings increased $985,000 for the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996. The increase was due to higher volumes in FHLB advances during the period which were required to fund higher loan originations.

      Provision for Loan Loss

      During the nine months ended June 30, 1997, provisions for loan losses were $200,000 as compared to $0 for the same period in the previous year. The increase in loan loss provisions are consistent with the growth in loans. Management believes the Bank's loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances aJune 30, 1997 were approximately .79% of the Bank's outstanding loan portfolio, net compared to 1.13% for the same period in the previous year.

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                          JUNE 30, 1997     SEPTEMBER 30, 1996
                                          -------------     ------------------
      Non-accruing loans which are
      contractually past due 90 days

       or more:

      Real Estate:

       Residential                              $1,091              $1 049
       Commercial                                    0                  74
       Construction                                 --                  --
      Non-mortgage                                  98                  --
                                                 -----              ------
      Total                                     $1,189               1,123
                                                ======              ======

      Percentage of loans receivable, net         .89%               1.33%
                                                 ----                =====

      Allowance for loan losses                   $929               $799
                                                  ====               ====

      Real estate acquired through
       foreclosure and repossessed
       assets, net of allowances                   $ 8               $ 19
                                                   ===               ====

      Non Interest Income and Expense

      Total non-interest income increased $42,000 or 11.14% to $419,000 for the nine months ended June 30, 1997 from $377,000 for the same period in the previous year. This increase was due in large part to an increase in fees for financial services of $145,000 or 47.85% during the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996. The increase in fees reflects the first quarter of operation of the branch acquired from First Union on March 24, 1997. There were also decreases in loan servicing fees due to the outsourcing of loan servicing for loans purchased in the previous year. Gains on sale of investments was $38,000 for the nine months ended June 30, 1997 as compared to $5,000 for the nine months ended June 30, 1996. During the quarter, the Bank recorded losses on the sales of loans of $47,000 due to the initial startup of the Mortgage Division. The Bank now has in place forward commitment coverage for approximately 75% of anticipated production in order to minimize such losses.

      For the nine months ended June 30, 1997, total non-interest expense increased $541,000 or 27.81% to $2,486,000 from $1,945,000 for the same period in 1996. The current year period ending June 30, 1997 includes additional expenses for a new branch acquisition along with expenses for the new Mortgage Division. Compensation and employee benefits increased $267,000 or 27.78% to $1,228,000 for the nine months period ended June 30, 1997 from $961,000 for the same period in 1996. Occupancy and equipment expense increased

$97,000 or 23.66% to $507,000 for the nine months ended June 30, 1997 from $410,000 for the same period in 1996. Professional services expenses increased $89,000 or 76.07% to $206,000 for the nine months period ended June 30, 1997 from $117,000 for the same period in 1996. The increase in compensation and employee benefits was due to cost of living increases along with additional staffing for the new branch acquisition and Mortgage Division. Occupancy and equipment expense increased due to increases in maintenance and data processing expenses. Professional services expenses increased due to additional advertising and legal expenses incurred for the name change of the subsidiary bank. These increases were partially offset by a decrease in deposit insurance premiums for the nine months ended June 30, 1997 due to reduction in the deposit assessment rate from 23 basis points to 6.45 basis points.

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

              None

ITEM 5.     Other Information

              Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K

              Exhibits

              27    Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
                                  (REGISTRANT)

Date: August 5, 1997                By:/s/DWIGHT V. NEESE, CEO
                                       -----------------------
                                          Dwight V. Neese, CEO

Date: August 5, 1997                By:/s/RICHARD H. FLAKE, CFO
                                       ------------------------
                                          Richard H. Flake, CFO