Form 10KSB40
period 1997-09-30
UNION FINANCIAL BANCSHARES INC
filed 1997-12-24
CIK 926164

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1997

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                       Commission File Number 1-5735

                       Union Financial Bancshares, Inc.
                ----------------------------------------------
                (Name of small business issuer in its charter)

                Delaware                                       57-1001177
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                           Identification No.)

203 West Main Street, Union, South Carolina                      29379
---------------------------------------------              -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (864) 427-7692
                                                           -------------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                           -------------------

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.    X
                                                    -----

      The registrant's gross revenues for the fiscal year ended September 30, 1997 were approximately $12,046,000.

      As of December 1, 1997, there were issued and outstanding 827,700 shares of the registrant's Common Stock. The aggregate market value of the voting stock, including that held by insiders, computed by reference to the average bid and asked price on December 1, 1997, was approximately $19,087000 (827,700 shares at $23.06 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended September 30, 1997 (Parts I and II).
2. Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders (Part III).

                                    PART I

Item 1. Business
----------------
General

      Union Financial Bancshares, Inc. ("Union Financial") was incorporated in the State of Delaware in April 1994 for the purpose of becoming a savings and loan holding company for Provident Community Bank (formerly known as "Union Federal Savings Bank" (the "Bank"). On August 24, 1994, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 9, 1994, on which date the Bank became the wholly-owned subsidiary of Union Financial, and the shareholders of the Bank became shareholders of Union Financial. Prior to completion of the reorganization, Union Financial had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Union Federal, Union Financial has engaged in no significant activity other than holding the stock of the Bank and certain passive investment activities. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. Union Financial and the Bank are collectively referred to as "the Corporation" herein.

      The Bank is a federally-chartered, capital stock savings bank headquartered in Union, South Carolina. The Bank, which was originally chartered in 1934 as a mutual savings and loan association, converted from mutual to stock form in 1987. The Bank was known as Union Federal Savings and Loan Association until 1992, when it converted its charter to a federal savings bank charter and changed its name to Union Federal Savings Bank. In 1997, the Bank changed its name to Provident Community Bank. The Bank conducts its operations through its main office, which is located at 203 West Main Street, Union, South Carolina, and three full service branch offices located in Union, Jonesville, and Laurens, South Carolina. The Jonesville branch was approved by the OTS in March 1994 and opened with a temporary office in July 1994. The branch site is currently under review for future expansion. The Bank acquired its Laurens branch in 1997 in a purchase and assumption agreement with First Union National Bank of South Carolina. For additional information, see "Properties." The Bank is a member of the Federal Home Loan Bank ("FHLB") and its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

      The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on residential properties located in Union County, South Carolina. The Bank also makes commercial real estate, construction and consumer loans and invests in obligations of the federal government and its agencies and of state and local municipalities.
The Bank purchases both fixed and adjustable rate mortgage-backed securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). The Bank has purchased fixed and variable rate mortgages originated by other organizations. Historically, the Bank's primary lending focus has been on the origination of long-term, fixed-rate mortgage loans for its portfolio. Beginning in fiscal year 1989, the Bank began originating adjustable-rate mortgage loans ("ARMs") and in 1992 began selling its fixed-rate loans in the secondary market. See "Lending Activities." The principal sources of funds for the Bank's lending activities include deposits received from the general public, interest and principal repayments on loans and, to a lesser extent, borrowings from the FHLB-Atlanta. The Bank's primary source of income is interest earned on loans and investments. The Bank's principal expense is interest paid on deposit accounts and borrowings and expenses incurred in operating the Bank.

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


                                                     Year Ended September 30,
                           ------------------------------------------------------------------------------
                                       1997                     1996                      1995
                           -------------------------  -------------------------  ------------------------
                                             Average                    Average                   Average
                           Average           Yield/   Average            Yield/  Average           Yield/
                           Balance  Interest  Cost    Balance  Interest   Cost   Balance  Interest  Cost
                           -------  --------  ----    -------  --------   ----   -------  --------  ----
                                                          (Dollars in Thousands)

Interest-earning assets:
 Loans receivable, net(1). $120,542  $9,747   8.08%   $73,026   $6,436    8.81%  $ 75,959  $6,702   8.82%
 Mortgage-backed securities   8,079     546   6.76     16,867    1,105    6.55     20,166   1,147   5.69
Investment securities:
 Taxable. . . . . . . . . .  19,691   1,462   7.42     18,891    1,249    6.61     20,258   1,186   5.89
 Nontaxable . . . . . . . .     952      37   3.92      2,665      122    4.58      4,050     159   3.93
                           --------  ------          --------   ------           --------  ------
Total investment
 securities . . . . . . . .  20,643   1,499   7.26     21,556    1,371    6.36     24,308   1,345   5.53
                           --------  ------          --------   ------           --------  ------
 Overnight deposits . . . .   2,076      63   3.03      2,747       92    3.35      2,024      71   3.51
                           --------  ------          --------   ------           --------  ------
   Total interest-earning
     assets                 151,340  11,855   7.83    114,196    9,004    7.88    122,457   9,265   7.57

Non-interest-earning assets   5,072                     3,821                       4,054
                           --------                  --------                    --------
   Total assets. . . . . . $156,412                  $118,017                    $126,511
                           ========                  ========                    ========

Interest-bearing liabilities:
 Savings accounts . . . . .  11,611     274   2.36    $11,641      302    2.59   $ 13,740     422   3.07
 Negotiable order of
  withdrawal ("NOW")
  accounts. . . . . . . . .  20,493     353   1.72     12,581      264    2.10     12,366     303   2.45
 Certificate accounts . . .  75,008   4,038   5.38     70,069    3,913    5.58     67,215   3,370   5.01
 FHLB advances and other
  borrowings. . . . . . . .  35,237   1,982   5.62      9,499      571    6.01     19,693   1,165   5.92
                           --------  ------          --------   ------           --------  ------
   Total interest-bearing
     liabilities            142,349   6,647   4.67    103,790    5,050    4.87    113,014   5,260   4.61
                                     ------                     ------                     ------
Non-interest-bearing
 liabilities. . . . . . . .   1,180                     1,936                       2,266
                           --------                  --------                    --------
   Total liabilities. . . . 143,529                   105,726                     115,280
                           --------                  --------                    --------

Shareholders' equity. . . .  12,883                    12,291                      11,231
                           --------                  --------                    --------
   Total liabilities and
     shareholders' equity . 156,412                  $118,017                    $126,511
                           ========                  ========                    ========

Net interest income . . . .          $5,208                     $3,954                     $4,005
                                     ======                     ======                     ======
Interest rate spread(2) . .                  3.16%                       3.01%                     2.96%
Net interest margin (3) . .            3.44%                      3.46%                       3.27%
Ratio of average interest-
  earning assets to
  average interest-bearing
  liabilities . . . . . . .    1.06x                     1.10x                       1.08x

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

                                                 3

Lending Activities

     General.   The principal lending activity of the Corporation has
historically been the origination of conventional single family residential mortgage loans. The Corporation's net loan portfolio totaled approximately $129.9 million at September 30, 1997, representing approximately 76.0% of total assets. At September 30, 1997, approximately $41.7 million, or 32.1% of the Corporation's total loan portfolio, consisted of long-term, fixed-rate mortgage loans. As of September 30, 1997, ARMs represented approximately $64.5 million, or 49.6% of the total loan portfolio. See "Real Estate Loans."

      Set forth below is selected data relating to the composition of the Corporation's loan portfolio on the dates indicated (dollars in thousands):

                                          At September 30,
                        -----------------------------------------------------
                              1997              1996                1995
                        ---------------   ----------------   ---------------
                        Amount  Percent   Amount   Percent   Amount  Percent
                        ------  -------   ------   -------   ------  -------

First mortgage loans:
  Conventional . . . . $105,242  80.98%   $70,959   82.51%   $57,871  78.82%
  Construction loans .   13,508  10.39      4,627    5.38      5,683   7.74
  Participation loans
   purchased . . . . .    1,000   2.77      1,133    1.32        571   0.78
    Total mortgage     -------- ------    -------  ------   -------- ------
     loans . . . . . .  119,752  92.14     76,719   89.21     64,125  87.34
                       -------- ------    -------  ------   -------- ------
Second mortgage loans.    4,478   3.45      1,484    1.73        670   0.91
Consumer and installment
  loans. . . . . . . .   12,990  10.00      9,871   11.48     10,460  14.24
Savings account loans       183    .14        414    0.48        650   0.88
                       -------- ------    -------  ------   -------- ------
    Total loans. . . .  137,403 105.73     88,488  102.90     75,905 103.37
Less:                  -------- ------    -------  ------   -------- ------
  Undisbursed loans
   in process. . . . .   (6,598) (5.08)    (1,644)  (1.91)    (1,421) (1.94)
  Allowance for loan
   losses. . . . . . .     (928)  (.71)      (799)  (0.93)      (878) (1.19)
  Deferred loan fees .       80    .06        (48)  (0.06)      (175) (0.24)
    Net loans          -------- ------    -------  ------   -------- ------
    receivable . . . . $129,957 100.00%   $85,997  100.00%  $ 73,431 100.00%
                       ======== ======    =======  ======   ======== ======

     The following table sets forth, at September 30, 1997, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

                                 Due      Due      Due
                                 After    After    After
                        Due      1 Year   3 Years  5 Years
                        Within   Through  Through  Through   Due After
                        One Year 3 Years  5 Years  10 Years  10 Years  Total
                        -------- -------  -------  --------  --------  -----
First mortgage loans:
  Conventional loans . . $9,951  $11,530  $11,594  $19,462   $52,705 $105,242
  Construction loans (a) 13,508                                        13,508
  Participation loans
  purchased. . . . . . .                                       1,002    1,002
Second mortgage loans. .                                       4,478    4,478
Consumer and installment
 loans . . . . . . . . .  4,633    2,256    1,142    1,515     3,444   12,990
Savings account loans. .    183                                           183
                        -------  -------  -------  -------  -------  --------
  Total. . . . . . . . .$28,275  $13,786  $12,736  $20,977  $61,629  $137,403
                        =======  =======  =======  =======  =======  ========
-----------------
(a) These construction loans include construction/permanent loans.

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

     The following table sets forth the dollar amount of loans due after September 30, 1998 which have fixed rates of interest and which have adjustable rates of interest (in thousands).


                              Fixed Rate   Adjustable Rate         Total
                              ----------   ---------------         -----

Real estate mortgage loans    $31,758           $64,535           $96,293
Consumer and other loans .      8,357             4,478            12,835
                              -------           -------          --------
    Total. . . . . . . . .    $40,115           $69,013          $109,128
                              =======           =======          ========

     Real Estate Loans. The primary lending activity of the Corporation has been the origination of conventional mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. The Corporation's residential real estate loan portfolio also includes loans on multi-family dwellings (more than five units). At September 30, 1997, approximately 87.6% of the Corporation's total loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal).

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

     The Corporation offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Corporation's marketplace, only a small percentage of "local" loans are adjustable-rate loans. The majority of adjustable-rate loans in the portfolio are originated outside of Union County by third party originators. The Corporation has established a network of third party loan brokers who originate loans for the Corporation, as well as other originators, throughout the state of South Carolina. These loans are originated and underwritten using the same terms and conditions as loans originated by the Corporation. The Corporation offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At September 30, 1997, the Corporation had approximately $64.5 million of ARMs, or 49.7% of the Corporation's total outstanding loan portfolio.

     At September 30, 1997, 32.1% of the Corporation's loan portfolio consisted of long-term, fixed-rate real estate loans. Because of this high concentration of fixed-rate loans, the Corporation is more vulnerable to a reduction in net interest income during periods of increasing market interest rates. Net interest income depends to a large extent on how successful the Corporation is in "matching" interest-earning assets and interest-bearing
liabilities.   The Corporation has taken steps to reduce its exposure to
rising interest rates. For a discussion of these steps, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

     Beginning in fiscal year 1992, the Corporation began selling a portion of current year loan production to the FHLMC. The Corporation sells fixed-rate loans with maturities ranging from ten to 30 years. This activity is one method used by the Corporation to reduce its interest rate risk exposure. The loans are sold without recourse and the Corporation retains 25 basis points for servicing these loans. During the year ended September 30, 1997, the Corporation sold approximately $46.7 of its fixed-rate mortgage loans.

     The Corporation purchases participation interests from other financial institutions on a selected basis. These purchased interests are adjustable-rate loans and are collaterized by either residential or commercial real estate. At September 30, 1997, these interests totaled approximately $1 million. The Corporation has purchased commercial loans and participation interests from the Service Corporation of South Carolina but discontinued the practice due to the losses experienced on these loans. The Corporation has experienced no significant losses on the remaining Service Corporation loans in the past year. The outstanding balance at September 30, 1997 of loans purchased from the Service Corporation of South Carolina was approximately $99,000.

     Commercial real estate loans constituted approximately $3.8 million, or 2.9% of Union Financial's loan portfolio at September 30, 1997. Commercial real estate loans consist of permanent loans secured by multi-family properties, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans have been originated and purchased for inclusion in the Corporation's portfolio. These loans generally have 20 to 30 year amortization schedules and are callable or have balloon payments of five to ten years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

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

     Construction Loans. The Corporation engages in construction lending that is primarily secured by single family residential real estate and, to a much lesser extent, commercial real estate. These loans are made for a maximum 12-month construction period and require monthly interest payments. In some cases these loans automatically convert to a permanent loan requiring monthly principal and interest payments. The Corporation also grants construction loans to individuals with a takeout for permanent financing from another financial institution, and to approved builders on both presold and unsold properties.

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

     At September 30, 1997, the Corporation had approximately $13.5 million outstanding in construction loans, including approximately $6.6 million in undisbursed proceeds. Of the $13.5 million in construction loans at September 30, 1997, approximately $2.5 million were "speculative," meaning that, at the time the loan was made, there was no sales contract or permanent loan in place for the finished home. Substantially all of these loans were secured by one- to four-family residences. Although these loans afford the Corporation the opportunity to achieve higher interest rates and fees with shorter terms to maturity than do single-family permanent mortgage loans, construction loans are generally considered to involve a higher degree of risk than single-family permanent mortgage lending due to (I) the concentration of principal among relatively few borrowers and development projects, (ii) the increased difficulty at the time the loan is made of estimating the building costs and selling price of the residence to be built, (iii) the increased difficulty and costs of monitoring the loan, (iv) the higher degree of sensitivity to increases in market rates of interest and (v) the increased difficulty of working out loan problems. Speculative construction loans have the added risk associated with identifying an end-purchaser for the finished home.

     Consumer Loans. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Corporation's consumer loan portfolio consists primarily of automobile loans on new and used vehicles, mobile home loans, boat loans, home equity loans, property improvement loans, loans secured by savings accounts and unsecured loans. As of September 30, 1997, consumer loans amounted to $12.9 million, or 10% of the Corporation's total loan portfolio. The Corporation makes consumer loans to serve the needs of its customers and as a way to improve the interest-rate sensitivity of the Corporation's loan portfolio. Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than residential mortgage loans; however, nationally, consumer loans have historically tended to have a higher rate of default than residential mortgage loans.

     In October 1992, the Corporation started aggressively buying automobile dealer loans (loans originated by the selling automobile dealer) to augment the Corporation's own origination of consumer loans. The Corporation continued this practice until April 1994 when its loss experience led it to significantly reduce the origination of this product and tighten underwriting guidelines. The Corporation purchased approximately $5.6 million of these loans over this time period. As of September 30, 1997 approximately $421,000 remained.

     Loan Solicitation and Processing. Loan originations come from both walk-in customers and loan brokers. The loan origination process for walk-in customers includes an initial interview with an officer of the Corporation for the purpose of obtaining a formal application. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by pre-approved, independent fee appraisers. As soon as the required information has been obtained and the appraisal completed, the loan is submitted to the authorized officer, loan committees or full Board of Directors for review. The Corporation utilizes various officers and loan committees for the approval of real estate loans. The President/Chief Executive Officer has the authority to approve loan requests up to and including $300,000 in secured credit and up to and including $100,000 in unsecured credit. The Board of Directors has appointed an Executive Loan Committee comprised of five senior executive Bank officers consisting of the President/Chief Executive Officer, the Executive Vice President/Chief Financial Officer, the Vice President/Chief Operating Officer, the Vice President/Credit Administration Manager, and Vice President/Mortgage Lending Sales Manager. This Committee has the authority to approve all loan requests up to and including $500,000 in secured credit and up to and including $150,000 in unsecured credit. A quorum of two members is required for any action. The Board of Directors has also appointed a Board Loan Committee comprised of two members elected annually from the Board of Directors and four senior executive officers of the Bank. A quorum of three members, including at least one Board member, is required for any action.
This Committee has the authority to approve all secured and unsecured loan requests up to the Bank's legal lending limit with the exception of a single loan request exceeding $1,000,000 in secured credit and exceeding $300,000 in unsecured credit. Single loan requests exceeding $1,000,000 in secured credit and $300,000 in unsecured credit require approval of the entire Board of Directors.

     Loan applicants are promptly notified of the decision of the Corporation by telephone, setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, and a brief description of the real estate to be mortgaged to the Corporation. The Corporation also issues a commitment letter to the potential borrower which typically remains in effect for 30 days. The Corporation's experience is that very few commitments go unfunded. See "Loan Commitments." The borrower is required to pay all costs of the Corporation, as well as his/her own costs, incurred in connection with the particular loan closing. The Corporation originated approximately $15.1 million in mortgage loans from walk-in customers during fiscal year 1997.

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

During the second quarter of the fiscal year 1997 the Corporation established Provident Mortgage Corporation as a division of Provident Community Bank. The primary purpose of the mortgage division is to purchase residential mortgage loans that will be packaged as securities and sold in the secondary market. The mortgage division purchases the loans from mortgage brokers primarily located in South Carolina. The loan types purchased are primarily fixed rate residential along with some adjustable rate residential. In addition, construction/permanent loans will also be purchased. The mortgage division had total purchases through the broker network of $85.9 million with loan sales of $46.7 million. The mortgage division will limit the Bank's interest rate risk exposure by purchasing forward commitments whereby approximately 50% to 75% of projected closings will be presold. The mortgage division retains the servicing of the loans in order to generate additional fee income for the Bank. At September 30, 1997 the Bank was servicing $64.7 million of loans for others.

     The Corporation purchases participation interests in loans originated by other institutions. These participation interests are on both residential and commercial properties and carry either a fixed or adjustable interest rate.

     The following table sets forth the Corporation's loan origination and sale activity for the periods indicated, (in thousands):

                                Year Ended September 30,
                               --------------------------
                                1997     1996      1995
                                ----     ----      ----
Loans originated:
  First mortgage loans:
   Loans on existing property  $83,419  $25,853   $ 8,462
   Construction loans .         17,649    2,516    11,770
                              --------  -------   -------
      Total mortgage loans
       originated  (1) .       101,068   28,369    20,232
  Consumer and other loans      15,984    8,139     6,302
                              --------  -------   -------
      Total loans originated  $117,052  $36,508   $26,534
                              ========  =======   =======
Loans purchased. . . . .            --  $   570   $    --
Loans sold . . . . . . .       $46,763  $   810   $ 3,259

(1) Includes mortgage division loans purchased.

     Loan Commitments. The Corporation's commitments to make conventional mortgage loans on existing residential dwellings are normally made for periods of up to 30 days from the date of loan approval. Union Financial's total loan commitments outstanding as of September 30, 1997 were approximately $1,290,000. See "Financial Condition, Liquidity and Capital Resources" in the Annual Report.

     Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Corporation charges origination fees or "points" for originating loans. Loan origination fees are usually a percentage of the principal amount of the mortgage loan, typically between .5% and 2%, depending on the terms and conditions. The Corporation does not receive origination fees on broker loans, but does receive a $150 review fee. The Corporation also offers loan products that require no origination fees to walk-in customers. Other fees collected include late charges applied to delinquent payments and fees collected in connection with loan modifications. The Corporation charges a 5% late charge fee on payments delinquent 15 days or more on new loan originations, loan modifications, loan assumptions and loans currently in the Corporation's portfolio where applicable. The 5% late charge is calculated on the delinquent monthly principal and interest payment amount. Late charges and modification fees do not constitute a material source of income. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. As of September 30, 1997, the Corporation had net deferred loan fees of approximately $80,000.

                                     9
PAGE

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

     The following table sets forth information with respect to the Corporation's non-performing assets for the periods indicated (dollars in thousands). It is the policy of the Corporation to cease accruing interest on loans 90 days or more past due. At the dates indicated, there were no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 and no impaired loans as defined by SFAS No. 114 and SFAS No. 118. Also, at the dates indicated, there were no loans which are not disclosed in the following table about which there was known information of possible credit problems of the borrowers' ability to comply with the present repayment terms:
                                          At September 30,
                                       ----------------------
                                       1997     1996     1995
                                       ----     ----     ----
Loans accounted for
  on a nonaccrual basis:
   Real estate:
     Residential . . . . .             $751  $1,049     $ 249
     Commercial. . . . . .               --      74        88
     Construction. . . . .               --      --        --
   Consumer. . . . . . . .               27      --        --
                                       ----  ------     -----
       Total . . . . . . .             $778   1,123       337
                                       ----  ------     -----
Accruing loans which are
 contractually past due
 90 days or more . . . . .               --      --        --
Real estate owned, net . .                1      19        30
                                       ----  ------     -----

Total non-performing assets            $779  $1,142     $ 367
                                       ====  ======     =====
Percentage of loans
   receivable net. . . . .              .60%   1.33%     0.46%
                                        ===    ====      ====

      Interest income that would have been recorded for the year ended September 30, 1997 had non-accruing loans been current in accordance with their original terms amounted to approximately $36,000. The amount of interest included in interest income on such loans for the year ended September 30, 1997 amounted to approximately $0.

      Allowance for Loan Losses. In originating loans, the Corporation recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To cover losses inherent in the portfolio of performing loans, the Corporation maintains an allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on a number of factors, including management's evaluation of the collectible of the loan portfolio, the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectible may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

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

      The following table sets forth an analysis of the Corporation's allowance for loan losses for the periods indicated (dollars in thousands):

                                            At September 30,
                                        ------------------------
                                        1997      1996      1995
                                        ----      ----      ----

Balance at beginning of period:         $799      $878      $754
Loans charged-off:                      ----      ----      ----
  Real estate:
    Residential. . . . . . . .            --        (6)       (7)
    Commercial . . . . . . . .            --        --        --
  Consumer . . . . . . . . . .          (165)      (88)     (122)
                                        ----      ----      ----
      Total charge-offs. . . .          (165)      (94)     (129)
Recoveries:                             ----      ----      ----
  Real estate:
    Residential. . . . . . . .            --        --       138
    Commercial . . . . . . . .            --        --        --
  Consumer . . . . . . . . . .            51        15        10
                                        ----      ----      ----

      Total recoveries . . . .            51        15       148
                                        ----      ----      ----
Net (charge-offs) recoveries .          (114)      (79)       19
                                        ----      ----      ----
Provision for loan losses(1) .           243        --       105
                                        ----      ----      ----
Balance at end of period . . .          $928      $799      $878
Ratio of net charge-offs to average     ====      ====      ====
  gross loans outstanding during
  the period . . . . . . . . .           .09%      .11%    (.03)%
                                         ===       ===     =====
------------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

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

                                          At September 30,
                       -------------------------------------------------------
                            1997              1996                1995
                       ----------------  -----------------   -----------------
                               % of               % of               % of
                               Loans in           Loans in           Loans in
                               Each               Each               Each
                               Category           Category           Category
                               to Total           to Total           to Total
                       Amount  Loans      Amount  Loans      Amount  Loans
                       ------  -----      ------  -----      ------  -----
Real estate:
 Residential . . . .    $400    83.49%    $400     82.81%     $405    79.72%
 Commercial. . . . .     162     4.88      125      3.50       125     4.15
 Consumer. . . . . .     266    11.63      174     13.69       248    16.13
Unallocated. . . . .     100      N/A      100       N/A       100      N/A
Total allowance for     ----   ------     ----    ------      ----   ------
 loan losses . . . .    $928   100.00%    $799    100.00%     $878   100.00%
                        ====   ======     ====    ======      ====   ======

     The Corporation maintains an allowance for losses on real estate acquired in settlement of loans when needed. At September 30, 1997, Union Financial had an allowance for losses on real estate acquired in settlement of loans of approximately $0. These values reflect current market conditions and sales experience. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

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

     As of September 30, 1997, the Corporation had approximately $1,243,000 of loans classified as substandard assets, which included real estate loans totaling $1,174,000 and consumer loans totaling $56,000. The Corporation had loans totaling approximately $28,000 classified as doubtful and approximately $1,234,000 designated as special mention at September 30, 1997, which included real estate loans totaling $1,184,000 and consumer loans totaling $50,000.
The Corporation carefully monitors its delinquent loans and real estate owned account as to changes in collectible and other characteristics of asset and borrower quality.

Investment Activities

     The Corporation is required under OTS regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and is also permitted to make certain other investments. The Corporation's liquidity requirement at September 30, 1997 was $6.5 million. At that date the Corporation held approximately $8.7 million in liquid funds, well in excess of regulatory requirements. Such funds consisted of United States Treasury and Agency obligations, certificates of deposits, overnight deposits, mortgage-backed securities and municipal bonds.

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

     The following table sets forth the Corporation's investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

                                 Year Ended September 30,
                  -----------------------------------------------------------
                          1997              1996                 1995
                  ------------------- ------------------- -------------------
                  Carrying Percent of Carrying Percent of Carrying Percent of
                  Value    Portfolio  Value    Portfolio  Value    Portfolio
                  -----    ---------  -----    ---------  -----    --------
Available for
 Sale:
 Investment
  securities:
  U.S. Agency
   obligations.  $10,341    65.22%   $12,221    55.12%   $ 7,754    28.51%
  U.S. Treasury
   obligations.       --       --         --       --      3,586    13.18
   Total debt    -------   ------     -------  ------    -------   ------
    securities.   10,341    65.22      12,221   55.12     11,340    41.69
  Municipal      -------   ------     -------  ------    -------   ------
   securities .      447     2.82       1,444    6.51         --       --
  Mutual funds.       --       --          --      --      1,920     7.07
  FHLMC stock .       --       --          --      --         77     0.28
 Total investment-------   ------     -------  ------    -------   ------
  securities. .   10,788    68.04      13,665   61.63     13,337    49.04
 Mortgage-backed -------   ------     -------  ------    -------   ------
  securities. .    5,067    31.96       8,509   38.37     13,861    50.96
 Total available -------   ------     -------  ------    -------   ------
  for sale. . .  $15,855   100.00%    $22,174  100.00%   $27,198   100.00%
                 =======   ======     =======  ======    =======   ======
Held to Maturity:
 Investment
  securities:
  U.S. Agency
   obligations.  $5,995     76.75%     $5,473   47.09%    $4,047    31.91%
  U.S. Treasury
   obligations.      --        --          --      --         --       --
  Municipal
   securities .      --        --          --      --      3,880    30.60
 Total investment------    ------     -------  ------    -------   ------
  securities. .   5,995     76.75       5,473   47.09      7,927    62.51
 Mortgage-backed ------    ------     -------  ------    -------   ------
  securities. .   1,816     23.25       6,149   52.91      4,755    37.49
 Total held to   ------    ------     -------  ------    -------   ------
  maturity. . .  $7,811    100.00%    $11,622  100.00%   $12,682   100.00%
                 =======   ======     =======  ======    =======   ======

     Management purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from FHLMC, FNMA and GNMA with maturities from five to 40 years. The Corporation also purchases adjustable-rate Small Business Administration ("SBA") securities that are backed by the full faith and credit of the U.S. government.

     The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations ("CMOs") and structured notes. CMOs that are purchased must qualify as investment grade and be considered non-high risk for inclusion in the investment portfolio. CMOs that do not meet this criteria are not purchased. If a CMO should fail either of these tests subsequent to its purchase and the results appear irreversible, the CMO is disposed of in the most prudent and timely manner possible. The amortized cost of the CMOs on the books at September 30, 1997 was approximately $896,000 with a fair value of $885,000. The Corporation does not purchase CMOs for speculative or hedging purposes.

     The Corporation has purchased structured notes for investment purposes. These include step-up bonds, single-index floaters and dual-index floaters. While these types of investments possess minimal credit risk due to the Federal guarantee backing the issuing U.S. government agencies, they do possess liquidity risk and interest rate risk. While all financial instruments are subject to interest rate risk and liquidity risk, structured notes are more sensitive because of the regulatory concerns and differing note structures (call provision, rate adjustments, etc.). The Corporation had approximately $2.6 million in structured notes as of September 30, 1997 with a fair value of approximately $2.5 million as of that date. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.


     The following table sets forth at amortized cost the maturities and weighted average yields of the
Corporation's investment and mortgage-backed securities portfolio at September 30, 1997 (dollars in thousands):

                                           Amount Due or Repricing within:
                       ------------------------------------------------------------------
                           One Year      Over One to      Over Five to        Over
                           or Less        Five years       Ten Years        Ten Years        Total
                       --------------- ---------------- ---------------- ---------------- ----------------
                       Carry- Weighted Carry-  Weighted Carry-  Weighted Carry-  Weighted Carry-  Weighted
                        ing   Average   ing    Average  rying   Average   ing    Average   ing    Average
                       Value  Yield    Value   Yield    Value   Yield    Value   Yield    Value   Yield
                       -----  -----    -----   -----    -----   -----    -----   -----    -----   -----
Available for Sale:

Investment Securities:
 U.S. Agency
  Obligations. . . . . $ --     --%   $1,192   4.21%    $1,207  5.36%    $7,942   7.45%  $10,341   6.82%
 Municipal
  Securities(a). . . .   --     --       349   5.43         30  6.93         68   8.31       447   5.82
                       ----   ----    ------   ----     ------  ----     ------   ----   -------   ----
Total Investment
  Securities . . . . .   --     --     1,541   4.48      1,237  5.42      8,010   7.45    10,788   6.78

Mortgage-backed
  Securities . . . . .   --     --     1,470   7.01      2,483  6.32      1,114   6.10     5,067   6.47
                       ----   ----    ------   ----     ------  ----     ------   ----   -------   ----
Total Available for
  Sale . . . . . . . .   --     --     3,011   5.71      3,720  6.02      9,124   7.29    15,855   6.68

Held to Maturity:

Investment Securities
 U.S. Agency
  Obligations. . . . .   --     --        --     --         --   --       5,995   7.69     5,995   7.69

Mortgage-backed
  Securities . . . . .   --     --        --     --         --   --       1,816   7.88     1,816   7.88
                       ----   ----    ------   ----     ------  ----     ------   ----   -------   ----

Total Held to
  Maturity . . . . . . $ --     --%      $--     --%       $--   --%     $7,811   7.73%   $7,811   7.73%

-----------------------
(a) Yields are presented on a fully taxable equivalent basis.

                                                 16

     At September 30, 1997, approximately $2.6 million of debt securities and $2.1 million of mortgage-backed securities were adjustable-rate securities.

     At September 30, 1997, the Corporation held obligations of Union County, South Carolina, in the amount of approximately $99,000 with a fair value of approximately $98,000 as of the same date.

Deposits and Borrowings

     Deposits are the major source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal repayments tend to slow when interest rates increase. Deposit inflows and outflows may be significantly influenced by general market interest rates and money market conditions. During fiscal year 1997, the Corporation purchased a First Union branch that resulted in a net deposit increase of $17.2 million In addition, the Corporation experienced a net increases in deposits of approximately $4.1 million. The Corporation borrowed funds to support the growth experienced in fiscal 1997.

     Deposits. Local deposits are, and traditionally have been, the primary source of the Corporation's funds for use in lending and for other general business purposes. The Corporation offers a number of deposit accounts including NOW accounts, money market savings accounts, passbook and statement savings accounts, individual retirement accounts ("IRAs") and certificate of deposit accounts. Deposit accounts vary as to terms regarding withdrawal provisions, deposit provisions and interest rates.

     The Corporation adjusts the interest rates offered on its deposit accounts as necessary so as to remain competitive with other financial institutions in Union and Laurens County.

     Savings deposits in the Corporation at September 30, 1997 were represented by the various types of savings programs described below:

                               Weighted
                               Average    Minimum                 Percentage
                               Interest   Balance                 of Total
     Deposits                  Rate       Required     Balances   Balances
     --------                  ----       --------     --------   --------
                                                         (in thousands)
NOW accounts:
  Commercial non-interest-
   bearing . . . . . . . .     0.00%    $     --        $6,512     5.52%
  Noncommercial. . . . . .     1.33        2,500         9,982     8.47%
Money market
  checking accounts. . . .     3.89        1,000         6,913     5.86
Regular savings accounts .     2.43           50        11,652     9.88
   Total demand and
     savings deposits. . .     1.95                     35,059    29.73%
 Certificates of deposit:      ----                     ------    -----
  91-day . . . . . . . . .     4.32          500         1,216     1.03%
  6 months . . . . . . . .     5.13          500        29,446    24.97
  9-12 months. . . . . . .     5.46          500        12,212    10.35
  15-19 months . . . . . .     5.72          500        16,540    14.03
  20-30 months . . . . . .     5.81          500         4,493     3.81
  36-40 months . . . . . .     5.60          500         1,915     1.62

                      (table continued on following page)

                               Weighted
                               Average    Minimum                 Percentage
                               Interest   Balance                 of Total
     Deposits                  Rate       Required     Balances   Balances
     --------                  ----       --------     --------   --------
                                                         (in thousands)


  48 months. . . . . . . .     5.72%        $500           691      .59
  60 months. . . . . . . .     5.76          500         3,790     3.30
IRAs . . . . . . . . . . .     5.57          100        12,462    10.57
   Total certificates
     of deposits . . . . .     5.39                     82,765    70.27%

Total deposits . . . . . .     4.39                   $117,914   100.00%

     Time Deposits by Rates and Maturity. The following table sets forth the time deposits of the Corporation classified by rates as of the dates indicated (in thousands):

                                        At September 30,
                                   ---------------------------
                                    1997      1996      1995
                                    ----      ----      ----
Up to 4% . . . . . . . . . . . .   $    22  $   125    $   288
4.01% to 6.0%. . . . . . . . . .    77,401   61,794     66,662
6.01% to 8.0%. . . . . . . . . .     5,342    7,139      3,107
8.01% to 10.00%  . . . . . . . .        --       --         63
Total savings certificates         $82,765  $69,058    $70,120
                                   =======  =======    =======

The following table sets forth the maturities of time deposits at September 30, 1997 (in thousands):

                                     Amount
                                     ------

     Within three months . . . . . $20,144
     After three months but
      within six months. . . . . .  22,528
     After six months but
      within one year. . . . . . .  18,112
     After one year but within
      three years. . . . . . . . .  18,249
     After three years but
      within five years. . . . . .   3,732
     After five years but
      within ten years . . . . . .      --
                                   -------
            Total. . . . . . . . . $82,765
                                   =======

      Certificates of deposit with maturities of less than one year increased from $54.3 million at September 30, 1996 to $60.8 million at September 30, 1997. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. In addition, management of the Bank believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

      The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 1997 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

      Maturity Period            Amount
      ---------------            ------
Three months or less. . . . .    $3,222
Over three through six months     3,603
Over six through 12 months        2,897
Over 12 months. . . . . . . .     3,516
   Total jumbo certificates     -------
     of deposit . . . . . . .   $13,238
                                =======

     See Note 5 of Notes Consolidated Financial Statements for additional information about deposit accounts.

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

     The following tables sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

                                         At September 30,
                                      ---------------------
                                      1997    1996     1995
                                      ----    ----     ----

Balance outstanding at end of period:
   FHLB advances and other
    borrowings. . . . . . . . . . . $37,979  $20,488 $13,080

Weighted average rate paid on:
   FHLB advances and other
    borrowings. . . . . . . . . . .    6.00%    6.30%   6.07%


                                        At September 30,
                                      ---------------------
                                      1997    1996     1995
                                      ----    ----     ----

Maximum amount of borrowings
 outstanding at any month end:
   FHLB advances and other
    borrowings. . . . . . . . . . . $37,979  $20,488  $24,200

Approximate average short-term
 borrowings outstanding with
 respect to:
   FHLB advances and other
    borrowings. . . . . . . . . . .  35,237    9,499   19,693

Approximate weighted average rate
 paid on:
   FHLB advances and other
    borrowings. . . . . . . . . . .    5.62%    6.01%    5.92%

At September 30, 1997, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $9.5 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option. At September 30, 1997, the Corporation had unused line of credit with the FHLB of Atlanta totaling $11.6 million.

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

     As of September 30, 1997, a local commercial bank, one branch office of a regional commercial bank and an office of a regional savings and loan association were located in Union County, South Carolina. The Corporation is the largest financial institution based in Union County, South Carolina.

     During the fiscal year 1997, the Corporation expanded to Laurens County with the purchase of a First Union branch. The makeup of the area and the competition is similar to that of Union County.

     The State of South Carolina has a reciprocity law with twelve other states and the District of Columbia that allows for interstate mergers between financial institutions. As of June 30, 1997, federal law permits bank holding companies from any state to acquire banks in South Carolina. These statutes have created, and are expected to continue to create, additional competition from large, out of state, financial institutions.

Subsidiary Activities

     Under OTS regulations, the Bank generally may invest up to 3% of its assets in service corporations, provided that at least one-half of investment in excess of 1% is used primarily for community, inner-city and community development projects. In 1997, the Bank formed Provident Financial Services, Inc. for the purpose of engaging in securities brokerage activities for the benefit of the Bank's customers.

Year 2000 Issues

     Computer programs that use only two digits to identify a year could fail or create erroneous results by or at the Year 2000. The Corporation has implemented a "Year 2000" task force to ensure all computer programs being used by the Corporation will be "Year 2000" compliant. The Corporation uses a national service bureau for its day-to-day operations-Bisys. Bisys has provided the Corporation with written communication that their 100% compliance date will be January, 1999. The Corporation does not expect to incur any material expenses to be in compliance. Any expenses incurred will be expensed in the month of the expenditure.

Employees

     The Corporation had 55 full-time employees as of September 30, 1997. None of the employees are represented by a collective bargaining unit. The Corporation believes that relations with its employees are excellent.

                                  REGULATION

General

      The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and the Securities and Exchange Commission ("SEC").

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

      Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (borrowings) from the FHLB-Atlanta. The Bank is in compliance with this requirement with an investment in FHLB-Atlanta stock of $2.1 million at September 30, 1997. Among other benefits, the FHLB-Atlanta provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta.

      Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

      The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

      Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since

January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

      The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

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

      Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

      Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

      A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

      At September 30, 1997, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

      Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings, and (viii) compensation, fees and benefits. The regulations set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the regulations, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

      Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

      Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended ("Code") or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Federal Home Loan Mortgage Corporation or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1997, the Bank was in compliance with the QTL test.

      Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

      OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Action."

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

      The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

      The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

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

      A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

      The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

      Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1997, the Bank's limit on loans to one borrower was $1.6 million. At September 30, 1997, the Bank's largest aggregate amount of loans to one borrower was $1.2 million.

      Activities of Savings Associations and their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

      Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings
association were a Federal Reserve member bank.   A savings and loan holding
company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (I) limit the extent to which the insured association or its subsidiaries may engage n certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Bank to an affiliate must be secured by collateral in accordance with Section 23A.

      Three additional rules apply to savings associations: (I) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Bank has not been significantly affected by the rules regarding transactions with affiliates.

      The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations generally require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Generally, Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

      Community Reinvestment Act. Under the federal CRA, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others.

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

      Holding Company Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions under the HOLA. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (I) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

      Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

      Tax Bad Debt Reserves. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve.

      The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction has been determined under the experience method using a formula based on actual bad debt experience over a period of years. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996, adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

      Other Federal Tax Matters. Other recent changes in the federal tax system could also affect the business of the Bank. These changes include limitations on the deduction of personal interest paid or accrued by individual taxpayers, limitations on the deductibility of losses attributable to investment in certain passive activities and limitations on the deductibility of contributions to individual retirement accounts. The Bank does not believe these changes will have a material effect on its operations.

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

Item 2.  Description of Property
--------------------------------

      The Corporation owns its main office, located at 203 West Main Street in Union, South Carolina, which was opened in 1977. The Corporation also owns a branch office which opened in April 1989, located at 508 North Duncan By-Pass, Union, South Carolina and a branch office, acquired in 1997, in Laurens, South Carolina. The Corporation purchased property in Jonesville, S.C. and opened a temporary office in July 1994. The net book value of the Corporation's investment
                                     28
PAGE
in premises and equipment totaled approximately $3 million at September 30, 1997. See Note 4 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

      The information contained under the section captioned "Common Stock and Dividend Information" in the Annual Report to Shareholders ("Annual Report") is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

      The financial statements contained in the Annual Report are incorporated herein by reference.


Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

      No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

      For information concerning the Board of Directors of Union Financial, the information contained under the section captioned "Proposal I -- Election of Directors" and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this Form 10-KSB for information regarding compliance with section 16(a) of the Exchange Act.

      Certain executive officers of the Bank also serve as executive officers of Union Financial. The day-to-day management duties of the executive officers of Union Financial and the Bank relate primarily to their duties as to the Bank. The executive officers of Union Financial are as follows:

                                      Position as of
Name                 Age(a)           September 30, 1997
----                 ------           ------------------

Dwight V. Neese       47              President, Chief Executive Officer and
Director
Richard H. Flake      49              Executive Vice President - Chief
Financial Officer
Gerald L. Bolin       35              Vice President - Chief Operating Officer
Wanda J. Wells        41              Vice President - Corporate Secretary

-----------------
(a)   At September 30, 1997.

      Dwight V. Neese was appointed as President and Chief Executive Officer of the Bank effective September 5, 1995. Prior to joining Union Financial, Mr. Neese was Executive Vice President and Chief Operating Officer of Home Federal Savings Bank of South Carolina in Rock Hill. As President and Chief Executive Officer of Provident Community Bank and the Corporation, Mr. Neese is responsible for daily operations of the Bank and implementation of the policies and procedures approved by the Board of Directors.

      Richard H. Flake joined Union Financial in September 1995. Prior to joining Union Financial, Mr. Flake was Senior Vice President and Corporate Accounting Manager for United Financial Corporation in Greenwood, South Carolina.

      Gerald L. Bolin joined Union Financial in September 1995. Prior to joining Union Financial, Mr. Bolin was Vice President and Director of Internal Audit and Compliance with Home Federal Savings Bank of South Carolina in Rock Hill.

      Wanda J. Wells has been employed by Union Financial since 1975 and serves as the Corporation's Corporate Secretary.

Item  10.  Executive Compensation
---------------------------------

      The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

                                    PART IV

Item 13.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          3(a)  Certificate of Incorporation(1)
          3(b)  Bylaws(1)
          3(c)  Certificate of Amendment of Certificate of Incorporation dated
                January 22, 1997
          10(a) Employment Agreement with Dwight V. Neese(2)
          10(b) Union Federal Savings and Loan Association 1987 Stock Option
                Plan(2)
          10(c) Union Financial Bancshares, Inc. 1995 Stock Option Plan(3)
          13    1997 Annual Report to Stockholders
          21    Subsidiaries of the Registrant
          23    Consent of Independent Auditor
          27    Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

---------------
(1) Incorporated herein by reference to Union Financial's Registration Statement on Form S-4 (File No. 33-80808) filed with the Securities and Exchange Commission on June 29, 1994.
(2) Incorporated herein by reference to Union Financial's Form 10-KSB for the year ended September 30, 1996.
(3) Incorporated herein by reference to Exhibit A to Union Financial's Proxy Statement for its 1996 Annual Meeting of Stockholders.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNION FINANCIAL BANCSHARES, INC.



Date:  December 24, 1997            By:  /s/ Dwight V. Neese
                                         -----------------------------------
                                         Dwight V. Neese
                                         President and Chief
                                         Executive Officer - Duly Authorized
                                         Representative

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Dwight V. Neese               By:  /s/ James W. Edwards
      ---------------------------            -------------------------
      Dwight V. Neese                        James W. Edwards
      Principal Executive Officer            Director

Date: December 24, 1997               Date:  December 24, 1997

By:   /s/ Richard H. Flake              By:  /s/ David G. Russell
      ---------------------------            -------------------------
      Richard H. Flake                       David G. Russell
      (Principal Financial and               Director
      Accounting Officer)

Date: December 24, 1997               Date:  December 24, 1997

By:   /s/ Mason G. Alexander            By:  /s/ Louis M. Jordan
      ---------------------------            -------------------------
      Mason G. Alexander                     Louis M. Jordan
      Director                               Director

Date: December 24, 1997               Date:  December 24, 1997

By:   /s/ William M. Graham             By:  /s/ Carl L. Mason
      ---------------------------            -------------------------
      William M. Graham                      Carl L. Mason
      Director                               Director

Date: December 24, 1997               Date:  December 24, 1997

                                EXHIBIT NO. 3(c)

           Certificate of Amendment of Certificate of Incorporation

                    CERTIFICATE OF AMENDMENT
                               OF
                  CERTIFICATE OF INCORPORATION


     Union Financial Bancshares, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the state of Delaware, does hereby certify:

     First: That the board of directors of said corporation, at a meeting duly convened and held, adopted a resolution proposing and declaring advisable the following amendment to the certificate of incorporation of said corporation:

     "NOW, THEREFORE, BE IT RESOLVED, that the Certificate of Incorporation of the corporation be amended by changing Article VII thereof so that, as amended, said Article shall be and read as follows:

                          `ARTICLE VII

                          Capital Stock

     The aggregate number of shares of all classes of capital stock which the Corporation has authority to issue is 3,000,000 of which 2,500,000 are to be shares of common stock, $.01 par value per share, and of which 500,000 are to be shares of serial preferred stock, $.01 par value per share. The shares may be issued by the Corporation from time to time as approved by the board of directors of the Corporation without the approval of stockholders except as otherwise provided in this Article VII or the rules of a national securities exchange, if applicable. The consideration for the issuance of the shares shall be paid to or received by the Corporation in full before their issuance and shall not be less than the par value per share. The consideration for the issuance of the shares shall be cash, services rendered, personal property (tangible or intangible), real property, leases of real property or any combination of the foregoing. In the absence of actual fraud in the transaction, the judgment of the board of directors as to the value of such consideration shall be conclusive. Upon payment of such consideration such shares shall be deemed to be fully paid and nonassessable. In the case of a stock dividend, the part of the surplus of the Corporation which is transferred to stated capital upon the issuance of shares as a stock dividend shall be deemed to be the consideration for their issuance.

     A description of the different classes and series (if any) of the Corporation's capital stock, and a statement of the relative powers, designations, preferences and rights of the shares of each class and series (if any) of capital stock, and the qualifications, limitations or restrictions thereof, are as follows:

     A. Common Stock. Except as provided in this Certificate, the holders of the common stock shall exclusively possess all voting power. Each holder of shares of common stock shall be entitled to one vote for each share held by such holders.

        Whenever there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class of stock having preference over the common stock as to the payment of dividends, the full amount of dividends and sinking fund or retirement fund or other retirement payments, if any, to which such holders are respectively entitled in preference to the common stock, then dividends may be paid on the common stock, and on any class or series of stock entitled to participate therewith as to dividends, out of any assets legally available for the payment of dividends, but only when as declared by the board of directors of the Corporation.

        In the event of any liquidation, dissolution or winding up of the Corporation, after there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class having preference over the common stock in any such event, the full preferential amounts to which they are respectively entitled, the holders of the common stock and of any class or series of stock entitled to participate therewith, in whole or in part, as to distribution of assets shall be entitled, after payment or provision for payment of all debts and liabilities of the Corporation, to receive the remaining assets of the Corporation available for distribution, in cash or in kind.

        Each share of common stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of common stock of the Corporation.

     B. Serial Preferred Stock. Except as provided in this Certificate, the board of directors of the Corporation is authorized, by resolution or resolutions from time to time adopted, to provide for the issuance of serial preferred stock in series and to fix and state the powers, designations, preferences and relative, participating, optional or other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof, including, but not limited to determination of any of the following:

        1. the distinctive serial designation and the number of shares constituting such series;

        2. the dividend rates or the amount of dividends to be paid on the shares of such series, whether dividends shall be cumulative and, if so, from which date or dates, the payment date or dates for dividends, and the participating or other special rights, if any, with respect to dividends;

        3. the voting powers, full or limited, if any, of the shares of such series;

        4. whether the shares of such series shall be redeemable and, if so, the price or prices at which, and the terms and conditions upon which such shares may be redeemed;

        5. the amount or amounts payable upon the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

        6. whether the shares of such series shall be entitled to the benefits of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and, if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such funds;

        7. whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the Corporation and, if so convertible or exchangeable, the conversion price or prices, or the rate or rates of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange;

        8. the subscription or purchase price and form of consideration for which the shares of such series shall be issued; and

        9. whether the shares of such series which are redeemed or converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock.

        Each share of each series of serial preferred stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of the Corporation of the same series.'"

     Second: That thereafter, pursuant to a resolution of its board of directors, at the annual meeting of the stockholders of said corporation a majority of the outstanding shares of common stock (there being no other class of capital stock outstanding) was voted in favor of the amendment.

     Third: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Sections 242 of the General Corporation Law of the State of Delaware.

     In witness whereof, said Union Financial Bancshares, Inc. has caused this certificate to be signed by Dwight V. Neese, its President, and Wanda J. Wells, its Secretary, its authorized officers, this 22nd day of January 1997.


               By  /s/ Dwight V. Neese
                   ---------------------
                   Dwight V. Neese
                   President

               By  /s/ Wanda J. Wells
                   ---------------------
                   Wanda J. Wells
                   Secretary

                                EXHIBIT NO. 13

                      1997 Annual Report to Shareholders

                         UNION FINANCIAL BANCSHARES, INC.

                              1997 ANNUAL REPORT

                             Our Vision
Our Vision is to be the financial services provider of choice in the communities we serve. We will accomplish this through meaningful and effective partnerships with our customers, our employees, our communities, and our shareholders.

                              Our Mission
Our mission is to achieve superior financial performance through the development and marketing of high quality, value-added, consumer-preferred financial products and by providing service that consistently exceeds our customers' expectations.

                           Our Core Values
                          We are committed:

To understand the value of customer confidence and to do whatever is necessary and appropriate to achieve customer satisfaction.

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



                               PROVIDENT
                             COMMUNITY BANK

December, 1997

Dear Fellow Shareholder:

This has been an exceptional year for Union Financial Bancshares, Inc!

Net income of $1.444 million, or $1.76 per share, was up 67.5% over net income of $862 thousand, or $1.07 per share, in fiscal 1996. Our return on average shareholder's equity for fiscal 1997 was 11.21%, up from 7.01% in 1996. Our return on average assets for fiscal 1997 was 0.92%, up from 0.73% in 1996. Total assets of $171.2 million in 1997 were up $43.1 million, or 33.6%, over total assets of $128.1 million in 1996. The phenomenal growth in assets occurred largely as a result of 51.1% growth in our loan portfolio.

The fiscal year 1996 included a special assessment of $606,000 (pre-tax). The special assessment was a recapitalization of the Savings Institutions Insurance Fund (SAIF) signed into law by the Omnibus Appropriations Bill on September 30, 1996. Net income in 1996, excluding the special assessment, would have been $1,256,000.

The exceptional performance of Union Financial Bancshares is the result of significant progress being made in transforming the Company from a traditional thrift institution to a consumer-oriented community bank. To draw attention to the changes occurring within the Company, the name Union Federal Savings Bank was changed to Provident Community Bank in January 1997. The new name was chosen after a lengthy search process to reflect the new vision, mission and core values of Union Financial Bancshares and to properly position the Company for the future.

The name Provident evokes a completely new image for the Company that is no longer geographic in nature, but rather is a philosophical statement. Provident was chosen because it means "prudent, frugal, saving and making provision for the future." Community Bank was a natural addition to the new name because in these days of mergers and megabanks, we are committed to serving the financial needs of our customers with high quality products and personal attention at the community level. To further reinforce the meaning of Provident Community Bank, the slogan "Providing for Today, Planning for Tomorrow" was added to the new corporate logo.

In today's highly competitive financial services marketplace, our customers have come to expect a broader spectrum of financial services and products and they also expect them to be available at a time and place convenient for them. As a Bank always known for its personalized service, we have made substantial strides in the past year to be even more responsive to our customers' needs.

In late March, the Bank opened its fourth retail office in Laurens, South Carolina. This first-ever acquisition enabled Provident to expand its distribution system into a contiguous county with an established presence and immediate market share. Provident seized this opportunity for rapid growth by quickly modifying and upgrading the operational support systems necessary to service an expanded base of customers, including a high concentration of commercial accounts.

Over the past year, Provident tripled the number of ATM's available for the convenience of our customers. We also substantially upgraded telephone banking with the introduction of BANKLINE. This new service puts our customer's account information at their fingertips twenty-four hours a day, three hundred and sixty-five days a year. BANKLINE is simple to use and provides instant access banking to customers from any touch-tone telephone. The Bank is presently in the final stages of developing an interactive web page for anyone in the world who wants to access the Bank through the Internet. This new service should be available during first quarter of 1998.

The rapid pace of technological change coupled with the ever-changing needs of our customers requires constant evaluation of, and investment in, retail banking systems. In addition to the enhancements listed above, Provident recently completed a thorough evaluation of its existing distribution channels, systems, and personnel and is progressing toward an exciting overhaul of the retail systems. The new "face" of the retail branch office network will be completed in mid-1998 and will result in greater efficiency, increased sales and customer satisfaction.

Provident's loan portfolio grew a phenomenal $44.0 million last year, up over 51% in a single year. We set a record with total loan originations of $116.8 million, up 201.3% from total organizations of $38.8 million the previous year.

Investment in a new automated loan origination system has added significant capacity to our ability to be responsive to our customers. We have dramatically reduced processing time from weeks to days and in some cases even hours.

Provident Mortgage Company, a newly created division of Provident Community Bank, opened in Laurens at the end of the second quarter. During the remaining half of the fiscal year, Provident Mortgage Company closed $82.8 million in mortgage loans and sold $46.7 million into the secondary market. We expect continued growth and profitability in this division as we integrate wholesale and retail loan administration in the new year.

The Bank also set new records in consumer and commercial loan originations last year. Total originations of $18.3 million were up 86.3% over originations of $9.8 million the previous year.

Concentrated efforts to improve credit quality over the past year have resulted in continued declines in problem assets. Provisions for loan losses were increased $243 thousand last year, against charge-offs, net of recoveries, of $114 thousand, for a year-end balance of $928 thousand. We have maintained high credit standards and implemented new monitoring systems to quickly identify and resolve problem assets.

The Bank took another major step in 1997 with the establishment of a new subsidiary service corporation and the opening of Provident Financial Services. Securities and other investment products are now available in the communities we serve through our relationship with UVEST Investment Services, a registered broker-dealer and member of both the National Association of Securities Dealers (NASD) and the Securities Investment Protection Corporation
(SIPC). A complete line of investment products and services, including stocks and bonds, mutual funds and tax-deferred annuities, as well as financial planning are available in the new "Investment Center".

Other financial products and services are under consideration where strong customer demand indicates good prospects for growth and profitability for the Bank.

In today's competitive and quickly changing environment, an experienced and highly motivated management team and staff are essential to the long-term health of any organization. Provident's senior management team averages 20 years of banking experience. Of the 58 total employees, 7 have over 20 years of experience and an additional 14 have over 10 years of experience in the financial services industry. We have skilled and dedicated employees committed to the success of our Company. Their compensation and incentive programs are tied directly to shareholder returns.

The directors, management and staff of Provident are also the Bank's most prominent stockholders, owning 19.7% of our common stock.

Peter Drucker has said, "The best way to predict the future is to create it." Everyone associated with Union Financial Bancshares knows our future ultimately depends on our ability to deliver superior value to our shareholders and we are excited about our Company's future because we are proactively creating it. While there are still many challenges in the economic environment and continuously changing marketplace, we are confident that Union Financial Bancshares will continue to be a high-performing Company and the best is yet to come.

Thank you for your interest, patronage and support.

Sincerely,

/s/ Dwight V. Neese

Dwight V. Neese
President & Chief Executive Officer

                                 Table of Contents


Business. . . . . . . . . . . . . . . . . . . . . . . . . . 3
Selected Financial and Other Data . . . . . . . . . . . . . 4
Management's Discussion and Analysis of Financial
 Condition and Results of Operations. . . . . . . . . . . . 6
Independent Auditor's Report. . . . . . . . . . . . . . . .13
Consolidated Financial Statements . . . . . . . . . . . . .14
Notes to Consolidated Financial Statements. . . . . . . . .19
Directors and Leadership Group. . . . . . . . . . . . . . .39
Corporation Information . . . . . . . . . . . . . . . . . .40
Notice of Annual Meeting. . . . . . . . . . . . . . . . . .40
10-KSB Information. . . . . . . . . . . . . . . . . . . . .40
Common Stock Information. . . . . . . . . . . . . . . . . .40

                                 ----------------

                                     BUSINESS

Union Financial Bancshares, Inc. ("Union Financial") was incorporated in the State of Delaware in April 1994, for the purpose of becoming a savings and loan holding company for Provident Community Bank (formerly known as Union Federal Savings Bank), ("the Bank"). On August 24, 1994, the shareholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 9, 1994, on which date the Bank became the wholly-owned subsidiary of Union Financial, and the shareholders of the Bank became the shareholders of Union Financial. Prior to the completion of the reorganization, Union Financial had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the Bank, Union Financial has engaged in no significant activity other than holding the stock of the Bank and engaging in certain passive investment activities. Accordingly, the 1997 and 1996 financial statements reflect the reorganization. Financial statements and related data for years prior to 1995 relate to the Bank. Union Financial and the Bank are collectively referred to as "the Corporation" in this annual report.

The Bank is a federally-chartered capital stock savings bank headquartered in Union, South Carolina. The Bank was known as Union Federal Savings and Loan Association until January 1992, when its shareholders approved a change to a federally chartered savings bank. The Bank, originally chartered in 1934, is a member of the Federal Home Loan Bank System. Its deposits are insured to the maximum limits allowable by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). In August 1987, the Bank converted from a federal mutual savings and loan association to a federal capital stock savings and loan association. In January, 1997, the Bank changed its name to Provident Community Bank.

The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on residential properties located in South Carolina. The Bank also makes commercial real estate, construction and consumer loans, invests in federal government and agency obligations and purchases fixed and variable rate mortgage participation certificates. The principal sources of funds for the Bank's lending activities include deposits received from the general public and advances from the Federal Home Loan Bank. The Bank's principal expenses are interest paid on deposit accounts and other borrowings and expenses incurred in the operation of the Bank. The Bank's operations are conducted through its main office and three full-service branches, all of which are located in the upstate area of South Carolina.

SELECTED FINANCIAL AND OTHER DATA

The following tables set forth selected financial data of the Corporation for the periods indicated.

Operations Data:

                                         Years Ended September 30,
                            ------------------------------------------------
                            1997       1996        1995       1994      1993
                            ----       ----        ----       ----      ----
                              (Dollars In Thousands - Except Share Amounts)

Interest income           $11,855     $9,004     $9,265      $8,767    $8,302
Interest expense            6,647      5,050      5,260       3,888     3,699
Net interest income         5,208      3,954      4,005       4,879     4,603
Provision for loan losses    (243)        --       (105)       (335)     (210)
Net interest income after -------     ------     ------      ------    ------
 provision for loan losses  4,965      3,954      3,900       4,544     4,393
Other income                  953        506        381         275       537
Other expense              (3,616)    (3,224)    (2,588)     (2,727)   (2,323)
                          -------     ------     ------      ------    ------
Income before income taxes
 and cumulative effect of
 a change in accounting
 principle                  2,302      1,236      1,693       2,092     2,607
Income tax expense            858        374        639         776       896
Income before cumulative  -------     ------     ------      ------    ------
 effect of a change in
 accounting principle      $1,444        862      1,054       1,316     1,711

Cumulative effect of a
 change in accounting
 principle (2)                 --         --         --         208        --
                          -------     ------     ------      ------    ------
Net income                 $1,444       $862     $1,054      $1,524    $1,711
                          -------     ------     ------      ------    ------
Income per common share: (1)
 Income before cumulative
  effect of a change in
  accounting principle      $1.76      $1.07      $1.34       $1.66     $2.16

 Cumulative effect of a
  change in accounting
  principle (2)                --         --         --        0.26        --
                            -----      -----      -----       -----     -----
Net income per common share $1.76      $1.07      $1.34       $1.92     $2.16
                            -----      -----      -----       -----     -----
Weighted average number
 of common shares
 outstanding              820,498    808,307    787,906     792,834   792,782

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

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

Financial Condition:

                                         Years Ended September 30,
                            ------------------------------------------------
                            1997       1996        1995       1994      1993
                            ----       ----        ----       ----      ----
                                        (Dollars In Thousands)

Total amount of:
Assets                   $171,244   $128,133   $120,879    $122,313  $112,316
Short-term interest-
 bearing deposits           6,213      1,938      3,552       2,383     6,492
Investment securities      16,783     19,138     21,264      23,194    13,075
Mortgage-backed
 securities                 6,883     14,658     18,616      19,946    24,433
Loans receivable (net)    129,957     85,997     73,431      71,006    63,111
Deposit accounts          117,914     93,715     94,750      97,310    98,506
Shareholders' equity       13,527     12,254     11,856      10,693    10,253

Number of:
Real estate loans
 outstanding                1,706      1,615      1,641       1,749     1,643
Deposit accounts           16,443     13,095     13,062      12,760    13,075
Offices                         4          3          3           3         2

Other Selected Data:
                                         Years Ended September 30,
                            ------------------------------------------------
                            1997       1996        1995       1994      1993
                            ----       ----        ----       ----      ----

Interest rate spread
 during the year             3.16%      3.01%      2.96%       4.04%     4.42%
Net yield on average
 interest- earning
 assets                      3.44%      3.46%      3.27%       4.29%     4.66%
Return on average assets     0.92%      0.73%      0.83%       1.30%     1.62%
Return on average
 shareholders' equity       11.21%      7.01%      9.38%      14.56%    17.89%
Dividend payout ratio       30.13%     46.87%     37.40%      29.92%    19.69%
Operating expense to
 average assets              2.31%      2.73%      2.05%       2.33%     2.20%
Ratio of average
 shareholders' equity
 to average assets           8.24%     10.41%      8.88%       8.94%     9.07%
Cash dividends declared
 and paid per share of
 common stock (1)(2)        $0.53      $0.50      $0.50       $0.58     $0.43

(1) 1997 amount does not include cash dividends declared in October, 1997, and paid in November, 1997, of $.135 per share.
(2) Restated to reflect 2:1 stock split.

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Asset and Liability Management

The Corporation is committed to following a program of asset and liability management in an effort to manage the fluctuations in earnings caused by movements in interest rates. A significant portion of the Corporation's income results from the spread, or net interest income, between the yield realized on its interest-earning assets and the rate of interest paid on its deposits. Differences in the timing and volume of repricing assets versus the timing and volume of repricing liabilities expose the Corporation to interest rate risk. Management's policies are directed at minimizing the impact of movements in interest rates on earnings.

The Corporation continues to work to shorten the average life of its assets and to extend the term on its liabilities in an effort to help minimize the effects of rising interest rates. The Corporation enjoys an increasing net interest rate spread during periods of falling interest rates. The Corporation experiences a shrinking net interest rate spread in a rising interest rate environment.

The Corporation's Asset and Liability Committee makes weekly pricing and marketing decisions on deposit and loan products in conjunction with managing the Corporation's interest rate risk. The Asset/Liability Committee of the Board of Directors reviews the Bank's securities portfolio, FHLB advances and other borrowings as well as the Bank's asset and liability policies.

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

At September 30, 1997 the Corporation's exposure to interest rate risk, as calculated by the OTS and measured by the impact of changing interest rates on the Market Value of Portfolio Equity ("MVPE"), was as follows:

                                        Rate Environment
                                        ----------------

                       Minus 200 Basis Points    Flat    Plus 200 Basis Points
                       ----------------------    ----    ---------------------
                                            (In Thousands)

Estimated Market
 Value of Assets              $179,994         $172,437       $163,610

Estimated Market
 Value of Liabilities         $159,821         $156,489       $153,214

MVPE                          $ 20,173         $ 15,948       $ 10,396

Increase/(decrease) in MVPE   $ 4,225          $   --         $ (5,552)

The analysis above indicates that the Corporation would be negatively affected by an increase in interest rates and positively affected by a decrease in interest rates.

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

Yields Earned and Rates Paid

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

The following table sets forth, at or for the periods and dates indicated, the weighted average yields earned on the Corporation's interest-earning assets, the weighted average interest rates paid on the Corporation's deposit accounts and borrowings, the interest rate spread and net yield on interest-earning assets.

                                At September 30,     Years Ended September 30,
                                ----------------     -------------------------
                                     1997            1997      1996     1995
                                     ----            ----      ----     ----

Average yield on earnings assets:

    Loans                            8.05%           8.24%     8.81%    8.82%
    Investments (1)                  6.41%           6.88%     6.55%    5.38%
    Mortgage-backed securities       6.12%           6.76%     6.02%    5.69%

Total interest-earning assets        7.74%           7.96%     7.88%    7.57%
                                     ----            ----      ----     ----
Less:

  Average rate paid on deposits      4.39%           4.36%     4.75%    4.34%
  Average rate paid on borrowings    6.00%           5.62%     6.01%    5.92%

Average Cost of Funds                4.78%           4.67%     4.87%    4.61%
                                     ----            ----      ----     ----
Average interest rate spread         2.96%           3.29%     3.01%    2.96%
                                     ----            ----      ----     ----
Net yield on average interest-
 earning assets                      3.25%           3.57%     3.46%    3.27%
                                     ----            ----      ----     ----

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

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

                                     Years Ended September 30,
                    ---------------------------------------------------------
                           1997 vs. 1996                 1996 vs. 1995
                           -------------                 -------------
                    Volume      Rate     Total     Volume     Rate     Total
                    ------      ----     -----     ------     ----     -----
                                      (Dollars in Thousands)

Change in interest
 income:

Loans               $4,186     ($875)   $3,311     ($262)     ($4)     ($266)
Mortgage-backed
 securities           (575)       17      (558)     (188)     145        (43)
Investments            (95)      193        98        (1)      49         48
                    ------     -----    ------      ----    -----       ----
Total interest
 income              3,516      (665)    2,851      (451)     190       (261)
                    ------     -----    ------      ----    -----       ----
Change in interest
 expense:

Deposits               609      (422)      187        (3)     387        384
Borrowings and other 1,546      (136)    1,410      (604)      10       (594)
                    ------     -----    ------      ----    -----       ----
Total interest
 expense             2,155      (558)    1,597      (607)     397       (210)
                    ------     -----    ------      ----    -----       ----
Change in net
 interest income    $1,361     $(107)   $1,254      $156    ($207)      ($51)
                    ------     -----    ------      ----    -----       ----

RESULTS OF OPERATIONS
----------------------

Comparison of Years Ended September 30, 1997 and September 30, 1996
-------------------------------------------------------------------

Net income increased $582,000 from $862,000 in fiscal 1996 to $1,444,000 in fiscal 1997. Earnings per share increased $0.69 to $1.76 for the year ended September 30, 1997 from $1.07 for the same period in 1996. Fiscal 1996 net income included a one-time FDIC assessment of $606,000 ($395,000 after taxes). On September 30, 1996 President Clinton signed the Omnibus Appropriations Bill which called for all financial institutions to share in recapitalizing the FDIC fund that insures deposits. Earnings before income taxes, gains and losses on the sale of loans and the effect of the FDIC special assessment were approximately $1,837,000 for fiscal 1996 and approximately $2,206,000 for fiscal 1997 or an increase of $369,000 or 20.09%.

Total interest income increased $2,851,000, or 31.66%, from $9,004,000 in fiscal 1996 to $11,855,000 in fiscal 1997 due to the increased level of interest-earning assets more than offsetting a slight decrease in average yields. Average interest-earning assets increased due primarily to the purchase of adjustable rate loans during the year along with higher loan production as a result of the startup of a Mortgage Division within the Bank. The loan production was financed by advances from the FHLB. Interest income on loans increased $3,311,000, or 51.44%, from $6,436,000 in fiscal 1996 to $9,747,000 in fiscal 1997. Interest income on investment securities increased $136,000, or 9.97%, from $1,363,000 in fiscal 1996 to $1,499,000 in fiscal
1997. The increases in interest income on loans and investment securities were offset by decreases of $559,000 and $37,000 in interest income on mortgage-backed securities and on deposits and federal funds sold, respectively.

Interest expense increased 31.62% to $6,647,000 for fiscal 1997 from $5,050,000 for fiscal 1996. Interest expense increased $187,000 and $1,410,000 for deposits and for other borrowings, respectively. Interest expense for deposits increased due to increasing volumes as a result of the acquisition of a branch location in Laurens, SC with acquired deposits of $20,144,000. Interest expense on other borrowings increased due to higher volumes required by the Mortgage Division and rates on FHLB advances throughout fiscal 1997.

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

Provisions for loan losses increased $243,000 from $0 in fiscal 1996 to $243,000 in fiscal 1997. The provision was larger in fiscal 1997 due to the increased size of the loan portfolio. In fiscal 1997, the Corporation experienced bad debt charge-offs, net of recoveries, of approximately $114,000. The Corporation experienced bad debt charge-offs, net of recoveries, of approximately $79,000 in fiscal 1996. While future losses in the loan portfolio are probable, management feels that provisions for loan losses are adequate.

Non-interest income increased 88.34% to $953,000 for the year ended September 30, 1997 from $506,000 for the year ended September 30, 1996. This increase was due primarily to increased fees from financial services from $411,000 in fiscal 1996 to $710,000 in fiscal 1997. In addition, gains recognized on the sale of loans and investments in the current year were $155,000 compared to $25,000 recognized in fiscal 1996.The servicing of loans purchased during the year was outsourced and therefore resulted in net servicing fee expense of $24,000 in fiscal 1997 compared to net servicing fee income in fiscal 1996 of $70,000.

Non-interest expense increased 12.15% to $3,616,000 in fiscal 1997 from $3,224,000 in fiscal 1996. The increase in non-interest expense is a result of additional expenses absorbed with the purchase of the Laurens, S.C. branch along with the startup of the Mortgage Division.

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

Interest expense decreased 3.99% to $5,050,000 for fiscal 1996 from $5,260,000 for fiscal 1995. Interest expense increased $384,000 for deposits and decreased $594,000 for other borrowings, respectively. Interest expense for deposits increased due to increasing rates more than offsetting declining volumes. Interest expense on other borrowings decreased due to lower volumes and rates on FHLB advances throughout fiscal 1996 as compared to fiscal 1995.

Provisions for loan losses decreased $105,000 from $105,000 in fiscal 1995 to $0 in fiscal 1996. The decrease in the provision was due to the reduction in losses experienced in consumer loans, specifically indirect auto dealer loans. Dealer loan originations were curtailed dramatically in fiscal 1995. The Corporation experienced bad debt charge-offs, net of recoveries, of approximately $79,000 in fiscal 1996. While future losses associated with indirect dealer loans are possible, management feels that provisions for loan losses are adequate.

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

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

At September 30, 1997, the Corporation's assets totaled $171,244,000, an increase of $43,111,000, or 33.64%, as compared to $128,133,000 at September 30, 1996. Investment and mortgage-backed securities decreased $10,130,000 to $23,666,000 from $33,796,000 at September 30, 1996. The decrease in securities due to principal reductions and security calls was more than offset by an increase in loans receivable, net, which increased $43,960,000 to $129,957,000. The increase in loans receivable, net, was partially funded by advances from the Federal Home Loan Bank and other borrowings which increased $17,996,000 from September 30, 1996 to the same period in 1997. The majority of the increase in loans receivable, net, represents adjustable rate product purchased from other organizations through the Bank's Mortgage Division. Total deposits increased $24,199,000 from September 30, 1996 to $117,914,000 in September 30, 1997. The Bank purchased a branch during the second quarter of fiscal 1997 from First Union National Bank of South Carolina located in Laurens, S.C. with an acquired deposit base of $20,144,000. There was also a 10.38% growth in shareholders' equity from September 30, 1996 to September 30, 1997.

The Bank's liquidity, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities) and investment securities to total deposits was approximately 6.85% at September 30, 1997. Assets that qualify as eligible liquidity are defined by applicable federal regulation and include cash and cash equivalents and certain types of United States Treasury and agency obligations, and other similar investments having maturities of five years or less. The required ratio of such liquid investments is currently 5% of certain of the Bank's liabilities as defined by the OTS. The liquidity requirement is changed periodically by the OTS to reflect economic conditions. The Bank has relied upon deposit growth and loan repayments as its principal sources of liquidity. If deposit growth and loan repayments do not generate sufficient liquid funds in the future, the Bank may borrow additional funds from the FHLB or liquidate short-term investments. These sources of funds are intended to provide a secondary source of relatively liquid funds upon which the Bank may rely, if necessary. Commitments to fund loans in the ordinary course of business at September 30, 1997 were approximately $1,290,000. See Note 10 to the financial statements for further information about commitments and contingencies.

As of September 30, 1997, the Bank exceeded the OTS's capital requirements. See Note 13 to the financial statements for further discussion of these capital requirements.

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

Legislation has been passed which repeals the "reserve" method of accounting for thrift bad debt reserves for the first tax year beginning after December 31, 1995 (the fiscal year ending September 30, 1997 for the Corporation). This legislation requires all thrifts (including the Corporation) to account for bad debts using either the specific charge-off method (available to all thrifts) or the experience method (available only to thrifts that qualify as "small banks," i.e. under $500 million in assets). The Corporation currently uses the "experience" method of accounting for its tax bad debt reserves.

The change in accounting method referred to above would trigger bad debt reserve recapture for post-1987 reserves over a six year period. At September 30, 1997, the Corporation's post-1987 bad debt reserves were approximately $275,000.

Impact of Inflation and Changing Prices
---------------------------------------

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

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

Accounting Standards Issued
---------------------------

In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights," which amends SFAS 65, "Accounting for Mortgage Banking Activities." This statement allows the capitalization of servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to this statement, originated mortgage servicing rights were generally accorded off-balance-sheet treatment. The statement was effective for the fiscal year ending September 30, 1997. The Bank implemented the requirements of FASB 122 in the Bank's Mortgage Division during fiscal year 1997.

The FASB issued SFAS 123, "Accounting for Stock-Based Compensation," in October 1995. This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and established financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Though they may be adopted at issuance, the disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. The Corporation implemented the requirements of SFAS 123 during fiscal 1997. The adoption had no effect on financial position or results of operations.

In August 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FASB's objective is to develop consistent accounting standards for those transactions, including determining when financial assets should be considered sold and derecognized from the statement of financial position and when related revenues and expenses should be recognized. The approach focuses on analyzing the components of financial asset transfers and requires each party to a transfer to recognize the financial assets it controls and liabilities it has incurred and derecognize assets when control over them has been relinquished. SFAS 125 is effective for transactions entered into after December 31, 1996 and did not have a material impact on the Corporation's financial position or results of operations.

In February, 1997, the FASB issued SFAS No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share". The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The Corporation anticipates that adoption of this standard will not have a material effect on EPS.

Also, in February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements for periods ending after December 31, 1997. This statement applies to both public and nonpublic entities. The new statement requires no change for entities subject to existing requirements. The Corporation anticipates that adoption of this standard will not have a material effect on the Company.

In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purposes financial statements. Under this statement, enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of the

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

statement. The Corporation will adopt Statement 130 effective March 31, 1998 and will provide the required disclosures in the Company's Form 10-Q.

Also in June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated unless it is impractical to do so. It is not anticipated that the adoption of this statement will materially effect the Corporation's current method of financial reporting.

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

                      ELLIOTT, DAVIS & COMPANY, L.L.P.
                        Certified Public Accountants



             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Union Financial Bancshares, Inc. and Subsidiary
Union, South Carolina

     We have audited the accompanying consolidated balance sheets of Union Financial Bancshares, Inc. and Subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Union Financial Bancshares, Inc. and Subsidiary for the year ended September 30, 1995 were audited by other auditors whose report, dated November 21, 1995, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Financial Bancshares, Inc. and Subsidiary as of September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   /s/ Elliott, Davis & Company, L.L.P.

Elliott, Davis & Company, L.L.P.
Greenville, South Carolina
November 27, 1997

             Internationally - Moore Stephens Elliott Davis, L.L.C.
                870 S. Pleasantburg Drive  Post Office Box 6286
                    Greenville, South Carolina 29606-6286
               Telephone (864) 242-3370    TELEFAX (864) 232-7161

                  UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEET
                            --------------------------

                                                         September 30.
                                                      -----------------
                                                      1997         1996
                                                      ----         ----
                                                       (In Thousands)
ASSETS
------
Cash                                                $1,608        $1,747
Short term interest-bearing deposits                 6,213         1,938
                                                  --------      --------
Total cash and cash equivalents                      7,821         3,685
Investment and mortgage-backed securities:        --------      --------
 Held to maturity, at amortized cost (fair value
  1997 -  $7,927, 1996 -  $11,526)                   7,811        11,622
 Available for sale, at fair value (amortized
  cost 1997 - $15,945, 1996 - $22,527)              15,855        22,174
                                                  --------      --------
Total investment and mortgage-backed securities     23,666        33,796
Loans, net                                        --------      --------
 Held for sale                                      15,044            --
 Held for investment                               114,913        85,997
Total Loans, net                                   129,957        85,997
                                                  --------      --------
Office properties and equipment, net                 3,009         1,664
Federal Home Loan Bank Stock, at cost                2,105           950
Accrued interest receivable less allowance
 (1997 - $5, 1996 - $13)                             1,317         1,121
Other assets                                         3,369           920
                                                  --------      --------
TOTAL ASSETS                                      $171,244      $128,133
                                                  ========      ========
LIABILITIES
-----------
Deposit accounts                                  $117,914       $93,715
Securities  sold under repurchase agreements           504            --
Advances from the Federal Home Loan Bank and
 other borrowings                                   37,979        20,488
Accrued interest on deposits                           314            79
Advances from borrowers for taxes and insurance        389           420
Other liabilities                                      617         1,177
                                                  --------      --------
TOTAL LIABILITIES                                  157,717       115,879
                                                  ========      ========

COMMITMENTS AND CONTINGENCIES - Note 12

SHAREHOLDERS' EQUITY
--------------------
Serial preferred stock, no par value,
 authorized - 500,000 shares, issued
 and outstanding - None
Common stock - $0.01 par value,
 authorized - 2,500,000 shares,
 issued and outstanding  - 827,700
 shares in 1997 and 811,286 shares in 1996               8             8
 Additional paid-in capital                          3,993         3,897
 Unrealized loss on investment and mortgage-backed
  securities available for sale, net of income taxes   (63)         (229)
 Retained earnings, substantially restricted         9,589         8,578
                                                  --------      --------
TOTAL SHAREHOLDERS' EQUITY                          13,527        12,254
                                                  --------      --------
TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY       $171,244      $128,133
                                                  ========      ========
See notes to consolidated financial statements.
----------------------------------------------

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

                  UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                       For the Years Ended September 30,
                                      ----------------------------------
                                      1997           1996          1995
                                      ----           ----          ----
                                       (In Thousands, Except Share Data)
Interest Income:
  Loans                              $9,747         $6,436        $6,702
  Deposits and federal funds sold        63            100           100
  Securities available for sale:
   State and municipal                   37            122            --
   Other investments                  1,128          1,832         1,558
  Securities held to maturity:
   State and municipal                   --             --           159
   Other investments                    880            514           746
                                     ------          -----       -------
  Total interest income              11,855          9,004         9,265
Interest Expense:                    ------          -----       -------
  Deposit accounts                    4,666          4,479         4,095
  Advances from the FHLB and other    1,981            571         1,165
                                     ------          -----       -------
  Total interest expense              6,647          5,050         5,260
                                     ------          -----       -------
Net Interest Income                   5,208          3,954         4,005
  Provision for loan losses            (243)            --          (105)
Net interest income after provision  ------          -----       -------
 for loan losses                      4,965          3,954         3,900
Non Interest Income:                 ------          -----       -------
  Fees for financial services           710            411           296
  Loan servicing fees                    88             70            65
 Net gains on sale of investments        59             20            --
  Gains on sale of loans                 96              5            20
                                     ------          -----       -------
  Total non interest income             953            506           381
Non Interest Expense:                ------          -----       -------
  Compensation and employee benefits  1,768          1,265         1,279
  Occupancy and equipment               702            557           423
  Deposit insurance premiums             93            821           226
  Professional services                 332            173           193
  Real estate operations                 (3)            (2)           20
  Other                                 724            410           447
                                     ------          -----       -------
  Total non interest expense          3,616          3,224         2,588
                                     ------          -----       -------
Income before income taxes            2,302          1,236         1,693
Provision for income taxes              858            374           639
                                     ------          -----       -------
Net Income                           $1,444           $862        $1,054
                                     ======           ====        ======
Net Income per common share           $1.76          $1.07         $1.34
Weighted average number of common     =====          =====         =====
 shares outstanding                 820,498        808,307       787,906
                                    =======        =======       =======
See notes to consolidated financial statements.

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

                                      UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      -----------------------------------------------

                                                          Unrealized Gain/(Loss)  Retained
                         Common Stock         Additional     on Securities        Earnings        Total
                       ----------------       Paid-In        Available For      Substantially  Shareholders'
                       Shares    Amount       Capital            Sale             Restricted      Equity
                       ------    ------       -------            ----             ----------      ------
                                                (In Thousands, Except Share Data)
Balance at September
 30, 1994             396,544     $396        $3,388            $(630)              $7,538        $10,692

Reorganization with
 conversion of $1.00
 par to $0.01 par                 (392)          392

Dissenting shareholder
 redemptions           (5,161)                   (51)                                  (78)          (129)

Options exercised      11,939                    131                                                  131

Cash dividend
 ($1.00 per share)                                               (394)                (394)

Net unrealized gain
 on investment and
 mortgage-backed
 securities available
 for sale (net of
 income taxes of
 $316,000)                                                        502                                 502

Net income                                                                           1,054          1,054
                      -------       --        ------             ----               ------        -------

Balance at September
 30, 1995             403,322        4         3,860             (128)               8,120         11,856

Options exercised       2,321                     41                                                   41

Two-for-one stock
 split in the form of
 a 100% common stock
 dividend             405,643        4            (4)

Cash dividend ($.50
 per share)                                                                           (404)          (404)

Net unrealized gain
 on investment and
 mortgage-backed
 securities available
 for sale (net of
 income taxes of $55,000)                                        (101)                               (101)

Net income                                                                             862            862
                      -------       --        ------             ----               ------        -------
Balance at September
 30, 1996             811,286        8         3,897             (229)               8,578         12,254

Options Exercised      16,414                     96                                                   96

Cash Dividend ($.53
 per share)                                                                           (433)          (433)

Net unrealized gain
 on investment and
 mortgage-backed
 securities available
 for sale (net of
 income taxes of $89,000)                                         166                                 166

Net income                                                                           1,444          1,444
                      -------       --        ------             ----               ------        -------
Balance at September
 30, 1997             827,700       $8        $3,993             $(63)              $9,589        $13,527
                      =======       ==        ======             ====               ======        =======
See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------
                                         UNION FINANCIAL BANCSHARES, INC.

                                                       16

                  UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------

                                          For the Years Ended September 30,
                                         ----------------------------------
                                         1997           1996          1995
                                         ----           ----          ----
                                                  (In Thousands)

OPERATING ACTIVITIES:
Net income                             $1,444          $862         $1,054
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Provision for loan losses               243            --            105
  Amortization of intangibles             106            --             --
  Depreciation expense                    188           165            141
  Recognition of deferred income,
   net of costs                            (7)         (111)           (88)
  Deferral of fee income, net of costs     29           244            107
  Gain on investment transactions         (59)          (20)            --
  Loans originated for sale           (61,806)         (805)        (3,279)
  Proceeds from sale of loans          46,762           810          3,279
  Gain on sale of loans available
   for sale                               (96)           (5)           (20)
  (Increase) decrease in accrued
   interest receivable                   (196)         (241)           103
  (Increase) decrease in other assets     598          (614)           334
  (Increase) decrease in accrued
   interest payable                       235            49            (41)
  Increase (decrease) in other
   liabilities                           (830)          426            211
                                      -------          ----        -------
Net cash (used in) provided by
 operating activities                 (13,389)          760          1,906
                                      -------          ----        -------

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

                  UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

                 -------------------------------------------------

                                          For the Years Ended September 30,
                                         ----------------------------------
                                         1997           1996          1995
                                         ----           ----          ----
                                                  (In Thousands)
INVESTING ACTIVITIES:

Maturities of time deposits            $    --          $99           $297
Purchase of investment and
 mortgage-backed securities:
 Held to maturity                       (2,000)     (11,617)        (2,118)
 Available for sale                     (2,950)     (10,228)        (5,172)
Proceeds from maturity of
 investment and mortgage-
 backed securities:
 Held to maturity                          500          500          3,404
 Available for sale                      4,450        4,568          1,435
Proceeds from sale of investment
 and mortgage-backed securities
 Held to maturity                           --           --             --
 Available for sale                      8,281       16,563             --
Principal repayments on mortgage-
 backed securities:
 Held to maturity                          137          242            609
 Available for sale                      1,712        6,387          5,920
Loan originations                      (53,449)     (37,078)       (23,255)
Principal repayments of loans           24,588       23,951         20,527
Proceeds from sale of real estate
 acquired in settlement of loans             7           36            292
Purchase of FHLB stock                  (1,380)        (197)          (459)
Redemption of FHLB stock                   225           --            459
Purchase of office properties and
 equipment                              (1,534)        (116)          (118)
Net cash (used in) provided by        --------      -------       --------
 investing activities                  (21,413)      (6,890)         1,821
                                      --------      -------       --------
FINANCING ACTIVITIES:

Proceeds from the exercise of
 stock options                              96           41            131
Dividends                                 (433)        (404)          (394)
Proceeds from FHLB advances and
 other borrowings                       99,440       43,763         46,500
Repayment of FHLB advances and
 other borrowings                      (81,443)     (36,355)       (46,820)
Acquired deposits from purchased
 branch                                 17,223           --             --
Increase (decrease) in deposit
 accounts                                4,055       (1,035)        (2,561)
                                      --------      -------       --------
Net cash provided by (used in)
 financing activities                   38,938        6,010         (3,144)
NET (DECREASE) INCREASE IN CASH       --------      -------       --------
 AND CASH EQUIVALENTS                    4,136         (120)           583

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                       3,685        3,805          3,222
                                      --------      -------       --------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                            $7,821       $3,685         $3,805
                                        ======       ======         ======
See notes to consolidated financial statements.

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

                 UNION FINANCIAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Union Financial Bancshares, Inc. ("Union Financial") was incorporated in the State of Delaware in April 1994, for the purpose of becoming a thrift holding company for Provident Community Bank (formerly known as Union Federal Savings Bank), a federally chartered savings bank ("the Bank"). Provident Community Bank, founded in 1934, offers a complete array of financial services throughout four full service branches in two counties in South Carolina. Provident offers a full range of financial services including checking, savings, and time deposits, individual retirement accounts (IRAs), investment services, secured and unsecured consumer loans. Provident originates and services home loans and provides financing for small businesses and affordable housing.

Accounting Principles - The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of commitments and contingencies. Actual results could differ from those estimates. The following summarizes the more significant policies.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of Union Financial Bancshares, Inc. (the "Corporation") and its wholly owned subsidiary, Provident Community Bank (the "Bank") and its wholly owned subsidiary, Provident Financial Services, Inc. ("PFS"). PFS consists primarily of investment brokerage services. All intercompany amounts and balances have been eliminated in consolidation. Cash and Cash Equivalents
- Cash and cash equivalents include cash on hand and amounts due from depository institutions, federal funds sold and short term, interest-bearing deposits. From time to time, the Corporation's cash deposits with other financial institutions may exceed the FDIC insurance limits.

Investments - The Bank accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Under the Statement, debt securities that the Bank has the positive intent and ability to hold to maturity are classified as "held to maturity" securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading" securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as "available for sale" securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Transfers of securities between classifications will be accounted for at fair value. No securities have been classified as trading securities.

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

Loans - Loans held for investment are recorded at cost. Mortgage loans consist principally of conventional one-to-four family residential loans and interim and permanent financing of non-residential loans that are secured by real estate. Commercial loans are made primarily on the strength of the borrower's general credit standing, the ability to generate

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

repayment from income sources and the collateral securing such loans. Consumer loans generally consist of home equity loans, automobile and other personal loans.

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

Recovery of the carrying value of loans is dependent to some extent on the future economic environment and operating and other conditions that may be beyond the Corporation's control. Unanticipated future adverse changes in such conditions could result in material adjustments to allowances (and future results of operation).

Accounting for Impaired Loans - Impaired loans are accounted for in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), which was amended by Statement No. 118. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral if the loan is collateral dependent. The Statement was adopted in fiscal 1996; implementation of the Statement did not have a material impact on financial condition or results of operations. The Corporation maintains an allowance for impaired loans based on a combination of evaluation of impairment of smaller balance, homogeneous loans (primarily consumer loans and 1-4 family real estate mortgages) and specific identification of impaired loans based on delinquency status and other factors related to the borrower's ability to repay the loan. The risk characteristics used to aggregate loans are collateral type, borrower's financial condition and geographic location.

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

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

As of and for the years ended September 30, 1997 and 1996, there were no impaired loans and the Corporation had recognized no interest income from impaired loans.

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

Mortgage Servicing Rights - Effective October 1, 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 122, "Accounting for Mortgage Servicing Rights." The statement eliminates the distinction between originated and purchased mortgage servicing rights. Since the adoption of SFAS 122, the Corporation capitalizes the allocated cost of originated mortgage servicing rights and records a corresponding increase in mortgage banking income.

The rights to service mortgage loans for others ("mortgage servicing rights' or "MSRs") are included in other assets. Purchased mortgage servicing rights are recorded at lower of cost or market. Originated mortgage servicing rights are capitalized based on the allocated cost which is determined when the underlying loans are sold or securitized. MSRs are amortized in proportion to and over the period of estimated net servicing income using a method that is designed to approximated a level-yield method, taking into consideration the estimated prepayment of the underlying loans. For purposes of measuring impairment, MSRs are periodically reviewed for impairment based upon quarterly valuations. Such valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, servicing costs and other factors. Impairment is measured on a disaggregated basis for each pool of rights.

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

Sale of Loans - The Corporation frequently sells and retains servicing rights on certain mortgage loans. Gains or losses on the sale of such loans are recognized when substantially all risks and rewards of ownership are transferred. If loan servicing is retained, the value of future servicing rights are considered in the determination of the amount of gain or loss.

Income Taxes - The Bank accounts for income taxes in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss carryforwards. A valuation allowance is established for deferred tax assets that may not be realized. Also, SFAS 109 eliminates, on a prospective basis, the exception from the requirement to record deferred taxes on tax basis bad debt reserves in excess of the base year amounts. The tax basis bad debt reserve that arose prior to the fiscal year 1988 (the base year amount) is frozen, and the book reserves at that date and all subsequent changes in book and tax basis reserves are included in the determination of deferred taxes.

Fair Values of Financial Instruments - The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

Cash and short-term instruments - The carrying amounts of cash and short-term instruments approximate their fair value.

Available for sale and held to maturity securities - Fair values for securities are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four-family residential), credit-card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyzes or underlying collateral values, where applicable.

Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit (CD's) approximate their fair values at the reporting date. Fair values for fixed-rate CD's are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings - The carrying amounts of other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyzes based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

Long-term debt - The fair values of the Corporation's long-term debt are estimated using discounted cash flow analyzes based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standings.

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

Intangible Assets - Intangible assets, included in other assets, consist primarily of captialized mortgage servicing rights ("MSRs") and core deposit premiums resulting from the Corporation's branch acquisition. On an ongoing basis, the Corporation evaluates the carrying value of these intangible assets and charges to expense any difference between the carrying value and the estimated fair market value.

During 1997, branch acquisitions generated intangible assets of $2,921,000. $106,000 of intangible expense was charged to operations during 1997. Core deposit intangibles are being amortized over 10 years using the straight-line method.

Interest Income - Interest on loans is accrued and credited to income monthly based on the principal balance outstanding and the contractual rate on the loan. The Corporation places loans on non-accrual status when they become greater than

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

sixty days delinquent or when in the opinion of management, full collection of principal or interest is unlikely. The Corporation provides an allowance for uncollectible accrued interest on loans which are sixty days delinquent for all interest accrued prior to the loan being placed on non-accrual status.
The loans are returned to an accrual status when full collection of principal and interest appears likely.

2.INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

                                             September 30, 1997
                                 ------------------------------------------
                                              Gross Unrealized
                                 Amortized    ----------------       Fair
                                 Cost         Gains     Losses       Value
                                 ----         -----     ------       -----
Investment Securities:
 U.S. Agency Obligations        $5,995         $51       ($29)      $6,017
Mortgage-backed Securities:
 GNMA                            1,816          94         --        1,910
                                ------        ----       ----       ------
Total held to maturity          $7,811        $145       ($29)      $7,927
                                ======        ====       ====       ======

                                             September 30, 1996
                                 ------------------------------------------
Investment Securities:
 U.S. Agency Obligations        $5,473          $3       ($36)      $5,440
Mortgage-backed Securities:     ------        ----       ----       -----
 FHLMC                           1,282          --        (11)       1,271
 FNMA                            2,834           1        (53)       2,782
 GNMA                            2,033          15        (15)       2,033
                                ------        ----       ----       -----
Total Mortgage-backed Securities 6,149          16        (79)       6,086
                                ------        ----       ----       ------
Total held to maturity         $11,622         $19      ($115)     $11,526
                               =======         ===      =====      =======

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

                                             September 30, 1997
                                 ------------------------------------------
                                              Gross Unrealized
                                 Amortized    ----------------       Fair
                                 Cost         Gains     Losses       Value
                                 ----         -----     ------       -----

Total held to maturity          $7,811        $145       ($29)      $7,927

Investment Securities:
 U.S. Agency Obligations       $10,429         $21      ($109)     $10,341
 Municipal Securities              449          --         (2)         447
                               -------        ----      -----      -------
Total Investment Securities     10,878          21       (111)      10,788
Mortgage-backed Securities:    -------        ----      -----      -------
 FHLMC                           2,783          11         (8)       2,786
 FNMA                            1,388          11         (3)       1,396
 CMO's                             896           5        (16)         885
                               -------        ----      -----      -------
Total Mortgage-backed Securities 5,067          27        (27)       5,067
                               -------        ----      -----      -------
Total available for sale       $15,945         $48      ($138)     $15,855
                               =======         ===      =====      =======

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

                                             September 30, 1997
                                 ------------------------------------------
                                              Gross Unrealized
                                 Amortized    ----------------       Fair
                                 Cost         Gains     Losses       Value
                                 ----         -----     ------       -----
Investment Securities:
 U.S. Agency Obligations       $12,566          $8      ($353)     $12,221
 Municipal Securities            1,450           1         (7)       1,444
                               -------        ----      -----      -------
Total Investment Securities     14,016           9       (360)      13,665
Mortgage-backed Securities     -------        ----      -----      -------
 FHLMC                           3,455          37        (42)       3,450
 FNMA                            2,579          25        (19)       2,585
 GNMA                            1,034          23         --        1,057
 CMO's                           1,443           9        (35)       1,417
                               -------        ----      -----      -------
Total Mortgage-backed Securities 8,511          94        (96)       8,509
                               -------        ----      -----      -------
Total available for sale       $22,527        $103      ($456)     $22,174
                               =======        ====      =====      =======

Proceeds, gross gains and gross losses realized from the sales, calls and prepayments of available for sale securities were as follows for the years ended (in thousands):

                                                  September 30,
                                          ------------------------------
                                          1997         1996         1995
                                          ----         ----         ----

Proceeds                                 $8,281       $21,131      $1,435
                                         ======       =======      ======
Gross gains                                  76           168          --
Gross losses                                 17           148          --
                                         ------       -------      ------
Net gain on investment transactions         $59           $20       $  --
                                            ===           ===       =====

The maturities of securities at September 30, 1997 are as follows (in thousands):

                               Held to Maturity           Available for Sale
                               ----------------           ------------------
                             Amortized     Fair          Amortized     Fair
                             Cost          Value         Cost          Value
                             ----          -----         ----          -----
Due in one year or less        $0             $0         $985           $981
Due after one year
 through five years             0              0          934            926
Due after five years
 through ten years              0              0        1,618          1,621
Due after ten years         7,811          7,927       12,408         12,327
                           ------         ------      -------        -------
Total investment and
 mortgage-backed
 securities                $7,811         $7,927      $15,945        $15,855
                           ======         ======      =======        =======

The mortgage-backed securities held at September 30, 1997 mature between one and thirty-four years. The actual lives of those securities may be significantly shorter as a result of principal payments and prepayments.

At September 30, 1997 and 1996, $9,013,000 and $5,114,000, respectively, of securities were pledged as collateral for certain deposits.

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

At September 30, 1997, approximately $2,650,000 of the debt securities and $2,113,000 of mortgage-backed securities were adjustable rate securities. The adjustment periods range from monthly to annually and rates are adjusted based on the movement of a variety of indices.

Investments in collateralized mortgage obligations ("CMO'S") represent securities issued by agencies of the federal government and are non-high risk securities under regulatory guidelines.

In accordance with "A guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities,", the Financial Accounting Standard Board permitted a one-time reassessment of the appropriateness of the designations of all securities and a redesignation of securities, if appropriate. In December of 1995 and as a result of this reassessment, the Corporation reclassified securities with a cost of $12,101,000 and a market value of $12,253,000 from the held to maturity classification to the available for sale classification.

3.  LOANS, NET

Loans receivable consisted of the following (in thousands):

                                                September 30,
                                             -------------------
                                             1997           1996
                                             ----           ----
Conventional real estate loans:
 Fixed rate residential
   Held for sale                            $8,044          $   --
   Held for investment                      30,036          30,008
 Fixed rate commercial                       3,629           2,699
 Adjustable rate residential
   Held for sale                             7,000              --
   Held for investment                      57,365          39,076
 Adjustable rate commercial                    170             309
 Construction loans                         13,508           4,627
                                          --------        --------
Total real estate loans                    119,752          76,719
Other loans:                              --------        --------
 Consumer and installment loans              9,957           7,740
 Commercial loans                            2,550           1,879
 Consumer lines of credit                    4,961           1,736
 Loans secured by deposit accounts             183             414
                                          --------        --------
Total other loans                           17,651          11,769
                                          --------        --------
Total loans                                137,403          88,488
Less:                                     --------        --------
 Undisbursed portion of interim
  construction loans                        (6,598)         (1,644)
 Allowance for loan losses                    (928)           (799)
 Deferred loan origination fees                 80             (48)
                                          --------        --------
Total, net                                $129,957         $85,997
                                          ========         =======
Weighted-average interest rate of loans       8.05%           8.70%

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

Participations sold and serviced by the Corporation at September 30, 1997, 1996, and 1995 were approximately $64,730,000, $23,364,000, and $27,703,000, respectively. The Corporation sells loans in the secondary market without recourse and retains servicing rights. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees received from the investors as well as certain charges collected from the borrowers, such as late payment fees. In connection with these loans serviced for others, the Corporation held borrowers' escrow balances of $389,000 at September 30, 1997 and $420,000 at September 30, 1996.

Adjustable rate real estate loans (approximately $64,535,000 and $39,385,000 at September 30, 1997 and 1996, respectively) are subject to rate adjustments annually and generally are adjusted based on movement of the Federal Home Loan Bank National Monthly Median Cost of Funds rate or the Constant Maturity Treasury index. The maximum loan rates can be adjusted is 200 basis points in any one year with a lifetime cap of 600 basis points.

The Corporation makes commercial real estate loans which totaled approximately $3,629,000 and $3,008,000 at September 30, 1997 and 1996, respectively. These loans are considered by management to contain a somewhat greater risk of uncollectibility due to the dependency on income production or future development and sale of the real estate. These commercial real estate loans are collateralized by housing for the aged, churches, motels, apartments and other improved real estate.

Mortgage loans held for sale are stated at the lower of aggregate cost or market, net of discounts and deferred loan fees and are included in net loans in the consolidated balance sheet. Nonrefundable deferred origination fees and cost and discount points collected at loan closing, net of commitment fees paid, are deferred and recognized at the time of sale of the mortgage loans. Gain or loss on sales of mortgage loans is recognized based upon the difference between the selling price and the carrying amount of the mortgage loans sold. Other fees earned during the loan origination process are also included in net gain or loss on sales or mortgage loans.

During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that an entity recognize, as separate assets, rights to service mortgage loans for others, whether purchased or originated, by allocating the total cost of loans between the loan and the mortgage servicing rights ("MSR") based on their relative fair values. The effect of adoption of SFAS No. 122 was not material.

Capitalized MSRs are included in intangible assets in the consolidated balance sheet and are amortized based on a method which approximates the proportion of current net servicing revenues to the total estimated net servicing revenues expected to be recognized over the average estimated remaining lives of the underlying loans. Capitalized MSRs are assessed for impairment based on their fair values.

Under OTS regulations, the Bank may not make loans to one borrower in excess of 15% of unimpaired capital. This limitation does not apply to loans made before August 9, 1989. At September 30, 1997, the Bank had loans outstanding to one borrower ranging up to $1,217,000 and was in compliance with this regulation.

Also under current regulations, the Bank's aggregate commercial real estate loans may not exceed 400% of its capital as determined under regulatory requirements. These limitations are not expected to have a material impact on the Bank's ongoing operations.

At September 30, 1997 and 1996, loans which are accounted for on a non-accrual basis or are contractually past due ninety days or more totaled approximately $778,000 and $1,123,000, respectively. The amount the Corporation will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrower's ability to repay the loans. During the years ended September 30, 1997, 1996, and

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

1995, the Corporation recognized no interest income on loans past due 90 days or more, whereas, under the original terms of these loans, the Corporation would have recognized additional interest income of approximately $36,000, $34,000, and $13,000, respectively.

The changes in the allowance for loan losses consisted of the following (in thousands):

                                         Years Ended September 30,
                                       -------------------------------
                                       1997          1996         1995
                                       ----          ----         ----
Balance at beginning of year           $799          $878         $754
Provision for loan losses               243            --          105
(Charge-offs) recoveries, net          (114)          (79)          19
                                       ----          ----         ----
Balance at end of year                 $928          $799         $878
                                       ====          ====         ====

Directors and officers of the Corporation are customers of the Corporation in the ordinary course of business. Loans of directors and officers have terms consistent with those offered to other customers. Loans to officers and directors of the Corporation are summarized as follows (in thousands):

                                         Years Ended September 30,
                                         -------------------------
                                           1997            1996
                                           ----            ----

Balance at beginning of year               $712            $530
Loans originated during the year            685             343
Loan repayments during the year            (383)           (161)
                                         ------            ----
Balance at end of year                   $1,014            $712
                                         ======            ====

4.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following (in thousands):

                                               September 30,
                                          ---------------------
                                          1997             1996
                                          ----             ----
Land                                      $422             $237
Building and improvements                2,096            1,513
Office furniture, fixtures and
 equipment                               1,922            1,156
                                        ------           ------
Total                                    4,440            2,906

Less accumulated depreciation           (1,431)          (1,242)
                                        ------           ------
Office properties and equipment - net   $3,009           $1,664
                                        ======           ======
------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

5.  DEPOSIT ACCOUNTS

Deposit accounts at September 30, were as follows (in thousands):

                               1997                           1996
                     -----------------------       ------------------------
                     Rate     Balance      %       Rate      Balance      %
                     ----     -------      -       ----      -------      -

Account Type
------------
NOW accounts:
 Commercial
  noninterest-
  bearing           0.00%     $6,502    5.52%      0.00%     $1,602      1.71%
 Noncommercial      1.33%      9,982    8.47%      1.49%      6,765      7.22%
Money market
 checking accounts  3.89%      6,913    5.86%      3.90%      4,982      5.32%
Regular savings     2.43%     11,652    9.88%      2.25%     11,308     12.07%
Total demand and            --------   ------               -------    ------
 savings deposits   1.95%     35,049    29.73%     2.23%     24,657     26.32%
                            --------   ------               -------    ------
Savings certificates:
 Up to 3.00%                      22     0.02%                  125      0.13%
 3.01 %- 4.00%                    --     0.00%                   --      0.00%
 4.01 %- 5.00%                    --     0.00%                  957      1.02%
 5.01 %- 6.00%                77,401    65.64%               60,837     64.92%
 6.01 %- 7.00%                 5,342     4.61%                7,139      7.62%
Total savings               --------   ------               -------    ------
 certificates       5.39%     82,765    70.27%     5.43%     69,058     73.69%
                            --------   ------               -------    ------
Total deposit
 accounts           4.39%   $117,914   100.00%     4.62%    $93,715    100.00%
                            ========   ======               =======    ======

As of September 30, 1997 and 1996, total deposit accounts include approximately $1,528,000 and $2,071,000, respectively, of deposits from the Corporation's officers, shareholders, employees or parties related to them.

At September 30, 1997 and 1996, deposit accounts with balances of $100,000 and over totaled approximately $13,238,224 and $11,744,000, respectively.

Savings certificates by maturity were as follows (in thousands):

                                         September 30,
                                     -------------------
                                     1997           1996
                                     ----           ----

Maturity Date
-------------
Within 1 year                      $60,910         $54,345
After 1 but within 2 years          14,178           9,727
After 2 but within 3 years           4,017           2,803
Thereafter                           3,660           2,183
                                   -------         -------
Total certificate accounts         $82,765         $69,058
                                   =======         =======

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

Interest expense on deposits consisted of the following (in thousands):

                                          Years Ended September 30,
                                      ----------------------------------
                                      1997           1996           1995
                                      ----           ----           ----
Account Type
NOW accounts and money market
 deposit accounts                     $353            $264          $304
Passbook and statement savings
 accounts                              275             302           422
Certificate accounts                 4,062           3,926         3,397
Early withdrawal penalties             (24)            (13)          (28)
                                    ------          ------        ------
Total                               $4,666          $4,479        $4,095
                                    ======          ======        ======

6.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements at September 30, 1997 and 1996, amounted to $504 and $0, respectively. U.S. government securities with a book value of $1,000,000 ($1,002,000 market value) at September 30, 1997, are used as collateral for the agreements.

The Corporation enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed coupon reverse repurchase agreements are treated as financings. The obligations to repurchase securities sold are reflected as a liability and securities underlying the agreements continue to be reflected as assets in the Consolidated Statements of Financial Condition.

7.  ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

At September 30, 1997 and 1996, the Bank had $38,484,000 and $20,488,000,
respectively, of advances outstanding from the Federal Home Loan Bank and treasury, tax and loan deposits. The maturity of the advances from the Federal Home Loan Bank and treasury, tax and loan deposits is as follows (in thousands):

                                             September 30,
                                         ---------------------
                                         1997             1996
                                         ----             ----

Contractual Maturity:
Within one year - fixed rate           $15,979          $1,000
Within one year - adjustable rate            0           2,488
After one but within two years -
 fixed rate                              5,000           5,000
After one but within two years -
 adjustable rate                        17,000          12,000
                                       -------         -------
Total Advances - FHLB                  $37,979         $20,488
                                       =======         =======
Weighted average rate                     6.00%           6.30%

The Bank pledges as collateral to the advances their Federal Home Loan Bank Stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. The amount of qualifying mortgages was $106,880,000 and $71,157,000, respectively, at September 30, 1997 and 1996.

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

8. INCOME TAXES

Income tax expense is summarized as follows (in thousands):

                                        For the Years Ended September 30,
                                       -----------------------------------
                                       1997            1996           1995
                                       ----            ----           ----

Current                                $755            $540           $609
Deferred                                103            (166)            30
                                       ----            ----           ----
Total income taxes                     $858            $374           $639
                                       ====            ====           ====

The above tax expense summary does not include an income tax provision of $89,000, an income tax benefit of $55,000, and an income tax provision of $316,000 which were allocated to shareholders' equity during the years ended September 30, 1997, 1996 and 1995, respectively, relating to net unrealized losses on securities available for sale.

The provision for income taxes differed from amounts computed by applying the statutory federal rate of 34% to income before income taxes as follows (in thousands):

                                        For the Years Ended September 30,
                                       -----------------------------------
                                       1997            1996           1995
                                       ----            ----           ----

Tax at federal income tax rate         $783            $420           $576
Increase (decrease) resulting from:
 State income taxes, net of federal
  benefit                                91              57             93
 Interest on municipal bonds            (10)            (37)           (41)
Other, net                               (6)            (66)            11
                                       ----            ----           ----
Total                                  $858            $374           $639
                                       ====            ====           ====

The tax effects of significant items comprising the Corporation's deferred tax asset as of September 30, 1997 and 1996 are as follows (in thousands):

                                                      September 30,
                                                  ---------------------
                                                  1997             1996
                                                  ----             ----
DEFERRED TAX ASSETS:
 Deferred loan fees                                $32              $23
 Book reserves in excess of tax basis bad
  debt reserves arising after September
  30, 1988                                         177              168
 SAIF one-time assessment                            0              246
                                                 -----             ----
Total deferred tax asset                           209              437
                                                 -----             ----
DEFERRED TAX LIABILITIES:
 Difference between book and tax property basis    157              139
 Difference between book and tax Federal Home
  Loan Bank stock basis                            100               95
 Mark to market adjustment on securities            17               32
 Tax bad debt reserve in excess of base year
  reserve                                           94                0

Total deferred tax liability                       368              266
                                                 -----             ----
NET DEFERRED TAX ASSET (LIABILITY)               ($159)            $171
                                                 =====             ====
------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

Net deferred tax liabilities of $159,000 at September 30, 1997, are included in other liabilities in the balance sheet. Net deferred tax assets of $171,000 at September 30, 1996, are included in other assets in the balance sheet.

Legislation has been passed which repeals the "reserve" method of accounting for thrift bad debt reserves for the first tax year beginning after December 31, 1995 (the fiscal year ending September 30, 1997 for the Corporation). This legislation requires all thrifts (including the Corporation) to account for bad debts using either the specific charge-off method (available to all thrifts) or the experience method (available only to thrifts that qualify as "small banks," i.e. under $500 million in assets). The Corporation currently uses the experience method of accounting for its tax bad debt reserves. The legislation also suspends recapture of bad debt reserves taken through 1987 (i.e., the base year reserve), but requires thrifts to recapture or repay bad debt deductions taken after 1987 over six years. As of September 30, 1997, the bad debt reserve subject to recapture, for which deferred taxes have previously been provided, totaled approximately $275,000. As permitted under SFAS 109, no deferred tax liability is provided for approximately $1,636,000 ($621,000 approximate tax effect) of such tax bad debt reserves that arose prior to October 1, 1988.


9.  EMPLOYEE BENEFITS

The Corporation has a contributory profit-sharing plan which is available to all eligible employees. Annual contributions to the plan consist of an amount which matches participant contributions up to a maximum of 5% of a participant's compensation and a discretionary amount determined annually by the Corporation's Board of Directors. In addition, the corporation implemented a money purchase pension plan, effective October 1, 1996, in which all eligible employees participate. The annual contributions to the pension plan will be 5% of a participant's compensation. Employer expensed contributions to the plans were $91,000, $38,000, and $77,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

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

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

The Corporation had loan commitments as follows (in thousands):

                                                   September 30,
                                               ---------------------
                                               1997             1996
                                               ----             ----

Commitments to extend credit:
 Variable interest rate                          $0              $430
 Fixed interest rate                          1,290               464
                                            -------            ------
  Total loan commitments                      1,290               894
Undisbursed portion of interim construction
 loans                                        6,598             1,644
Unused portion of credit lines (principally
 variable-rate consumer lines secured by
 real estate)                                 4,463             2,161
                                            -------            ------
Total                                       $12,351            $4,699
                                            =======            ======

The Corporation has no additional financial instruments with off-balance sheet risk.

The Corporation has not been required to perform on any financial guarantees during the past two years. The Corporation has not incurred any losses on its commitments in 1997, 1996 or 1995.

The estimated fair values of the Corporation's financial instruments were as follows at September 30, 1997 (in thousands):

                                                September 30. 1997
                                       ----------------------------------
                                       Carrying Amount         Fair Value
                                       ---------------         ----------

Financial assets:
----------------
Cash and cash equivalents                  $7,821                 $7,821
Securities available for sale              15,855                 15,855
Securities held to maturity                 7,811                  7,927
FHLB Stock                                  2,105                  2,105
Loans                                     129,957                131,887
Accrued interest receivables                1,317                  1,317

Financial liabilities
---------------------
Deposits                                 $117,914               $115,332
Advances from FHLB and other borrowings    37,979                 38,457
Securities sold under repurchase
 agreements                                   504                    504

Off-balance-sheet asset (liabilities)
-------------------------------------
Commitments to extend credit              $12,351                $12,351

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

                                                September 30. 1997
                                       ----------------------------------
                                       Carrying Amount         Fair Value
                                       ---------------         ----------

Financial assets:
----------------
Cash and cash equivalents                  $3,685                 $3,685
Securities available for sale              22,174                 22,174
Securities held to maturity                11,622                 11,526
FHLB Stock                                    950                    950
Loans                                      85,997                 87,177
Accrued interest receivables                1,121                  1,121

Financial liabilities
---------------------
Deposits                                   93,715                 92,374
Advances from FHLB and other borrowings    20,488                 20,375

Off-balance-sheet asset (liabilities)
-------------------------------------
Commitments to extend credit               $4,699                 $4,699


11.  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                         For the Years Ended September 30,
                                         ---------------------------------
                                         1997           1996          1995
                                         ----           ----          ----
Cash paid for:

 Income taxes, net of refund             $873          $1,139         $123
 Interest                               6,333           5,001        5,301

Non-cash transactions:

 Loans foreclosed                           0              17          199
 Unrealized (loss) gain on investment
  and mortgage-backed securities
  available for sale                      166            (353)         196

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

Potential Impact of Changes in Interest Rates - The Corporation's profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Corporation's interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Corporation's interest-

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

earning assets consist primarily of long-term, fixed rate mortgage loans and investments which adjust more slowly to changes in interest rates than its interest-bearing liabilities which are primarily term deposits and advances. Accordingly, the Corporation's earnings would be adversely affected during periods of rising interest rates.

13.  STOCK OPTION AND OWNERSHIP PLANS

The Corporation has a stock option incentive compensation plan through which the Board of Directors may grant stock options to officers and employees to purchase common stock of the Corporation at prices not less than 100 percent of the fair market value on the date of grant. The outstanding options expire ten years from the date of grant. The Corporation applies Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for the plan. Accordingly, no compensation cost has been charged to operations. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method available under SFAS No. 123, "Accounting for Stock-Based Compensation", the Corporations's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                      For the Years Ended September 30,
                                      ---------------------------------

Net income (in thousands)              1997                       1996
                                       ----                       ----
 As reported                         $1,444                       $862
 Pro forma                            1,443                        859

Net income per common share
 As reported                          $1.76                      $1.07
 Pro forma                             1.76                       1.06

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997 and 1996: dividend yield of 30 percent, expected volatility of 17 percent, risk-free interest rate of 6 percent and expected lives of 10 years.

A summary of the status of the plan as of September 30, 1997 and 1996, and changes during the years ending on those dates is presented below (all shares have been adjusted for the 2 for 1 stock split in 1996):

                         Shares     Average Option Price   Expiration
  Grant Date             Granted         Per Share           Date
  ----------             -------         ---------           ----

June, 1990                4,080            $6.13         June, 2000
October, 1995            85,000             9.13         October, 2005
January, 1996             3,400             9.13         January, 2006
April, 1996               5,000            10.50         April, 2006
March, 1997               4,000            15.75         March, 2007
April, 1997                 300            15.63         April, 2007
 Total Shares Granted   101,780

As of September 30, 1997, the number of shares exercisable were 69,637. Options were exercised as follows:

                                                        Average Exercised
For the Years Ended September 30,    Shares Exercised   Price Per Share
---------------------------------    ----------------   ---------------
            1997                         16,414              $5.91
            1996                          4,642              $8.89
            1995                         23,878              $5.49

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

No stock options have been forfeited during the years ended September 30, 1997, 1996, and 1995. At September 30, 1997, 1,500 shares were available for grant.

The Plan also provides for stock appreciation rights ("SARs"). To date, no SARs have been granted. Employees participate in stock ownership through the profit sharing plan (see Note 9).

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

At September 30, 1997 and 1996, the Bank had the following actual and required capital amounts and ratios (in thousands):

                                             September 30, 1997
                                             ------------------
                                   Tangible         Core         Risk-Based
                                   Capital          Capital      Capital
                                   -------          -------      -------

Actual Capital                     $13,088          $13,088      $13,088
Unrealized losses on available
 for sale securities                    63               63           63
Goodwill and other intangible
 assets                              (2,009)         (2,009)      (2,009)
Allowances for loan and lease
 losses (1)                              --              --          928
                                    -------         -------      -------
Total Adjusted capital               11,142          11,142       12,070

Minimum Capital Requirement           2,556           5,111        7,310
                                    -------         -------      -------
Regulatory Capital Excess            $8,586          $6,031       $4,760
                                    -------          -------      -------
Regulatory Capital Ratio               6.54%           6.54%        13.21%

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

14.  SHAREHOLDERS' EQUITY, DIVIDEND RESTRICTIONS AND REGULATORY MATTERS
(continued)

                                            September 30, 1996
                                            ------------------
                                   Tangible         Core         Risk-Based
                                   Capital          Capital      Capital
                                   -------          -------      -------

Actual Capital                     $11,941          $11,941      $11,941
Unrealized losses on available for
 sale securities                       229              229          229
General allowance for loan
 losses (1)                             --               --          799
                                   -------          -------      -------
Total Adjusted capital              12,170           12,170       12,969

Minimum Capital Requirement          1,924            3,848        5,396
                                   -------          -------      -------
Regulatory Capital Excess          $10,246           $8,322       $7,573
                                   -------          -------      -------
Regulatory Capital Ratio              9.49%            9.49%       19.23%

(1) Limited to 1.25% of risk-weighted assets

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a material adverse effect on the corporation. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

15.  RECENTLY ISSUED ACCOUNTING STANDARDS

In February, 1997, the FASB issued SFAS No. 128, "Earnings per Share". Which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share". The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The Corporation anticipates that adoption of this standard will not have a material effect on net income per common share.

Also, in February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements for periods ending after December 31, 1997. This statement applies to both public and nonpublic entities. The new statement requires no change for entities subject to existing requirements. The Corporation anticipates that adoption of this standard will not have a material effect on the Company.

In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purposes financial statements. Under this statement, enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of the statement. The Corporation will adopt Statement 130 effective March 31, 1998 and will provide the required disclosures in the Company's Form 10-QSB.

Also in June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

Information". This statement establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated unless it is impractical to do so. It is not anticipated that the adoption of this statement will materially effect the Corporation's current method of financial reporting.

16.  UNION FINANCIAL BANCSHARES, INC. FINANCIAL INFORMATION (PARENT COMPANY
ONLY)

Condensed financial information for Union Financial is presented as follows (in thousands):

      Condensed Balance Sheets                           September 30,
      ------------------------                           -------------
                                                     1997            1996
      Assets:                                        ----            ----

      Cash and cash equivalents                       $400            $256
      Investment in subsidiary                      13,086          11,941
      Other                                             42              56
                                                   -------         -------
      Total Assets                                 $13,528         $12,253
                                                   =======         =======
      Liabilities and Shareholders' Equity:

      Liabilities                              $       --      $        --
      Shareholders' Equity                          13,528          12,253
                                                   -------         -------
      Total Liabilities and Shareholders' Equity   $13,528         $12,253
                                                   =======         =======


      Condensed Statements of Income            For Years Ended September 30,
      ------------------------------            -----------------------------
                                                      1997            1996
                                                      ----            ----
      Equity in undistributed earnings of
      subsidiary                                   $1,477            $893
      Other expense, net                              (33)            (31)
                                                   -------         -------
      Net income                                    $1,444            $862
                                                   =======         =======

      Condensed Statements of Cash Flows        For Years Ended September 30,
      ----------------------------------        -----------------------------
                                                      1997            1996
                                                      ----            ----
      Operating Activities:

      Net income                                    $1,444            $862
      Adjustments to reconcile net income to
        net cash used by operating activities:
        Equity in undistributed earnings of
        subsidiary                                 (1,477)           (893)
      Decrease in other assets                         14              18
                                                   -------         -------

      Net cash used by operating activities            (19)            (13)
                                                   =======         =======

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

      Financing Activities:

      Dividends received from subsidiary               500             500
      Dividends paid                                 (433)           (404)
      Proceeds from the exercise of stock options       96              41
                                                      ----            ----
      Net cash provided by financing activities        163             137
                                                      ----            ----
      Net increase in cash and cash equivalents        144             124
      Cash and cash equivalents at beginning of year   256             132
                                                      ----            ----
        Cash and cash equivalents at end of year      $400            $256
                                                      ====            ====
------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

                   -------------------------------------------
                               BOARD OF DIRECTORS

                   UNION FINANCIAL BANCSHARES AND SUBSIDIARIES
                   -------------------------------------------

Mason G. Alexander                       Carl L. Mason
Director, Mid-South Management Company   Chairman
                                         President, Carlisle Finishing
James W. Edwards
Dean of Academics, USC-Union             Dwight V. Neese
                                         President and Chief Executive Officer
William M. Graham                        Provident Community Bank
Owner, Graham's Flowers
                                         David G. Russell
Louis M. Jordan                          Self-employed accountant
President, Jordan's Ace Hardware, Inc.

                       ----------------------------------
                               LEADERSHIP GROUP

                             PROVIDENT COMMUNITY BANK
                       ----------------------------------

Benjamin D. Aiken                        David L. Garrett
Assistant Vice President                 Vice President
Internal Audit & Compliance Manager      Mortgage Loan Acquisitions

Carolyn H. Belue                         Robert J. Gregory
Assistant Vice President                 Assistant Vice President
Branch & Systems Administration Manager  Jonesville Branch Manger

Gerald L. Bolin                          George E. Hall
Vice President                           Vice President
Chief Operating Officer                  City Executive, Laurens

Clemmie W. Boyd                          Dwight V. Neese
Assistant Vice President                 President
Duncan By-Pass Branch Manager            Chief Executive Officer

Holly Coffer                             James G. Roof
Assistant Vice President                 Vice President
Financial Accounting Manager             Mortgage Lending Sales Manager

Gregory S. Duncan                        Michael H. Vanderford
Vice President                           Vice President
Credit Administration Manager            Mortgage Lending

Richard H. Flake                         David B. Walker
Executive Vice President                 Assistant Vice President
Chief Financial Officer                  Consumer Lending Manger

Emma Garner                              Wanda J. Wells
Assistant Vice President                 Vice President & Corporate Secretary
Collections Officer                      Human Resource Manager

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

                              CORPORATE INFORMATION


Common Stock Information
------------------------
Union Financial Bancshares, Inc.'s (UFBS) common stock is quoted on the Over-the-Counter Bulletin Board. The
Corporation is not included on either the Nasdaq
National market or the Small Cap market. As of September 30, 1997, the bid and ask prices for Union
Financial Bancshares, Inc. was $21.25 and $24.75, respectively. Quotations are obtained form the National
Daily Quotation Service. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily reflect actual transactions.

As of September 30, 1997, there were 467 shareholders of record and 827,700 shares of common stock issued and outstanding. This does not reflect the number of persons or entities who held their stock in nominee or "street" names.

Dividend Information
--------------------

During the year ended September 30, 1997, the Corporation declared and paid a cash dividend of $.53 per share. See
Note 13 to the financial statements for information regarding certain limitations imposed on the Bank's ability to pay cash dividends to the holding company

Dividend Reinvestment and Stock Purchase Plan
---------------------------------------------

During the year ended September 30, 1997, the Corporation implemented a dividend reinvestment program that allow shareholders to purchase additional shares with corporate dividends and additional cash purchases.
Details of the program are outlined in the dividend reinvestment prospectus. To receive more information, please contact Shareholder Services at the corporate address.

          10-KSB Information
          ------------------

A copy of the Form 10-KSB filed with the Securities and Exchange Commission, will be furnished to shareholders upon written request to the Corporate Secretary, Union
Financial Bancshares, Inc., 203 West Main Street, Union,
South Carolina 29379.

       Annual Meeting of Shareholders
       ------------------------------

The Annual Meeting of Shareholders will convene at the Community Room of the University of South Carolina,
Union Campus, Academy and North Mountain Street, Union,
South Carolina on January 22, 1998 at 2:00 p.m..

           Additional Information
           ----------------------

If you are receiving duplicate mailing of shareholder reports due to multiple accounts, we can consolidate the mailings without affecting your account registration.
To do this, or for additional information, contact our Shareholder Relations Officer, at the Corporate address shown below.

Corporate Offices
-----------------

203 West Main Street
Union, South Carolina 29379

Transfer Agent
--------------

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016
(800) 456-0596

Independent Certified Public Accountants
----------------------------------------

Elliott, Davis & Company, LLP
870 South Pleasantburg Drive
Greenville, SC 29607-6286

Special Counsel
---------------

Breyer & Aguggia
1300 I Street, N.W.
Washington, D.C.  20005

General Counsel
---------------

Whitney, White and Diamaduros
203 West South Street
Union, South Carolina 29379

Stock Information
-----------------

Wheat First Butcher Singer
P. O. Box 10586
Greenville, SC 29603
(800) 695-5104

Trident Securities, Inc.
4601 Six Forks Road
Raleigh, NC   27609
(800) 222-2618

Shareholder Services Officer
----------------------------

Wanda J. Wells
Union Financial Bancshares, Inc.
203 West Main Street
Union, SC 29379
(864) 429-1861

------------------------------------------------------------------------------
                    UNION FINANCIAL BANCSHARES, INC.

                    UNION FINANCIAL BANCSHARES, INC.
                         Corporate Offices:
                    203 West Main Street  PO Box 866
                    Union, South Carolina 29379-0866
                              864-427-9000

                                EXHIBIT NO. 21

                          Subsidiaries of Registrant



                                        Percentage      Jurisdiction or State
Subsidiaries                            Owned           of Incorporation
------------                            -----           ----------------

Provident Community Bank                  100%               United States

Provident Financial Services, Inc. (a)    100%               South Carolina

____________
(a) A wholly-owned subsidiary of Provident Community Bank.

                            Exhibit 23

             [Letterhead of Elliott, Davis & Company, L.L.P.]


          CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ---------------------------------------------------

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-3628) pertaining to the 1987 Stock Option Plan and the 1995 Stock Option Plan of Union Financial Bancshares, Inc. of our report dated November 27, 1997, with respect to the consolidated financial statements of Union Financial Bancshares, Inc. and subsidiary incorporated by reference in the Annual Report on Form 10-KSB for the year ended September 30, 1997.

                                     /s/Elliott, Davis & Company, L.L.P.

                                     Elliott, Davis & Company, L.L.P.

December 24, 1997
Greenville, South Carolina