Form 10-Q
period 1997-12-31
UNION FINANCIAL BANCSHARES INC
filed 1998-02-12
CIK 926164

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

   X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1997
                                       -----------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------  SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to
                                       -------------    ------------

                      COMMISSION FILE NUMBER 1-5735

                     UNION FINANCIAL BANCSHARES, INC.
                     --------------------------------

Delaware                                                57-1001177
------------------------------------------------------------------------------
(Jurisdiction of Incorporation)           (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                          29379
-------------------------------------------                      -------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code (864)427-7692

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 835,191 shares, $0.01 par value, common stock as of December 31, 1997.

                       UNION FINANCIAL BANCSHARES, INC.

                                  INDEX

Part I.           Financial Information                                 Page
                  ---------------------                                 ----

            Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of December 31, 1997
             and September 30, 1997                                      3

            Consolidated Statements of Income for the three months
             ended December 31, 1997 and 1996                            4

            Consolidated Statements of Cash Flows for the three
             months ended December 31, 1997 and 1996                   5-6

            Notes to Consolidated Financial Statements                 7-9

            Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations            10-13


Part II.    Other Information                                        14-16
            -----------------

            Signatures                                                  17

Item 1.  Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1997 (unaudited) and September 30, 1997


                                            December 31,      September 30,
ASSETS                                          1997              1997
                                             ------------      -------------
                                                 (DOLLARS IN THOUSANDS)

Cash                                         $      1,245      $       1,608
Short term interest-bearing deposits                2,405              6,213
                                             ------------      -------------
Total cash and cash equivalents                     3,650              7,821
Investment and mortgage-backed securities:   ------------      -------------
  Held to maturity                                  5,185              7,811
  Available for sale                               12,476             15,855
                                             ------------      -------------
Total investment and mortgage-backed securities    17,661             23,666
Loans, net
  Held for sale                                    28,457             15,044
  Held for investment                             112,701            114,913
                                             ------------      -------------
Total loans receivable, net                       141,158            129,957
Office properties and equipment, net                3,126              3,009
Federal Home Loan Bank Stock, at cost               1,850              2,105
Accrued interest receivable                         1,086              1,317
Other assets                                        3,577              3,369
                                             ------------      -------------
TOTAL ASSETS                                 $    172,108      $     171,244
                                             ============      =============
LIABILITIES

Deposit accounts                             $    115,899      $     117,914
Securities sold under repurchase agreements         1,192                504
Advances from the Federal Home Loan Bank
 and other borrowings                              39,973             37,979
Accrued interest on deposits                          273                314
Advances from borrowers for taxes and insurance       261                389
Other liabilities                                     567                617
                                             ------------      -------------
TOTAL LIABILITIES                                 158,165            157,717
                                             ------------      -------------
SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                0                  0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
  issued and outstanding - 835,191 shares
  at 12/31/97 and 827,700 at 9/30/97                    8                  8
Additional paid-in capital                          4,145              3,993
Unrealized (loss) on investment and
  mortgage-backed securities
  available for sale                                  (59)               (63)
Retained earnings, substantially restricted         9,849              9,589
                                             ------------      -------------
TOTAL SHAREHOLDERS' EQUITY                         13,943             13,527
                                             ------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    172,108      $     171,244
                                             ============      =============

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 1997 (unaudited) and 1996 (unaudited)

                                                     Three Months Ended
                                                December 31,     December 31,
                                                   1997              1996
                                                ------------     ------------
                                                    (DOLLARS IN THOUSANDS)

Interest Income:
  Loans                                         $      2,892     $      1,975
  Deposits and federal funds sold                         27               17
  Mortgage-backed securities                             122              218
  Interest and dividends on
   investment securities                                 227              380
                                                ------------     ------------
Total Interest Income                                  3,268            2,590
                                                ------------     ------------
Interest Expense:
  Deposit accounts                                     1,304            1,071
  Advances from the FHLB and other borrowings            507              336
                                                ------------     ------------
Total Interest Expense                                 1,811            1,407
                                                ------------     ------------
Net Interest Income                                    1,457            1,183
  Provision for loan losses                               45               38
Net Interest Income After                       ------------     ------------
   Provision for Loan Losses                           1,412            1,145
                                                ------------     ------------
Non-Interest Income:
  Fees for financial services                            189              114
  Loan servicing fees (costs)                              6               (1)
  Net gains (losses) on sale of loans                     75                0
  Net gains on sale of investments                         0               23
                                                ------------     ------------
Total Non-Interest Income                                270              136
                                                ------------     ------------
Non-Interest Expense:
  Compensation and employee benefits                     554              358
  Occupancy and equipment                                224              163
  Deposit insurance premiums                              16               56
  Professional services                                   89               63
  Real estate operations                                   3                1
  Other                                                  223              103
                                                ------------     ------------
Total Non-Interest Expense                             1,109              744
                                                ------------     ------------
Income Before Income Taxes                               573              537
Income tax expense                                       213              198
                                                ------------     ------------
Net Income                                      $        360     $        339
                                                ============     ============

Basic Net Income Per Common Share               $       0.43     $       0.42
                                                ============     ============
Diluted Net Income Per Common Share             $       0.40     $       0.39
                                                ============     ============
Weighted Average Number of
  Common Shares Outstanding

Basic                                                832,706          813,275

Diluted                                              896,010          864,848

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1997 (unaudited) and 1996 (unaudited)

                                                 Three Months Ended
                                            December 31,     December 31,
                                                1997             1996
                                            ------------     ------------
                                                   (IN THOUSANDS)

OPERATING ACTIVITIES:

Net income                                     $360             $339
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                      45               38
  Amortization of intangibles                    53                0
  Depreciation expense                           55               41
  Recognition of deferred income, net of costs   (8)             (17)
  Deferral of fee income, net of costs           98               57
  (Gain) Loss on investment transactions          0              (23)
  Loans originated for sale                  23,094                0
  Sale of loans                             (23,094)               0
  (Gain) loss on sale of loans                   75                0
  Changes in operating assets and liabilities:
   Decrease (increase) in accrued interest
    receivable                                  231               66
   Decrease (increase) in other assets         (260)             431
  (Decrease)Increase in other liabilities      (177)           1,027
   Increase (decrease) in accrued interest
    payable                                     (41)             165
                                           --------         --------
Net cash provided by (used by) operating
 activities                                     431            2,124
                                           --------         --------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-
 backed securities:
   Held to maturity                               0                0
   Available for sale                        (1,148)            (450)
Proceeds from sale of investment and
 mortgage-backed securities                       0            4,295
Proceeds from maturity of investment and
 mortgage-backed securities:
   Held to maturity                               0            1,022
   Available for sale                         6,724            2,454
Principal repayments on mortgage-backed
 securities:
   Held to maturity                              40                0
   Available for sale                           389              652
Loan originations                           (19,707)         (21,507)
Principal repayments of loans                 8,300            2,104
Proceeds from sale of real estate acquired
 in settlement of loans                           0               66
Purchase of FHLB stock                            0             (460)
Redemption of FHLB stock                        255                0
Purchase of office properties and equipment    (171)             (24)
                                           --------         --------
Net cash provided by (used by) investing
 activities                                 ($5,318)        ($11,848)
                                           --------         --------

FINANCING ACTIVITIES:

Proceeds from the exercise of stock options            $0              $30
Proceeds from the dividend reinvestment plan          151               $0
Dividends paid in cash ($0.135  per share - 1997
  and $0.125 per share - 1996)                       (102)            (102)
Proceeds from FHLB advances and other borrowings   26,100           29,790
Repayment of FHLB advances and other borrowings   (24,106)         (21,200)
Increase (Decrease) in securities sold under
 repurchase agreement                                 688
Increase (Decrease) in deposit accounts            (2,015)            (242)

Net cash (used by) provided by financing
 activities                                           716            8,276
                                                  -------          -------
NET DECREASE\INCREASE IN CASH
   AND CASH EQUIVALENTS                            (4,171)          (1,448)
                                                  -------          -------
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                           7,821            3,685
                                                  -------          -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                $3,650           $2,237
                                                   ======           ======
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                        $50               $0
  Interest                                          1,852            1,242

Non-cash transactions:
  Loans foreclosed                                      0               49

See notes to consolidated financial statements.

                    UNION FINANCIAL BANCSHARES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiary, Provident Community
Bank (the "Bank"). The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1997 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

In February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which was effective for financial statements for periods ending after December 31, 1997. This statement applies to both public and nonpublic entities. The new statement requires no change for entities subject to existing requirements. The adoption of this standard did not have a material effect on the Company.

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

2.    Income Per Share

Income per share amounts for the three months ended December 31, 1997 and 1996 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

During the quarter, the Corporation adopted SFAS No. 128, "Earnings per Share" which requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The adoption of the standard did not have a material effect on EPS.

3.    Assets Pledged

Approximately $9,341,000 and $9,013,000 of debt securities at December 31, 1997 and September 30, 1997, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, the City of Union and certain other liabilities. The Bank pledges as collateral to Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.    Contingencies and Loan Commitments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 1997 related to these items is summarized below:

Loan Commitments:                                      Contract Amount
----------------                                       ---------------
       Approved loan commitments                        $  1,902,000

       Unadvanced portions of loans                        4,117,000
       Total loan commitments                           $  6,019,000

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

Commitments outstanding at December 31, 1997 consist of fixed and adjustable rate loans of approximately $6,019,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $11,114,000. Of these lines, the outstanding loan balances totaled approximately $6,651,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $1,500,000, which had an outstanding balance at December 31, 1997 of approximately $226,000. At December 31, 1997, the Bank had loan commitments to sell $24,000,000 in fixed rate residential loans which had not been closed to Freddie Mac for the months of January-March, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

On November 9, 1994, Provident Community Bank (the "Bank"), formerly Union Federal Savings Bank, reorganized into the holding company form of ownership, resulting in Union Financial Bancshares, Inc. (the "Corporation") becoming the sole stockholder of the Bank (after resolution of dissenters' rights).

Financial Condition
-------------------

At December 31, 1997 total assets of the Corporation increased .50% to $172,108,000 from $171,244,000 at September 30, 1997. The increase was due primarily to an increase in loans receivable, net, of approximately $11,201,000 or 8.61% during the three months ended December 31, 1997. The increase was due primarily to increased origination of fixed-rate loans held for sale through the wholesale mortgage operation in the three months ended December 31, 1997. This increase in loans receivable was funded by a reduction in investments and mortgage-backed securities that resulted from maturities and calls and through the use of cash and cash equivalents, which decreased 53.33% since September 30, 1997. Total investment and mortgage-backed securities decreased $6,005,000, or 25.37%, to $17,661,000 during the three months ended December 31, 1997. The current year trend for loan production is expected to be slower growth with fixed rate production generated being securitized and sold in the secondary market. Deposits decreased $2,015,000 or 1.71% to $115,899,000 for the three months ended December 31, 1997. The decrease was a result of reductions in regular savings balances due to the payment of Christmas club accounts and reductions in demand account balances. Borrowings increased $1,994,000 or 5.25% from $37,979,000 at September 30, 1997 to $39,973,000 at December 31, 1997, as a
result of increased loan originations.

As of December 31, 1997, real estate acquired through foreclosure ("REO") consisted of one property with a net book value of $1,500. Repossessed assets consisted of $8,550 of automobiles as of December 31, 1997. REO and repossessed assets are carried at their estimated fair values less estimated selling costs.

Liquidity
---------

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

The OTS imposes a minimum level of liquidity on the Bank which is currently 4% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 5.08% as of December 31, 1997.
As in the past, management expects that the Bank can meet its obligations to fund outstanding mortgage loan commitments, which were approximately $1,902,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of December 31, 1997, while maintaining liquidity in excess of regulatory requirements.

Capital Resources
-----------------

The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 3% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

As of December 31, 1997, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                               Requirement   Actual   Excess
----------------------------------------------------------------------------
Tangible capital                                $2,571     $11,455   $8,884
Tangible capital to adjusted total assets         1.50%       6.68%    5.18%

Core capital                                    $5,141     $11,455   $6,314
Core capital to adjusted total assets             3.00%       6.68%    3.68%

Risk based capital                              $7,520     $12,400   $4,880
Risk based capital to risk weighted assets        8.00%      13.19%    5.19%

The reported capital requirements are based on information reported in the OTS December 31, 1997 quarterly thrift financial report.

Results of Operations for the Three Months Ended December 31, 1997 and 1996
---------------------------------------------------------------------------

General
-------

Net income increased $21,000 or 6.19% to $360,000 for the three months ended December 31, 1997 as compared to the same period in 1996. The increase in net income was due primarily to a 23.16% increase in net interest income for the three months ended December 31, 1997 as compared to the same period in 1996.

Interest Income
---------------

Interest income increased $678,000 or 26.18% for the three months ended December 31, 1997 as compared to the same period in 1996. Interest income on loans increased 46.43% or $917,000 to $2,892,000 for the three months ended December 31, 1997 from $1,975,000 for the three months ended December 31, 1996 due to higher loan volumes. The average balance of loans increased as a result of the investment of the funds received in connection with the acquisition of the Laurens branch in March, 1997. Interest income on overnight deposits and federal funds sold and on mortgage-backed securities had a net decrease of $86,000 for the three months ended December 31, 1997 as compared to the same period in the prior year due primarily to lower balances. Interest and dividends on investment securities decreased $153,000 or 40.26% for the three months ended December 31, 1997 to $227,000 from $380,000 during the same period in 1996. The decrease was due primarily to a reduction in the level of investment securities due to the high volume of agency calls experienced during the quarter.

Interest Expense
----------------

The Corporation experienced an overall increase of $404,000 or 28.27% in interest expense for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996 due primarily to the acquisition of the Laurens branch deposit base. Interest expense on deposit accounts increased $233,000 or 21.76% to $1,304,000 for the three months ended December 31, 1997 from $1,071,000 during the same period in 1996. Interest expense on borrowings increased $171,000 for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. The increase was due to higher volumes in FHLB advances during the period which were required to fund higher loan originations.

Provision for Loan Loss
-----------------------

During the three months ended December 31, 1997, provisions for loan losses were $45,000 as compared to $38,000 for the same period in the previous year. The increase in loan loss provisions are consistent with the growth in loans. Management believes the Bank's loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at December 31, 1997 were approximately .82% of the Bank's outstanding loan portfolio, net compared to .82% for the same period in the previous year.

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                       December 31, 1997   September 30, 1997
                                       -----------------   ------------------

Non-accruing loans which are
contractually past due 90 days
or more:

Real Estate:
Residential                                $  632                $  751
Commercial                                      0                    26
Construction                                   --                    --
Non-mortgage                                   20                    --
                                           ------                ------
Total                                      $  652                $  777
                                           ======                ======
Percentage of loans receivable, net          0.46%                 0.60%
                                             ====                  ====
Allowance for loan losses                    $944                  $928
                                             ====                  ====
Real estate acquired through
foreclosure and repossessed
assets, net of allowances                     $ 2                   $ 2

Non Interest Income and Expense
-------------------------------

Total non-interest income increased $134,000 or 98.53% to $270,000 for the three months ended December 31, 1997 from $136,000 for the same period in the previous year. This increase reflects the operation of the branch acquired from First Union on March 24, 1997. Gains on sale of loans was $75,000 for the three months ended December 31, 1997 as compared to $0 for the three months ended December 31, 1996. The gains reflect the operations of the Mortgage Division that was established in the third quarter of the previous year.

For the three months ended December 31, 1997, total non-interest expense increased $365,000 or 49.06% to $1,109,000 from $744,000 for the same period in 1996. The current year period ending December 31, 1997 includes additional expenses for a new branch acquisition along with expenses for the new Mortgage Division. Compensation and employee benefits increased $196,000 or 54.75% to $554,000 for the three months period ended December 31, 1997 from $358,000 for the same period in 1996. Occupancy and equipment expense increased $61,000 or 37.42% to $224,000 for the three months ended December 31, 1997 from $163,000 for the same period in 1996. Professional services expenses increased $26,000 or 41.27% to $89,000 for the three month period ended December 31, 1997 from $63,000 for the same period in 1996. The increase in compensation and employee benefits was due to cost of living increases along with additional staffing for the new branch acquisition and Mortgage Division. Occupancy and equipment expense increased due to increases in maintenance and data processing expenses. Professional services expenses increased due to additional advertising and legal expenses incurred for the name change of the subsidiary bank. These increases were partially offset by a decrease in deposit insurance premiums for the three months ended December 31, 1997 due to reduction in the deposit assessment rate from 23 basis points to 6.45 basis points.

                        PART II  - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

            The Corporation is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Corporation.

Item 2.     Changes in Securities
            ---------------------

            Not applicable.

Item 3.     Defaults upon Senior Securities
            -------------------------------

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

Item 5.     Other Information
            -----------------

            Year 2000 Issues
            ----------------

            The Corporation recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. The Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement on May 5, 1997, outlining five phases for institutions to effectively manage the Year 2000 challenge. The phases were: Awareness; Assessment; Renovation; Validation; and, Implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by September 30, 1997 and to have renovation work largely completed and testing well underway by December 31, 1998. The Corporation has an internal task force assigned to this project and the Board of Directors and management of the Company have established year 2000 compliance as a strategic initiative. The Corporation is well into the assessment phase of the project. While the Corporation believes that it has available resources to assure year 2000 compliance, it is to some extent dependent on vendor cooperation. At the present time, the Corporation expects its most critical application software vendor to have all of its systems compliant by January, 1999. The Corporation expects to install the necessary software releases in fiscal 1999 and have testing of such systems substantially completed by March 31, 1999. At this time, the Corporation has not determined the cost of making modification to correct any year

            2000 problems; however, equipment and software expenses are not expected to materially differ from past results.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            Exhibits
            --------

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


                    UNION FINANCIAL BANCSHARES, INC.
                    --------------------------------
                            (Registrant)



Date:  2/10/98                            By:  /s/ Dwight V. Neese
                                               -------------------------------
                                               Dwight V. Neese, CEO


Date:  2/10/98                            By:  /s/ Richard H. Flake
                                               -------------------------------
                                               Richard H. Flake, CFO