Form 10QSB
period 1998-03-31
UNION FINANCIAL BANCSHARES INC
filed 1998-05-13
CIK 926164

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              -----------

                              FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998
                                    --------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to
                                    -------------    -------------

                     COMMISSION FILE NUMBER 1-5735


                    UNION FINANCIAL BANCSHARES, INC.
                    --------------------------------

Delaware                                              57-1001177
-----------------------------------------------------------------------------
(Jurisdiction of Incorporation)          (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                          29379
-------------------------------------------                       -----------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,265,647 shares, $0.01 par value, common stock as of March 31, 1998.

                    UNION FINANCIAL BANCSHARES, INC.


                                 INDEX

Part I.            Financial Information                             Page
                   ---------------------                             ----

          Item 1.  Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets as of March 31, 1998
          and September 30, 1997                                       3

          Consolidated Statements of Income for the three and
          six months ended March 31, 1998 and 1997                     4

          Consolidated Statements of Cash Flows for the six
          months ended March 31, 1998 and 1997                       5-6

          Notes to Consolidated Financial Statements                 7-9

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10-13

Part II.  Other Information                                        14-16
          -----------------

          Signatures                                                  17

Item 1.    Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 1998 (unaudited) and September 30, 1997

                                               March 31,      September 30,
ASSETS                                           1998             1997
                                              ---------       -------------
                                                 (DOLLARS IN THOUSANDS)

Cash                                       $         1,909    $         1,608
Short term interest-bearing deposits                 2,989              6,213
                                           ---------------    ---------------
Total cash and cash equivalents                      4,898              7,821
                                           ---------------    ---------------
Investment and mortgage-backed securities:
  Held to maturity                                   4,004              7,811
  Available for sale                                16,842             15,855
                                           ---------------    ---------------
Total investment and mortgage-backed
 securities                                         20,846             23,666
Loans , net
  Held for sale                                     38,252             15,044
  Held for investment                              110,300            114,913
                                           ---------------    ---------------
Total loans receivable, net                        148,552            129,957
Office properties and equipment, net                 3,194              3,009
Federal Home Loan Bank Stock, at cost                2,108              2,105
Accrued interest receivable                          1,173              1,317
Other assets                                         5,329              3,369
                                           ---------------    ---------------
TOTAL ASSETS                               $       186,100    $       171,244
                                           ===============    ===============
LIABILITIES

Deposit accounts                           $       127,299    $       117,914
Securities sold under repurchase agreements          1,306                504
Advances from the Federal Home Loan Bank
  and other borrowings                              42,142             37,979
Accrued interest on deposits                           298                314
Advances from borrowers for taxes and
 insurance                                             318                389
Other liabilities                                      442                617
                                           ---------------    ---------------
TOTAL LIABILITIES                                  171,805            157,717
                                           ---------------    ---------------
SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                 0                  0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
   issued and outstanding - 1,265,647 shares
   at 3/31/98 and 827,700 at 9/30/97                    12                  8
Additional paid-in capital                           4,249              3,993
Unrealized (loss) on investment and mortgage-
  backed securities available for sale                (113)               (63)
Retained earnings, substantially restricted         10,147              9,589
                                           ---------------    ---------------
TOTAL SHAREHOLDERS' EQUITY                          14,295             13,527
                                           ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $      186,100    $       171,244
                                            ==============    ===============

See notes to consolidated financial statements.

                                       3
PAGE

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three  and Six Months Ended March 31, 1998 (unaudited) and 1997 (unaudited)

                                 Three Months Ended       Six Months Ended
                                March 31,  March 31,    March 31,  March 31,
                                  1998        1997         1998      1997
                                --------- ----------    ---------  ---------
                               (DOLLARS IN THOUSANDS)  (DOLLARS IN THOUSANDS)

Interest Income:
  Loans                        $   2,908   $   2,292    $   5,800  $   4,267
  Deposits and federal funds
   sold                               33          11           60         28
  Mortgage-backed securities         133         138          255        356
  Interest and dividends on
   investment securities             208         378          435        758
                               ---------   ---------    ---------  ---------
Total Interest Income              3,282       2,819        6,550      5,409
                               ---------   ---------    ---------  ---------

Interest Expense:
  Deposit accounts                 1,352       1,056        2,656      2,127
  Advances from the FHLB and
   other borrowings                  499         480        1,006        816
                               ---------   ---------    ---------  ---------
Total Interest Expense             1,851       1,536        3,662      2,943
                               ---------   ---------    ---------  ---------

Net Interest Income                1,431       1,283        2,888      2,466
  Provision for loan losses           19         106           64        144
                               ---------   ---------    ---------  ---------
Net Interest Income After
   Provision for Loan Losses       1,412       1,177        2,824      2,322
                               ---------   ---------    ---------  ---------
Non Interest Income:
  Fees for financial services        187         138          376        252
  Loan servicing fees (costs)        (14)         (1)          (8)       (11)
  Net gains (losses) on sale of
   loans                              99           0          174          0
  Net gains on sale of
   investments                         0          15            0         38
                               ---------   ---------    ---------  ---------
Total Non Interest Income            272         152          542        279
                               ---------   ---------    ---------  ---------
Non Interest Expense:
  Compensation and employee
   benefits                          563         386        1,118        744
  Occupancy and equipment            235         161          459        324
  Deposit insurance premiums          16           3           32         59
  Professional services               65          85          154        148
  Real estate operations               2          (5)           5         (4)
  Other                              178         125          400        228
                               ---------   ---------    ---------  ---------
Total Non Interest Expense         1,059         755        2,168      1,499
                               ---------   ---------    ---------  ---------
Income Before Income Taxes           625         574        1,198      1,102
Income tax expense                   229         210          442        408
                               ---------   ---------    ---------  ---------
Net Income                       $   396     $   364      $   756    $   694
                               =========   =========    =========  =========


Basic Net Income Per Common
  Share                          $  0.31     $  0.30      $  0.60    $  0.57
                               =========   =========    =========  =========
Diluted Net Income Per Common
  Share                          $  0.31     $  0.28      $  0.57    $  0.54
                               =========   =========    =========  =========
Weighted Average Number of
  Common Shares Outstanding

Basic                          1,258,672   1,229,481    1,253,813  1,216,929

Diluted                        1,296,256   1,300,425    1,320,398  1,294,289

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three  and Six Months Ended March 31, 1998
 (unaudited) and 1997 (unaudited)

                                 Three Months Ended       Six Months Ended
                                March 31,  March 31,    March 31,  March 31,
                                  1998        1997         1998      1997
                                --------- ----------    ---------  ---------
                               (DOLLARS IN THOUSANDS)  (DOLLARS IN THOUSANDS)

Net Income                      $   396     $   364     $   756    $   694

Other comprehensive income,
 net of tax:

 Unrealized gains (losses)
   on securities:
   Unrealized holding gains
     (losses) arising
    during period                   (53)       (147)       (49)        (24)
                               --------    --------     ------     -------
Net Comprehensive  Income        $  343      $  217    $   707     $   670
                               ========    ========     ======     =======

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1998 (unaudited) and 1997 (unaudited)

                                                       Six Months Ended
                                                   March 31,        March 31,
                                                     1998             1997
                                                  ----------        ---------
                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                            $756             $694
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                             65              144
  Amortization of intangibles                          106                0
  Depreciation expense                                  91               83
  Recognition of deferred income, net of costs          (8)             (11)
  Deferral of fee income, net of costs                 179               87
  (Gain) Loss on investment transactions                 0              (38)
  Loans originated for sale                         62,782                0
  Sale of loans                                    (62,782)               0
  (Gain) loss on sale of loans                        (174)               0
  Changes in operating assets and liabilities:
   Decrease (increase) in accrued interest
    receivable                                         144             (217)
   Decrease (increase) in other assets              (1,982)             665
   Decrease (increase) in deposit premium
    intangible                                           0           (2,115)
   Increase (decrease) in other liabilities           (246)            (695)
   Increase (decrease) in accrued interest payable     (17)              65
                                                    ------           ------
Net cash provided by (used by) operating
  activities                                        (1,086)          (1,338)
                                                    ------           ------
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities:
   Held to maturity                                      0           (2,000)
   Available for sale                               (4,728)          (1,950)
Proceeds from sale of investment and mortgage-
    backed securities                                    0            5,763
Proceeds from maturity of investment and mortgage-
    backed securities:
   Held to maturity                                      0                0
   Available for sale                                6,724            3,389
Principal repayments on mortgage-backed securities:
   Held to maturity                                     40               37
   Available for sale                                  783            1,559
Loan originations                                  (37,707)         (42,390)
Principal repayments of loans                       18,947            5,535
Proceeds from sale of real estate acquired
   in settlement of loans                               22               14
Purchase of FHLB stock                                  (3)            (717)
Redemption of FHLB stock                                 0              225
Purchase of office properties and equipment           (275)            (912)
                                                    ------           ------
Net cash provided by (used by) investing
 activities                                       ($16,197)        ($31,447)
                                                  --------         --------

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1998 (unaudited) and 1997 (unaudited)

                                                       Six Months Ended
                                                   March 31,        March 31,
                                                     1998             1997
                                                   ---------        ----------
                                                        (IN THOUSANDS)
FINANCING ACTIVITIES:

Proceeds from the exercise of stock options            $39              $62
Proceeds from the dividend reinvestment plan           169                0
Dividends paid in cash ($0.135  per share - 1997
  and $0.125 per share - 1996)                        (198)            (212)
Proceeds from FHLB advances and other borrowings    59,100           70,241
Repayment of FHLB advances and other borrowings    (54,937)         (60,550)
Increase (Decrease) in securities sold under
  repurchase agreements                                802                0
Acquired deposits from purchased branch                  0           20,144
Increase (Decrease) in deposit accounts              9,385            3,983
                                                    ------           ------
Net cash (used by) provided by financing
 activities                                         14,360           33,668
                                                    ------           ------
NET DECREASE\INCREASE IN CASH AND CASH EQUIVALENTS  (2,923)             883

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     7,821            3,685
                                                    ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $4,898           $4,568
                                                    ======           ======
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                        $240             $302
  Interest                                           2,673            2,943

Non-cash transactions:
  Loans foreclosed                                       0                0

See notes to consolidated financial statements.

                    UNION FINANCIAL BANCSHARES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Presentation of Consolidated Financial Statements
     -------------------------------------------------

The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiary, Provident Community Bank (the "Bank"). The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1997 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior
year's financial   statements have been reclassified to conform with
current year classifications.

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

In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purposes financial statements. Under this statement, enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of the statement. The Corporation adopted Statement 130 effective March 31, 1998 and provided the required disclosures in the Company's Form 10-Q.

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

2.   Income Per Share
     ----------------

Effective January 29, 1998, the Corporation declared a three-for-two stock split in the form of a 50% stock dividend of the Corporation's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock split.

Income per share amounts for the three and six months ended March 31, 1998 and 1997 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.   Assets Pledged
     --------------

Approximately $14,864,000 and $9,013,000 of debt securities at March 31, 1998 and September 30, 1997, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, the City of Union and certain other liabilities. The Bank pledges as collateral to Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.   Contingencies and Loan Commitments
     ----------------------------------

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 1998 related to these items is summarized below:

Loan Commitments:                                   Contract Amount
----------------                                    ---------------
    Approved loan commitments                         $ 4,645,000

    Unadvanced portions of loans                        5,181,000
                                                     ------------
    Total loan commitments                           $  9,826,000
                                                     ------------
Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held is primarily residential property. Interest rates on loan commitments are a combination of fixed and variable.

Commitments outstanding at March 31, 1998 consist of fixed and adjustable rate loans of approximately $9,826,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $12,573,000. Of these lines, the outstanding loan balances totaled approximately $7,392,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $1,500,000, which had an outstanding balance at March 31, 1998 of approximately $982,000. At March 31, 1998, the Bank had loan commitments to sell $29,500,000 in fixed rate residential loans which had not been closed to Freddie Mac for the months of April-July, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

At March 31, 1998 total assets of the Corporation increased 8.68% to $186,100,000 from $171,244,000 at September 30, 1997. The increase was due primarily to an increase in loan receivable, net, of approximately $18,595,000 or 14.31% during the six months ended March 31, 1998. The increase was due primarily to increased origination of fixed-rate loans held for sale through the wholesale mortgage operation in the six months ended March 31, 1998. At March 31, 1998 the Corporation had $38.3 million of loans held for sale. This increase in loans receivable was funded by a reduction in investments and mortgage-backed securities that resulted from maturities and calls and through the use of cash and cash equivalents, which decreased 37.37% since September 30,1997. Total investment and mortgage-backed securities decreased $2,820,000, or 11.92%, to $20,846,000 during the six months ended March 31, 1998. The current year trend for loan production is expected to be slower growth with fixed rate production generated being securitized and sold in the secondary market. Deposits increased $9,385,000 or 7.96% to $127,299,000 for the six months ended March 31, 1998. The increase was a result of additions in certificate deposit balances due to the Bank adopting a focus product concept whereby speciality products are advertised on a frequent basis. Borrowings increased $4,163,000 or 10.96% from $37,979,000 at September 30, 1997 to
$42,142,000 at March 31, 1998, as a result of increased loan originations.

As of March 31, 1998, real estate acquired through foreclosure ("REO") consisted of one property with a net book value of $22,700. REO assets are carried at their estimated fair values less estimated selling costs.

Liquidity
---------

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

The OTS imposes a minimum level of liquidity on the Bank which is currently 4% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 7.90% as of March 31, 1998. As in the past, management expects that the Bank can meet its obligations to fund outstanding mortgage loan commitments, which were approximately $4,645,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of March 31, 1998, while maintaining liquidity in excess of regulatory requirements.

Capital Resources
-----------------

The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

As of March 31, 1998, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                 Requirement  Actual  Excess
------------------------------------------------------------------------------
     Tangible capital                               $2,586   $11,982  $9,396
     Tangible capital to adjusted total assets        1.50%     6.46%   4.96%

     Core capital                                   $7,508   $11,982  $4,474
     Core capital to adjusted total assets            4.00%    6.46%    2.46%

     Risk based capital                             $8,151   $12,756  $4,605
     Risk based capital to risk weighted assets       8.00%    12.52%   4.52%

The reported capital requirements are based on information reported in the OTS March 31, 1998 quarterly thrift financial report.

Results of Operations for the Six Months Ended March 31, 1998 and 1997
----------------------------------------------------------------------

General
-------

Net income increased $62,000 or 8.93% to $756,000 for the six months ended March 31, 1998 as compared to the same period in 1997. The increase in net income was due primarily to a 21.62% increase in net interest income for the six months ended March 31, 1998 as compared to the same period in 1997. All income and expense items reflect the first year of operation for the Laurens branch purchased from First Union and the startup of Provident Mortgage Company.

Interest Income
---------------

Interest income increased $1,141,000 or 21.09% for the six months ended March 31, 1998 as compared to the same period in 1997. Interest income on loans increased 35.93% or $1,533,000 to $5,800,000 for the six months ended March 31, 1998 from $4,267,000 for the six months ended March 31, 1997 due to higher loan volumes. The average balance of loans outstanding increased as a result of the investment of the funds received in connection with the acquisition of the Laurens branch in March, 1997. Interest income on overnight deposits and federal funds sold and on mortgage-backed securities had a net decrease of $69,000 for the six months ended March 31, 1998 as compared to the same period in the prior year due primarily to lower balances. Interest and dividends on investment securities decreased $323,000 or 42.61% for the six months ended March 31, 1998 to $435,000 from $758,000 during the same period in 1997. The decrease was due primarily to a reduction in the level of investment securities due to the high volume of agency calls experienced during the first two quarters of the fiscal year.

Interest Expense
----------------

The Corporation experienced an overall increase of $719,000 or 24.43% in interest expense for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997 due primarily to the acquisition of the Laurens branch deposit base. Interest expense on deposit accounts increased $529,000 or 24.87% to $2,656,000 for the six months ended March 31, 1998 from $2,127,000 during the same period in 1997. Interest expense on borrowings increased $190,000 or 23.28% for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997. The increase was due to higher volumes in FHLB advances during the period which were required to fund higher loan originations.

Provision for Loan Loss
-----------------------

During the six months ended March 31, 1998, provisions for loan losses were $64,000 as compared to $144,000 for the same period in the previous year. The decrease in loan loss provisions are due to the low volume of loan charge offs along with low level of delinquent loans to total loans. Management believes the Bank's loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at March 31, 1998 were approximately
 .86% of the Bank's outstanding loan portfolio, net of loans held for sale compared to .82% for the same period in the previous year.

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                          March 31, 1998   September 30, 1997
                                          --------------   ------------------

     Non-accruing loans which are
     contractually past due 90 days
      or more:

     Real Estate:
      Residential                              $ 845              $ 751
      Commercial                                   0                 26
      Construction                                --                 --
     Non-mortgage                                 36                 --
                                               -----              -----
     Total                                     $ 881              $ 777
                                               =====              =====

     Percentage of loans receivable, net        0.60%              0.60%
                                               =====              =====
     Allowance for loan losses                 $ 952              $ 928
                                               =====              =====
     Real estate acquired through
      foreclosure and repossessed
      assets, net of allowances                $  22              $   2
                                               =====              =====

Non Interest Income and Expense
-------------------------------

Total non interest income increased $263,000 or 94.27% to $542,000 for the six months ended March 31, 1998 from $279,000 for the same period in the previous year. This increase reflects the operation of the branch acquired from First Union on March 24, 1997. Gains on sale of loans was $174,000 for the six months ended March 31, 1998 as compared to $0 for the six months ended March 31, 1997. The gains reflect the operations of the Mortgage Division that was established in the third quarter of the previous year.

For the six months ended March 31, 1998, total non interest expense increased $669,000 or 44.63% to $2,168,000 from $1,499,000 for the same period in 1997.
The current year period ending March 31, 1998 reflects a full year of operation for a previous year branch acquisition along with expenses for the new Mortgage Division that was started during the same period in the previous year. Compensation and employee benefits increased $374,000 or 50.27% to $1,118,000 for the six months period ended March 31, 1998 from $744,000 for the same period in 1997. Occupancy and equipment expense increased $135,000 or 41.67% to $459,000 for the six months ended March 31, 1998 from $324,000 for the same period in 1997. Professional services expenses increased $6,000 or 4.05% to $154,000 for the six month period ended March 31, 1998 from $148,000 for the same period in 1997. The increase in compensation and employee benefits was due to cost of living increases along with additional staffing for the new branch acquisition and Mortgage Division. Occupancy and equipment expense increased due to increases in maintenance and data processing expenses. Professional services expenses increased due to higher advertising expenses incurred for the new deposit promotion programs. These increases were partially offset by a decrease in deposit insurance premiums for the six months ended March 31, 1998 due to reduction in the deposit assessment rate from 23 basis points to 6.45 basis points.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of the Stockholders of the Corporation was held on January 21, 1998. The results of the vote on the matters presented at the meeting is as follows:

          1 - The following individuals were elected as directors, each for a three-year term:

                                          Vote For       Vote Withheld
                                          --------       -------------

              Mason G. Alexander          537,837            12,620
                                          -------            ------
              James W. Edwards            535,659            14,798
                                          -------            ------
              Broker non-votes totaled     22,994
                                           ------

          2 - The appointment of Elliott, Davis & Company, LLP, as auditors for the Corporation for the fiscal year ending September 30, 1998 was ratified by shareholders by the following vote:

              For  536,457     Against   10,986      Abstain   3,014
                   -------               ------                -----

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


                  UNION FINANCIAL BANCSHARES, INC.
                  --------------------------------
                            (Registrant)



Date: May 11, 1998               By: /s/ Dwight V. Neese
                                      ---------------------------------------
                                      Dwight V. Neese, CEO


Date: May 11, 1998               By: /s/ Richard H. Flake
                                     ----------------------------------------
                                     Richard H. Flake, CFO