Form 10QSB
period 1998-06-30
UNION FINANCIAL BANCSHARES INC
filed 1998-08-07
CIK 926164

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998
                                      -------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to
                                      ---------------    ---------------

                      COMMISSION FILE NUMBER 1-5735


                     UNION FINANCIAL BANCSHARES, INC.
                     --------------------------------

Delaware                                              57-1001177
------------------------------------------------------------------------------
(Jurisdiction of Incorporation)          (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                          29379
-------------------------------------------                        ----------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code (864)429-1864

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,275,464 shares, $0.01 par value, common stock as of June 30, 1998.

                     UNION FINANCIAL BANCSHARES, INC.

                                  INDEX

Part I.        Financial Information                                   Page
               ---------------------                                   ----

        Item 1.  Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheets as of June 30, 1998
        and September 30, 1997                                            3

        Consolidated Statements of Income for the three and nine
        months ended June 30, 1998 and 1997                               4

        Consolidated Statements of Cash Flows for the nine
        months ended June 30, 1998 and 1997                             5-6

        Notes to Consolidated Financial Statements                     7-10

        Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 11-14


Part II.  Other Information                                           15-17
          -----------------

          Signatures                                                     18

Item 1.  Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 1998 (unaudited) and September 30, 1997

                                                June 30,       September 30,
ASSETS                                           1998              1997
                                             -------------   ----------------
                                                 (DOLLARS IN THOUSANDS)

Cash                                          $   1,854         $   1,608
Short term interest-bearing deposits              1,846             6,213
                                              ---------         ---------
Total cash and cash equivalents                   3,700             7,821
Investment and mortgage-backed securities:    ---------         ---------
  Held to maturity                                2,810             7,811
  Available for sale                             15,464            15,855
                                              ---------         ---------
Total investment and mortgage-backed securities  18,274            23,666
Loans , net
  Held for sale                                  40,752            15,044
  Held for investment                           107,775           114,913
                                              ---------         ---------
Total loans receivable, net                     148,527           129,957
Office properties and equipment, net              3,364             3,009
Federal Home Loan Bank Stock, at cost             1,850             2,105
Accrued interest receivable                       1,064             1,317
Other assets                                      6,287             3,369
                                              ---------         ---------
TOTAL ASSETS                                  $ 183,066         $ 171,244
                                              =========         =========
LIABILITIES

Deposit accounts                              $ 129,997         $ 117,914
Securities sold under repurchase agreements         563               504
Advances from the Federal Home Loan Bank and
 other borrowings                                36,468            37,979
Accrued interest on deposits                        315               314
Advances from borrowers for taxes and insurance     396               389
Other liabilities                                   580               617
                                              ---------         ---------
TOTAL LIABILITIES                               168,319           157,717
                                              ---------         ---------
SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
 authorized - 500,000 shares, issued
 and outstanding - None                               0                 0
Common stock - $0.01 par value,
 authorized - 2,500,000 shares,
 issued and outstanding - 1,275,464 shares
 at 6/30/98 and 827,70                               13                 8
Additional paid-in capital                        4,346             3,993
Unrealized (loss) on investment and mortgage-
 backed securities available for sale               (72)              (63)
Retained earnings, substantially restricted      10,460             9,589
                                              ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                       14,747            13,527
                                              ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 183,066         $ 171,244
                                              =========         =========
See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended June 30, 1998 (unaudited) and 1997 (unaudited)

                                     Three Months Ended     Nine Months Ended
                                      June 30,  June 30,    June 30,  June 30,
                                        1998      1997        1998      1997
                                   ------------------------------------------
                                       (DOLLARS IN             (DOLLARS IN
                                        THOUSANDS)              THOUSANDS)
Interest Income:
  Loans                               $ 3,023   $ 2,827     $ 8,823   $ 7,095
  Deposits and federal funds sold          28        13          88        40
  Mortgage-backed securities              130        94         385       450
  Interest and dividends on
   investment securities                  205       386         640     1,145
                                      -------   -------     -------   -------
Total Interest Income                   3,386     3,320       9,936     8,730
                                      -------   -------     -------   -------
Interest Expense:
  Deposit accounts                      1,429     1,260       4,085     3,386
  Advances from the FHLB and other
   borrowings                             478       570       1,485     1,387
                                      -------   -------     -------   -------
Total Interest Expense                  1,907     1,830       5,570     4,773
                                      -------   -------     -------   -------
Net Interest Income                     1,479     1,490       4,366     3,957
  Provision for loan losses                44        55         108       200
Net Interest Income After             -------   -------     -------   -------
   Provision for Loan Losses            1,435     1,435       4,258     3,757
                                      -------   -------     -------   -------
Non Interest Income:
  Fees for financial services             182       196         558       448
  Loan servicing fees (costs)              10        (9)          3       (20)
  Net gains (losses) on sale of loans     139       (47)        313       (47)
  Net gains on sale of investments          0         0           0        38
                                      -------   -------     -------   -------
Total Non Interest Income                 331       140         874       419
                                      -------   -------     -------   -------
Non Interest Expense:
  Compensation and employee benefits      606       484       1,724     1,228
  Occupancy and equipment                 248       183         707       507
  Deposit insurance premiums               13        15          45        74
  Professional services                    51        58         205       206
  Real estate operations                    2         0           7        (4)
  Other                                   206       247         606       475
                                      -------   -------     -------   -------
Total Non Interest Expense              1,126       987       3,294     2,486
                                      -------   -------     -------   -------
Income Before Income Taxes                640       588       1,838     1,690
Income tax expense                        234       221         675       628
                                      -------   -------     -------   -------
Net Income                            $   406   $   367     $ 1,163   $ 1,062
                                      =======   =======     =======   =======

Basic Net Income Per Common Share     $  0.32   $  0.30        0.92   $  0.86
                                      =======   =======     =======   =======
Diluted Net Income Per Common Share   $  0.30   $  0.28        0.87   $  0.82
                                      =======   =======     =======   =======
Weighted Average Number of
  Common Shares Outstanding

Basic                               1,273,301 1,232,346   1,260,309 1,228,931

Diluted                             1,363,816 1,294,599   1,334,871  1,297,995

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1998 (unaudited) and 1997 (unaudited)

                                                      Nine Months Ended
                                                   June 30,        June 30,
                                                    1998             1997
                                                 ----------       ---------
                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                       $  1,163          $  1,062
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                           108               200
  Amortization of intangibles                         159                53
  Depreciation expense                                172               136
  Recognition of deferred income, net of costs        (90)              (78)
  Deferral of fee income, net of costs                 56                71
  (Gain) Loss on investment transactions                0                38
  Loans originated for sale                        96,995           (16,317)
  Sale of loans                                   (96,995)           16,317
  (Gain) loss on sale of loans                        313                47
  Changes in operating assets and liabilities:
   Decrease (increase) in accrued interest
    receivable                                        253              (133)
   Decrease (increase) in other assets             (3,077)              613
   Decrease (increase) in deposit premium
    intangible                                          0            (2,421)
   Increase (decrease) in other liabilities           (30)             (900)
   Increase (decrease) in accrued interest payable      1               160
                                                 --------          --------
Net cash provided by (used by) operating
 activities                                          (972)           (1,152)
                                                 --------          --------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed
 securities:
   Held to maturity                                     0            (2,000)
   Available for sale                              (5,657)           (1,950)
Proceeds from sale of investment and mortgage-
  backed securities                                     0             6,736
Proceeds from maturity of investment and mortgage-
  backed securities:
   Held to maturity                                     0               500
   Available for sale                               9,478             3,388
Principal repayments on mortgage-backed
 securities:
   Held to maturity                                    70               110
   Available for sale                               1,501             1,424
Loan originations                                 (54,989)          (59,013)
Principal repayments of loans                      36,000            11,163
Proceeds from sale of real estate acquired
 in settlement of loans                                22                11
Purchase of FHLB stock                                  0            (1,272)
Redemption of FHLB stock                              255               225
Purchase of office properties and equipment          (527)           (1,132)
                                                 --------          --------
Net cash provided by (used by) investing
 activities                                      ($13,847)         ($41,810)
                                                 --------          --------

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1998 (unaudited) and 1997 (unaudited)

                                                      Nine Months Ended
                                                   June 30,        June 30,
                                                    1998             1997
                                                 ----------       ---------
                                                       (IN THOUSANDS)
FINANCING ACTIVITIES:

Proceeds from the exercise of stock options           $51               $69
Proceeds from the dividend reinvestment plan          306                 0
Dividends paid in cash ($0.135  per share - 1997
 and $0.125 per share - 1996)                        (290)             (323)
Proceeds from FHLB advances and other
 borrowings                                        59,100            99,940
Repayment of FHLB advances and other
 borrowings                                       (60,611)          (79,800)
Increase (Decrease) in securities sold under
 repurchase agreements                                 59                 0
Acquired deposits from purchased branch                 0            20,144
Increase (Decrease) in deposit accounts            12,083             2,697
                                                 --------          --------
Net cash (used by) provided by financing
 activities                                        10,698            42,727
                                                 --------          --------
NET DECREASE\INCREASE IN CASH
 AND CASH EQUIVALENTS                              (4,121)             (235)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                             7,821             3,685
                                                 --------          --------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                $  3,700          $  3,450
                                                 ========          ========
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                       $642              $578
  Interest                                          5,568             4,613

Non-cash transactions:
  Loans foreclosed                                      0                 0

See notes to consolidated financial statements.

                     UNION FINANCIAL BANCSHARES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Presentation of Consolidated Financial Statements
     -------------------------------------------------

The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiary, Provident Community Bank (the "Bank"). The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1997 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

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

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encourage. The Corporation does not anticipate the adoption of SOP 98-1 will have a material effect on its financial statements.

In April 1998, the FASB issued SFAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable. SFAS 132 supercedes the disclosure requirements in SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 will not have a impact on the financial statements of the Corporation's due the disclosure only requirements.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities". All derivatives are to be measured at fair value and recognized in the statement of financial position as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Corporation has limited use of derivative transactions at this time, management does not expect that this standard would have a significant effect on the Corporation.

2.   Income Per Share
     ----------------

Effective January 29, 1998, the Corporation declared a three-for-two stock split in the form of a 50% stock dividend of the Corporation's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock split.

Income per share amounts for the three and nine months ended June 30, 1998 and 1997 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.   Assets Pledged
     --------------

Approximately $12,676,000 and $9,013,000 of debt securities at June 30, 1998 and September 30, 1997, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral to Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.   Contingencies and Loan Commitments
     ----------------------------------

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 1998 related to these items is summarized below:

Loan Commitments:                                   Contract Amount
----------------                                    ---------------
    Approved loan commitments                         $ 1,712,000
    Unadvanced portions of loans                        5,601,000
                                                      -----------
    Total loan commitments                            $ 7,313,000
                                                      -----------

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

Commitments outstanding at June 30, 1998 consist of fixed and adjustable rate loans of approximately $7,313,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $12,827,000. Of these lines, the outstanding loan balances totaled approximately $7,226,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $1,500,000, which had an outstanding balance at June 30, 1998 of approximately $608,000. At June 30, 1998, the Bank had loan commitments to sell $30,000,000 in fixed rate residential loans which had not been closed to Freddie Mac for the months of July-October, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

At June 30, 1998 total assets of the Corporation increased 6.90% to $183,066,000 from $171,244,000 at September 30, 1997. The increase was due primarily to an increase in loans receivable, net, of approximately $18,570,000 or 14.29% during the nine months ended June 30, 1998. The increase was due primarily to increased origination of fixed-rate loans held for sale through the wholesale mortgage operation in the nine months ended June 30, 1998. At June 30, 1998 the Corporation had $40.7 million of loans held for sale. This increase in loans receivable was funded by a reduction in investments and mortgage-backed securities that resulted from maturities and calls and through the use of cash and cash equivalents, which decreased 52.69% since September 30,1997. Total investment and mortgage-backed securities decreased $5,392,000, or 22.78%, to $18,274,000 during the nine months ended June 30, 1998. Although the Corporation expects loan growth to continue, the growth will be slower than prior years with fixed rate production generated being securitized and sold in the secondary market. Deposits increased $12,083,000 or 10.25% to $129,997,000 for the nine months ended June 30, 1998. The increase was a result of additions in certificate deposit balances due to the Bank adopting a focus product concept whereby speciality products are advertised on a frequent basis. Borrowings decreased $1,511,000 or 3.98% from $37,979,000 at September 30, 1997 to $36,468,000 at
June 30, 1998, as a result of increased deposits.

As of June 30, 1998, real estate acquired through foreclosure ("REO") consisted of two properties with a net book value of $231,954. REO assets are carried at their estimated fair values less estimated selling costs.

Liquidity
---------

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

The OTS imposes a minimum level of liquidity on the Bank which is currently 4% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 7.60% as of June 30, 1998. As in the past, management expects that the Bank can meet its obligations to fund outstanding mortgage loan commitments, which were approximately $1,712,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of June 30, 1998, while maintaining liquidity in excess of regulatory requirements.

Capital Resources
-----------------

The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

As of June 30, 1998, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                            Requirement   Actual      Excess
------------------------------------------------------------------------------
Tangible capital                               $2,745    $12,459      $9,714
Tangible capital to adjusted total assets        1.50%      6.81%       5.31%

Core capital                                   $7,320    $12,459      $5,139
Core capital to adjusted total assets            4.00%      6.81%       2.81%

Risk based capital                             $8,251    $13,517      $5,266
Risk based capital to risk weighted assets       8.00%     13.11%       5.11%

The reported capital requirements are based on information reported in the OTS June 30, 1998 quarterly thrift financial report.

Results of Operations for the Nine Months Ended June 30, 1998 and 1997
----------------------------------------------------------------------

General
-------

Net income increased $101,000 or 9.51% to $1,163,000 for the nine months ended June 30, 1998 as compared to the same period in 1997. Non interest income increased $455,000 or 108.59% and net interest income after provision for loan losses increased $501,000 or 13.34%. These gains were partially offset by an $808,000 or 32.50% increase in non interest expense. All income and expense items reflect the first year of operation for the Laurens branch purchased from First Union and the startup of Provident Mortgage Company.

Interest Income

Interest income increased $1,206,000 or 13.81% for the nine months ended June 30, 1998 as compared to the same period in 1997. Interest income on loans increased 24.36% or $1,728,000 to $8,823,000 for the nine months ended June 30, 1998 from $7,095,000 for the nine months ended June 30, 1997 due to higher loan volumes. Interest income on overnight deposits and federal funds sold and on mortgage-backed securities had a net decrease of $17,000 for the nine months ended June 30, 1998 as compared to the same period in the prior year due primarily to lower balances. Interest and dividends on investment securities decreased $505,000 or 44.10% for the nine months ended June 30, 1998 to $640,000 from $1,145,000 during the same period in 1997. The decrease was due primarily to a reduction in the level of investment securities due to the high volume of agency calls experienced during the first three quarters of the fiscal year.

Interest Expense
----------------

The Corporation experienced an overall increase of $797,000 or 16.70% in interest expense for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997 due primarily to the previous year acquisition of the Laurens branch deposit base. Interest expense on deposit accounts increased $699,000 or 20.64% to $4,085,000 for the nine months ended June 30, 1998 from $3,386,000 during the same period in 1997. Interest expense on borrowings increased $98,000 or 7.07% for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. The increase was due to higher volumes in FHLB advances during the period which were required to fund higher loan originations.

Provision for Loan Loss
-----------------------

During the nine months ended June 30, 1998, provisions for loan losses were $108,000 as compared to $200,000 for the same period in the previous year. The decrease in loan loss provisions are due to the low volume of loan charge offs along with low level of delinquent loans to total loans. Management believes the Bank's loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at June 30, 1998 were approximately .91% of the Bank's outstanding loan portfolio, net of loans held for sale compared to .79% for the same period in the previous year.

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                      June 30, 1998       September 30, 1997
                                      -------------       ------------------

Non-accruing loans which are
contractually past due 90 days
or more:

Real Estate:
 Residential                             $ 646                   $ 751
 Commercial                                  0                      26
 Construction                               --                      --
Non-mortgage                                42                      --
                                         -----                   -----
Total                                    $ 688                   $ 777
                                         =====                   =====

Percentage of loans receivable, net       0.47%                   0.60%
                                         =====                   =====
Allowance for loan losses                $ 986                   $ 928
                                         =====                   =====
Real estate acquired through
 foreclosure and repossessed
 assets, net of allowances               $ 231                   $   2
                                         =====                   =====
Non Interest Income and Expense
-------------------------------

Total non interest income increased $455,000 or 108.59% to $874,000 for the nine months ended June 30, 1998 from $419,000 for the same period in the previous year. This increase reflects the operation of the branch acquired from First Union on March 24, 1997. Gains on sale of loans was $313,000 for the nine months ended June 30, 1998 as compared to a loss on sale of loans of $47,000 for the nine months ended June 30, 1997. The gains reflect the operations of the Mortgage Division that was established in the third quarter of the previous year.

For the nine months ended June 30, 1998, total non interest expense increased $808,000 or 32.50% to $3,294,000 from $2,486,000 for the same period in 1997.
The current year period ending June 30, 1998 reflects a full year of operation for a previous year branch acquisition along with expenses for the new Mortgage Division that was started during the same period in the previous year. Compensation and employee benefits increased $496,000 or 40.39% to $1,724,000 for the nine months period ended June 30, 1998 from $1,228,000 for the same period in 1997. Occupancy and equipment expense increased $200,000 or 39.45% to $707,000 for the nine months ended June 30, 1998 from $507,000 for the same period in 1997. Professional services expenses decreased $1,000 or .49% to $205,000 for the nine month period ended June 30, 1998 from $206,000 for the same period in 1997. The increase in compensation and employee benefits was due to cost of living increases along with additional staffing for the new branch acquisition and Mortgage Division. Occupancy and equipment expense increased due to increases in maintenance and data processing expenses. These increases were partially offset by a decrease in deposit insurance premiums for the nine months ended June 30, 1998 due to reduction in the deposit assessment rate from 23 basis points to 6.45 basis points.

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


                     UNION FINANCIAL BANCSHARES, INC.
                     --------------------------------
                               (Registrant)



Date: 8-5-98                    By: /s/ Dwight V. Neese
      -------------                 -------------------------------------
                                    Dwight V. Neese, CEO


Date: 8/5/98                    By: /s/ Richard H. Flake
      -------------                 -------------------------------------
                                    Richard H. Flake, CFO