Form 10KSB40
period 1998-09-30
UNION FINANCIAL BANCSHARES INC
filed 1998-12-29
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-5735
                                                ------

                         Union Financial Bancshares, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                       57-1001177
---------------------------------------------                --------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

203 West Main Street, Union, South Carolina                      29379
---------------------------------------------                --------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (864) 427-9000
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                             -----------------

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par
                                                             -----------------
                                                             value $.01 per
                                                             -----------------
                                                             share
                                                             -----------------
                                                             (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
    -------    -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.    X
                                               -----

     The registrant's gross revenues for the fiscal year ended September 30, 1998 were approximately $14,443,000.

     As of September 30, 1998, there were issued and outstanding 1,278,250 shares of the registrant's Common Stock. The aggregate market value of the voting stock, including that held by insiders, computed by reference to the average bid and asked price on September 30, 1998, was approximately $18,215,062 (1,278,250 shares at $14.25 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended September 30, 1998 (Parts I and II).
2. Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III).

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

     Union Financial Bancshares, Inc. ("Union Financial") was incorporated in the State of Delaware in April 1994 for the purpose of becoming a savings and loan holding company for Provident Community Bank (formerly known as Union Federal Savings Bank, (the "Bank"). On August 24, 1994, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 9, 1994, on which date the Bank became the wholly-owned subsidiary of Union Financial, and the shareholders of the Bank became shareholders of Union Financial. Prior to completion of the reorganization, Union Financial had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Union Federal, Union Financial has engaged in no significant activity other than holding the stock of the Bank and certain passive investment activities. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. Union Financial and the Bank are collectively referred to as "the Corporation" herein.

     The Bank is a federally-chartered, capital stock savings bank headquartered in Union, South Carolina. The Bank, which was originally chartered in 1934 as a mutual savings and loan association, converted from mutual to stock form in 1987. The Bank was known as Union Federal Savings and Loan Association until 1992, when it converted its charter to a federal savings bank charter and changed its name to Union Federal Savings Bank. In 1997, the Bank changed its name to Provident Community Bank. The Bank conducts its operations through its main office, which is located at 203 West Main Street, Union, South Carolina, and three full service banking centers located in Union, Jonesville, and Laurens, South Carolina. The Jonesville banking center was approved by the OTS in March 1994 and opened with a temporary office in July 1994. A permanent facility is being constructed on the site with a projected completion date of April, 1999. The Bank acquired its Laurens banking center in 1997 in a purchase and assumption agreement with First Union National Bank of South Carolina. For additional information, see "Properties." The Bank is a member of the Federal Home Loan Bank ("FHLB") and its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on residential properties located in Laurens and Union County, South Carolina. The Bank also makes commercial real estate, construction and consumer loans and invests in obligations of the federal government and its agencies and of state and local municipalities. The Bank purchases both fixed and adjustable rate mortgage-backed securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). The Bank has purchased fixed and variable rate mortgages originated by other organizations. Historically, the Bank's primary lending focus has been on the origination of long-term, fixed-rate mortgage loans for its portfolio.
Beginning in fiscal year 1989, the Bank began originating adjustable-rate mortgage loans ("ARMs") and in 1992 began selling its fixed-rate loans in the secondary market. See "Lending Activities." The principal sources of funds for the Bank's lending activities include deposits received from the general public, interest and principal repayments on loans and, to a lesser extent, borrowings from the FHLB-Atlanta. The Bank's primary source of income is interest earned on loans and investments. The Bank's principal expense is interest paid on deposit accounts and borrowings and expenses incurred in operating the Bank.

RECENT DEVELOPMENTS

     On October 5, 1998, the Corporation, through its subsidiary, Provident Community Bank, entered into a definitive agreement with CCB Financial's wholly-owned subsidiary, American Federal Bank, FSB to purchase the deposits of American Federal's Union, South Carolina banking center. At September 30, 1998, this branch had $14,756,000 in deposits. This transaction is expected to close in February, 1999.

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


                                                               Year Ended September 30,
                             ------------------------------------------------------------------------------------------------------
                                         1998                                         1997                            1996
                             ------------------------------------------  ------------------------------  --------------------------
                                                               Average                         Average                       Average
                                    Average                     Yield/    Average               Yield/   Average              Yield/
                                    Balance         Interest     Cost     Balance   Interest     Cost    Balance   Interest   Cost
                             ---------------------  ---------  --------  ---------  ---------  --------  --------  ---------  -----
                                                                       (Dollars in Thousands)
Interest-earning assets:
 Loans receivable, net (1)...             $146,515   $11,865      8.10%   $120,542   $ 9,747      8.08%  $ 73,026    $6,436   8.81%
 Mortgage-backed securities                  8,610       599      6.96%      8,079       546      6.76     16,867     1,105   6.55
Investment securities:
 Taxable.....................               12,432       814      6.55%     19,691     1,462      7.42     18,891     1,249   6.61
 Nontaxable..................                  449        17      3.88%        952        37      3.92      2,665       122   4.58
                                          --------   -------              --------   -------             --------    ------
Total investment securities                 12,881       831      6.45%     20,643     1,499      7.26     21,556     1,371   6.36
                                          --------   -------              --------   -------             --------    ------
 Overnight deposits..........                3,103       110      3.54%      2,076        63      3.03      2,747        92   3.35
                                                                          --------   -------             --------    ------
   Total interest-earning
    assets...................              171,109    13,406      7.83%    151,340    11,855      7.83    114,196     9,004   7.88

Non-interest-earning assets                  6,055                           5,072                          3,821
                                          --------                        --------                       --------
   Total assets..............             $177,164                       :$156,412                       $118,017
                                          ========                                                       ========

Interest-bearing
 liabilities:
 Savings accounts............               11,527       253      2.20%     11,611       274      2.36   $ 11,641       302   2.59
 Negotiable order of
  withdrawal ("NOW")
  accounts...................               24,056       411      1.71%     20,493       353      1.72     12,581       264   2.10
 Certificate accounts........               88,492     4,880      5.51%     75,008     4,038      5.38     70,069     3,913   5.58
 FHLB advances and other
  borrowings.................               35,197     2,005      5.70%     35,237     1,982      5.62      9,499       571   6.01
                                          --------   -------              --------   -------             --------    ------
   Total interest-bearing
    liabilities..............              159,272     7,549      4.74%    142,349     6,647      4.67    103,790     5,050   4.87
                                                                                                                     ------

 Non-interest-bearing
  liabilities................                3,494                           1,180                          1,936
                                          --------                        --------                       --------
   Total liabilities.........              162,766                         143,529                        105,726
                                                                          --------                       --------

 Shareholders' equity........               14,398                          12,883                         12,291
                                          --------                        --------                       --------
   Total liabilities and
    shareholders' equity.....             $177,164                        $156,412                       $118,017
                                          ========                        ========                       ========

 Net interest income.........                        $ 5,856                         $ 5,208                         $3,954
                                                     =======                         =======                         ======
 Interest rate spread (2)....                                     3.09%                           3.16%                       3.01%
 Net interest margin (3).....                           3.42%                           3.44%                          3.46%
 Ratio of average
  interest-earning
  assets to average
   interest-bearing
  liabilities................                1.07x                           1.06x                          1.10x

---------------------------

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

LENDING ACTIVITIES

     GENERAL.   The principal lending activity of the Corporation has
historically been the origination of conventional single family residential mortgage loans. The Corporation's net loan portfolio totaled approximately $142.2 million at September 30, 1998, representing approximately 75.0% of total assets. At September 30, 1998, approximately $65.7 million, or 46.2% of the Corporation's total loan portfolio, consisted of long-term, fixed-rate mortgage loans. As of September 30, 1998, ARMs represented approximately $48.7 million, or 34.2% of the total loan portfolio. See "Real Estate Loans."

     Set forth below is selected data relating to the composition of the Corporation's loan portfolio on the dates indicated (dollars in thousands):

                                                           At September 30,
                                   ---------------------------------------------------------------
                                            1998                  1997                1996
                                   ----------------------  -------------------  ------------------
                                     Amount      Percent    Amount    Percent    Amount   Percent
                                   -----------   --------  ---------  --------  --------  --------

First mortgage loans:
  Conventional...................     $114,383     80.44%  $105,242     80.98%  $70,959     82.51%
  Construction loans.............       12,838      9.03     13,508     10.39     4,627      5.38
  Participation loans purchased..          665      0.47      1,002       .77     1,133      1.32
                                      --------    ------   --------    ------   -------    ------
    Total mortgage loans.........      127,886     89.94    119,752     92.14    76,719     89.21
                                      --------    ------   --------    ------   -------    ------
Second mortgage loans............        5,857      4.12      4,478      3.45     1,484      1.73
Consumer and installment
  loans..........................       14,218     10.00     12,990     10.00     9,871     11.48
Savings account loans............        1.551      1.09        183       .14       414      0.48
                                      --------    ------   --------    ------   -------    ------
    Total loans..................      149,512    105.15    137,403    105.73    88,488    102.90
                                                                       ------   -------    ------
Less:
  Undisbursed loans in process...       (6,625)    (4.66)    (6,598)    (5.08)   (1,644)    (1.91)
  Allowance for loan losses......         (827)     (.59)      (928)     (.71)     (799)    (0.93)
  Deferred loan fees.............          142       .10         80       .06       (48)    (0.06)
                                      --------    ------   --------    ------   -------    ------
    Net loans receivable.........     $142,202    100.00%  $129,957    100.00%  $85,997    100.00%
                                      ========    ======   ========    ======   =======    ======

     The following table sets forth, at September 30, 1998, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.


                                           Due After Due After Due After
                                    Due     1 Year   3 Years   5 Years
                                   Within   Through  Through   Through   Due After
                                  One Year  3 Years  5 Years  10 Years  10 Years    Total
                                  --------  -------  -------  --------  --------  ---------
First mortgage loans:
  Conventional loans............   $15,206  $16,270  $17,537   $45,053   $20,317   $114,383
  Construction loans (a)........    12,838                                           12,838
  Participation loans
  purchased.....................                                             665        665
Second mortgage loans...........                                           5,857      5,857
Consumer and installment loans..     4,965    3,782    2,333     2,031     1,107     14,218
Savings account loans...........     1,551                                 -----      1,551
                                  --------  -------  -------  --------  --------  ---------
  Total.........................   $34,560  $20,052  $19,870   $47,084   $27,946   $149,512
                                   =======  =======  =======  ========  ========  =========

------------------------
(a) These construction loans include construction/permanent loans.

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

     The following table sets forth the dollar amount of loans due after September 30, 1999 which have fixed rates of interest and which have adjustable rates of interest (in thousands).


                              Fixed Rate  Adjustable Rate   Total
                              ----------  ---------------  --------

Real estate mortgage loans..     $50,506      $48,671      $ 99,177
Consumer and other loans....       9,918        5,857        15,775
                                 -------      -------      --------
    Total                        $60,424      $54,528      $114,952
                                 =======      =======      ========

     REAL ESTATE LOANS. The primary lending activity of the Corporation has been the origination of conventional mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. The Corporation's residential real estate loan portfolio also includes loans on multi-family dwellings (more than five units). At September 30, 1998, approximately 85.9% of the Corporation's total loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal).

     OTS regulations limit the amount which federally chartered savings institutions may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Federal regulations permit a maximum loan-to-value ratio of 100% for one- to four-family dwellings and 80% for all other real estate loans. The Corporation's lending policies, however, limit the maximum loan-to-value ratio on one-to four-family real estate mortgage loans to 80% of the lesser of the appraised value or the purchase price. Any single-family loan made in excess of an 80% loan-to-value ratio and any commercial real estate loan in excess of a 75% loan-to-value ratio is required to have private mortgage insurance or additional collateral. In the past, the Corporation has originated some commercial real estate loans in excess of a 75% loan-to-value ratio without private mortgage insurance or additional collateral.

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

    The Corporation offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Corporation's marketplace, only a small percentage of "local" loans are adjustable-rate loans. The majority of adjustable-rate loans in the portfolio are originated outside of Union and Laurens County by third party originators. The Corporation has established a network of third party loan brokers who originate loans for the Corporation, as well as other originators, throughout the state of South Carolina. These loans are originated and underwritten using the same terms and conditions as loans originated by the Corporation. The Corporation offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At September 30, 1998, the Corporation had approximately $48.7 million of ARMs, or 34.2% of the Corporation's total outstanding loan portfolio.

    At September 30, 1998, 46.2% of the Corporation's loan portfolio consisted of long-term, fixed-rate real estate loans. Because of this high concentration of fixed-rate loans, the Corporation is more vulnerable to a reduction in net interest income during periods of increasing market interest rates. Net interest income depends to a large extent on how successful the Corporation is in "matching" interest-earning assets and interest-bearing liabilities. The Corporation has taken steps to reduce its exposure to rising interest rates. For a discussion of these steps, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

    Beginning in fiscal year 1992, the Corporation began selling a portion of current year loan production to the FHLMC. The Corporation sells fixed-rate loans with maturities ranging from ten to 30 years. This activity is one method used by the Corporation to reduce its interest rate risk exposure. The loans are sold without recourse and the Corporation retains 25 basis points for servicing these loans. During the year ended September 30, 1998, the Corporation sold approximately $123.7 million of its fixed-rate mortgage loans.

    The Corporation purchases participation interests from other financial institutions on a selected basis. These purchased interests are adjustable-rate loans and are collaterized by either residential or commercial real estate. At September 30, 1998, these interests totaled approximately $665,000.

    Commercial real estate loans constituted approximately $4.2 million, or 2.9% of Union Financial's loan portfolio at September 30, 1998. Commercial real estate loans consist of permanent loans secured by multi-family properties, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans have been originated and purchased for inclusion in the Corporation's portfolio. These loans generally have 20 to 30 year amortization schedules and are callable or have balloon payments of five to ten years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

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

    At September 30, 1998, the Corporation had approximately $12.8 million outstanding in construction loans, including approximately $6.6 million in undisbursed proceeds. Of the $12.8 million in construction loans at September 30, 1998, approximately $2.1 million were "speculative," meaning that, at the time the loan was made, there was no sales contract or permanent loan in place for the finished home. Substantially all of these loans were secured by one- to four-family residences.

    CONSUMER LOANS. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Corporation's consumer loan portfolio consists primarily of automobile loans on new and used vehicles, mobile home loans, boat loans, home equity loans, property improvement loans, loans secured by savings accounts and unsecured loans. As of September 30, 1998, consumer loans amounted to $14.2 million, or 10% of the Corporation's total loan portfolio. The Corporation makes consumer loans to serve the needs of its customers and as a way to improve the interest-rate sensitivity of the Corporation's loan portfolio. Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than residential mortgage loans; however, nationally, consumer loans have historically tended to have a higher rate of default than residential mortgage loans.

    LOAN SOLICITATION AND PROCESSING. Loan originations come from both walk-in customers and loan brokers. The loan origination process for walk-in customers includes an initial interview with an officer of the Corporation for the purpose of obtaining a formal application. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by pre-approved, independent fee appraisers. As soon as the required information has been obtained and the appraisal completed, the loan is submitted to the authorized officer, loan committees or full Board of Directors for review. The Corporation utilizes various officers and loan committees for the approval of real estate loans. The President/Chief Executive Officer has the authority to approve loan requests up to and including $500,000 in secured credit and up to and including $150,000 in unsecured credit. The Board of Directors has appointed an Executive Loan Committee comprised of seven senior executive Bank officers consisting of the President/Chief Executive Officer, the Executive Vice President/Chief Financial Officer, the Vice President/Chief Operating Officer, the Vice President/Credit Administration Manager, Assistant Vice President/Consumer Loan Manager, Vice President/Mortgage Loan Acquisitions and and Vice President/Mortgage Lending Sales Manager. This Committee has the authority to approve all loan requests up to and including $500,000 in secured credit and up to and including $150,000 in unsecured credit. A quorum of two members is required for any action. The Board of Directors has also appointed a Board Loan Committee comprised of two members elected annually from the Board of Directors and four senior executive officers of the Bank. A quorum of three members, including at least one Board member, is required for any action. This Committee has the authority to approve all secured and unsecured loan requests up to the Bank's legal lending limit with the exception of a single loan request exceeding $1,000,000 in secured credit and exceeding $300,000 in unsecured credit. Single loan requests exceeding $1,000,000 in secured credit and $300,000 in unsecured credit require approval of the entire Board of Directors.

    Loan applicants are promptly notified of the decision of the Corporation by telephone, setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, and a brief description of the real estate to be mortgaged to the Corporation. The Corporation also issues a commitment letter to the potential borrower which typically remains in effect for 60 days. The Corporation's experience is that very few commitments go unfunded. See "Loan Commitments." The borrower is required to pay all costs of the Corporation, as well as his/her own costs, incurred in connection with the particular loan closing. The Corporation originated approximately $20.2 million in mortgage loans from walk-in customers during fiscal year 1998.

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

     During fiscal year 1997 the Corporation established Provident Mortgage Corporation as a division of Provident Community Bank. The primary purpose of the mortgage division is to purchase residential mortgage loans that will be packaged as securities and sold in the secondary market. The mortgage division purchases the loans from mortgage brokers primarily located in South Carolina. The loan types purchased are primarily fixed rate residential along with some adjustable rate residential. In addition, construction/permanent loans will also be purchased. The mortgage division had total purchases through the broker network of $141.4 million with loan sales of $123.7 million. The mortgage division will limit the Bank's interest rate risk exposure by purchasing forward commitments whereby approximately 50% to 75% of projected closings will be presold. The mortgage division retains the servicing of the loans in order to generate additional fee income for the Bank. At September 30, 1998 the Bank was servicing $164.4 million of loans for others.

     The Corporation purchases participation interests in loans originated by other institutions. These participation interests are on both residential and commercial properties and carry either a fixed or adjustable interest rate.

The following table sets forth the Corporation's loan origination and sale activity for the periods indicated (in thousands):


                                                               Year Ended September 30,
                                                           --------------------------------
                                                             1998         1997       1996
                                                           --------     --------    -------

Loans originated:
  First mortgage loans:
   Loans on existing property.........................     $150,924     $ 83,419     $25,853
   Construction loans.................................       10,728       17,649       2,516
                                                           --------     --------     -------
     Total mortgage loans
      originated  (1).................................      161,652      101,068      28,369
  Consumer and other loans............................       23,351       15,984       8,139
                                                           --------     --------     -------
     Total loans originated...........................     $185,003     $117,052     $36,508
                                                           ========     ========     =======
Loans purchased.......................................           --           --     $   570
Loans sold............................................     $123,676     $ 46,763     $   810

(1) Includes mortgage division loans purchased.

    LOAN COMMITMENTS. The Corporation's commitments to make conventional mortgage loans on existing residential dwellings are normally made for periods of up to 30 days from the date of loan approval. Union Financial's total loan commitments outstanding as of September 30, 1998 were approximately $2,736,000. See "Financial Condition, Liquidity and Capital Resources" in the Annual Report.

    LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans and fees for making loan commitments, the Corporation charges origination fees or "points" for originating loans. Loan origination fees are usually a percentage of the principal amount of the mortgage loan, typically between .5% and 2%, depending on the terms and conditions. The Corporation does not receive origination fees on broker loans, but does receive a $150 review fee. The Corporation also offers loan products that require no origination fees to walk-in customers. Other fees collected include late charges applied to delinquent payments and fees collected in connection with loan modifications. The Corporation charges a 5% late charge fee on payments delinquent 15 days or more on new loan originations, loan modifications, loan assumptions and loans currently in the Corporation's portfolio where applicable. The 5% late charge is calculated on the delinquent monthly principal and interest payment amount. Late charges and modification fees do not constitute a material source of income. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. As of September 30, 1998, the Corporation had net deferred loan fees of approximately $142,000.

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


                                  At September 30,
                               ----------------------
                                1998    1997    1996
                               ------  ------  ------
Loans accounted for
  on a nonaccrual basis:
   Real estate:
     Residential.............  $ 581   $ 751   $1,049
     Commercial..............     --      --       74
     Construction............     --      --       --

   Consumer..................    115      27       --
                               -----   -----   ------
       Total.................  $ 696   $ 778   $1,123
                               -----   -----   ------
Accruing loans which are
 contractually past due
 90 days or more.............     --      --       --
Real estate owned, net.......     35       1       19
                               -----   -----   ------
Total non-performing assets..  $ 779   $   1   $  142
                               =====   =====   ======

Percentage of loans
   receivable net............    .55%    .60%    1.33%
                               =====   =====   ======

     Interest income that would have been recorded for the year ended September 30, 1998 had non-accruing loans been current in accordance with their original terms amounted to approximately $20,000. The amount of interest included in interest income on such loans for the year ended September 30, 1998 amounted to approximately $0.

     ALLOWANCE FOR LOAN LOSSES. In originating loans, the Corporation recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To cover losses inherent in the portfolio of performing loans, the Corporation maintains an allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on a number of factors, including management's evaluation of the collectibility of the loan portfolio, the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analysis pertinent to each situation.

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


     The following table sets forth an analysis of the Corporation's allowance for loan losses for the periods indicated (dollars in thousands):

                                          At September 30,
                                       ----------------------
                                        1998    1997    1996
                                       ------  ------  ------

Balance at beginning of period:        $ 928   $ 799   $ 878
                                       -----   -----   -----
Loans charged-off:


  Real estate:
    Residential......................     --      --      (6)
    Commercial.......................     --      --      --
  Consumer...........................   (127)   (165)    (88)
                                       -----   -----   -----
      Total charge-offs..............   (127)   (165)    (94)
                                       -----   -----   -----
Recoveries:
  Real estate:
    Residential......................     --      --      --
    Commercial.......................     --      --      --
  Consumer...........................     26      51      15
                                       -----   -----   -----
      Total recoveries...............     26      51      15
                                       -----   -----   -----
Net (charge-offs) recoveries.........   (101)   (114)    (79)
                                       -----   -----   -----
Provision for loan losses(1).........     --     243      --
                                       -----   -----   -----
Balance at end of period.............  $ 827   $ 928   $ 799
                                       =====   =====   =====
Ratio of net charge-offs to average
  gross loans outstanding during
  the period.........................    .07%    .09%    .11%
                                       =====   =====   =====

---------------------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

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

                                                        At September 30,
                            -------------------------------------------------------------------------
                                     1998                     1997                    1996
                            -----------------------  -----------------------  -----------------------
                                    % of Loans in            % of Loans in            % of Loans in
                                    Each Category            Each Category            Each Category
                            Amount  to Total Loans   Amount  to Total Loans   Amount  to Total Loans
                            ------  ---------------  ------  ---------------  ------  ---------------

Real estate:
 Residential..............   $ 400       85.90%       $ 400        83.49%       $400        82.81%
 Commercial...............     100        2.90          162         4.88         125         3.50
 Consumer.................     277       11.20          266        11.63         174        13.69
Unallocated...............      50         N/A          100          N/A         100          N/A
                             -----      ------        -----       ------        ----       ------
Total allowance for loan
  losses..................   $ 827      100.00%       $ 928       100.00%       $799       100.00%
                             =====      ======        =====       ======        ====       ======

     The Corporation maintains an allowance for losses on real estate acquired in settlement of loans when needed. At September 30, 1998, Union Financial had an allowance for losses on real estate acquired in settlement of loans of approximately $0. These values reflect current market conditions and sales experience. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

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

     As of September 30, 1998, the Corporation had approximately $1,446,000 of loans classified as substandard assets, which included real estate loans totaling $1,195,000 and consumer loans totaling $251,000. The Corporation had loans totaling approximately $182,000 classified as doubtful and approximately $1,979,000 designated as special mention at September 30, 1998, which included real estate loans totaling $1,491,000 and consumer loans totaling

$488,000. The Corporation carefully monitors its delinquent loans and real estate owned account as to changes in collectibility and other characteristics of asset and borrower quality.

INVESTMENT ACTIVITIES

     The Corporation is required under OTS regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and is also permitted to make certain other investments. The Corporation's liquidity requirement at September 30, 1998 was $5.2 million. At that date the Corporation held approximately $19.1 million in liquid funds, well in excess of regulatory requirements. Such funds consisted of United States Treasury and Agency obligations, certificates of deposits, overnight deposits, mortgage-backed securities and municipal bonds.

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

     The following table sets forth the Corporation's investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

                                                        Year Ended September 30,
                                 ---------------------------------------------------------------------
                                           1998                   1997                  1996
                                 -----------------------  ---------------------  ---------------------
                                  Carrying   Percent of   Carrying  Percent of   Carrying  Percent of
                                   Value      Portfolio    Value     Portfolio    Value     Portfolio
                                 ----------  -----------  --------  -----------  --------  -----------

AVAILABLE FOR SALE:
 Investment securities:
  U.S. Agency obligations......     $ 7,682       28.60%   $10,341       65.22%   $12,221       55.12%
   Municipal securities........         451        1.68        447        2.82      1,444        6.51
                                    -------      ------    -------      ------    -------      ------
  Total investment securities..       8,133       30.28     10,788       68.04     13,665       61.63
                                    -------      ------    -------      ------    -------      ------
 Mortgage-backed securities....      18,723       69.72      5,067       31.96      8,509       38.37
                                    -------      ------    -------      ------    -------      ------
 Total available for sale......     $26,856      100.00%   $15,855      100.00%   $22,174      100.00%
                                    =======      ======    =======      ======    =======      ======

HELD TO MATURITY:
 Investment securities:
  U.S. Agency obligations......     $ 1,500       55.58    $ 5,995       76.75%   $ 5,473       47.09%
  Mortgage-backed securities...       1,199       44.42      1,816       23.25      6,149       52.91
                                    -------      ------    -------      ------    -------      ------
 Total held to maturity........     $ 2,699      100.00%   $ 7,811      100.00%   $11,622      100.00%
                                    =======      ======    =======      ======    =======      ======

     The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from FHLMC, FNMA and GNMA with maturities from five to 30 years. The Corporation also purchases adjustable-rate Small Business Administration ("SBA") securities that are backed by the full faith and credit of the U.S. government.

     The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations ("CMOs") and structured notes. While these securities possess minimal credit risk due to the Federal guarantee backing the U. S. government agencies, they do posses liquidity risk and interest rate risk. The amortized cost of the CMOs on the books at September 30, 1998 was approximately $7,896,000 with a fair value of $7,958,000. The Corporation has purchased structured notes for investment purposes. These include step-up bonds, single-index floaters and dual-index floaters. While all financial instruments are subject to interest rate risk and liquidity risk, structured notes are more sensitive to changes in interest rates and differing note structures (call provision, rate adjustments, etc.). The Corporation had approximately $2.1 million in structured notes as of September 30, 1998 with a fair value of approximately $2.1 million as of that date. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

     The following table sets forth at amortized cost the maturities and weighted average yields of the Corporation's investment and mortgage-backed securities portfolio at September 30, 1998 (dollars in thousands):

                                                               Amount Due or Repricing within:
                             ------------------------------------------------------------------------------------------------------
                                  One Year             Over One to         Over Five to           Over
                                  or Less              Five Years           Ten Years           Ten Years             Total
                             --------------------  -------------------  ------------------  ------------------  -------------------
                                        Weighted              Weighted            Weighted            Weighted            Weighted
                             Carrying   Average    Carrying   Average   Carrying  Average   Carrying  Average   Carrying   Average
                              Value      Yield       Value     Yield     Value     Yield     Value     Yield     Value      Yield
                             --------  ----------  ---------  --------  --------  --------  --------  --------  --------  ---------

AVAILABLE FOR SALE:

 Investment Securities:
  U.S. Agency Obligations..      $500       3.03%     $1,546     5.05%    $  220     6.21%   $ 5,416     7.50%   $ 7,682      6.68%
  Municipal Securities(a)..       250       5.30         131     5.93         --       --         70     8.32        451      5.95
                             --------  ---------   ---------  -------     ------     ----    -------     ----    -------      ----

 Total Investment
  Securities...............       750       3.79       1,677     5.12        220     6.21      5,486     7.51      8,133      6.64

 Mortgage-backed Securities       111       7.02         728     7.40        262     5.51     17,622     7.04     18,723      7.03
                             --------  ---------   ---------  -------     ------     ----    -------     ----    -------      ----

 Total Available for Sale..       861       4.20%      2,405     5.81        482     5.83     23,108     7.15     26,856      6.91

HELD TO MATURITY:

 Investment Securities
  U.S. Agency Obligations..        --         --          --       --      1,500     7.58%        --       --      1,500      7.58

  Mortgage-backed
   Securities..............        --         --          --       --         --       --      1,199     7.87      1,199      7.87
                             --------  ---------   ---------  -------     ------     ----    -------     ----    -------      ----

  Total Held to Maturity...      $ --         --%     $   --       --%    $1,500     7.58%   $ 1,199     7.87%   $ 2,699      7.71%

--------------------------
(a) Yields are presented on a fully taxable equivalent basis.

     At September 30, 1998, approximately $1.4 million of debt securities and $751,000 of mortgage-backed securities were adjustable-rate securities.

     At September 30, 1998, the Corporation held obligations of Union County, South Carolina, in the amount of approximately $99,000 with a fair value of approximately $102,000 as of the same date.

DEPOSITS AND BORROWINGS

     Deposits are the major source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal repayments tend to slow when interest rates increase. Deposit inflows and outflows may be significantly influenced by general market interest rates and money market conditions. During fiscal year 1998, the Corporation experienced a net increases in deposits of approximately $11.9 million. The Corporation borrowed funds to support the remaining growth experienced in fiscal 1998.

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

     Savings deposits in the Corporation at September 30, 1998 were represented by the various types of savings programs described below:

                                     Weighted
                                      Average   Minimum             Percentage
                                     Interest   Balance              of Total
Deposits                               Rate     Required  Balances   Balances
-----------------------------------  ---------  --------  --------  -----------
                                                   (in thousands)
NOW accounts:
  Commercial non-interest-bearing..      0.00%    $   --   $ 7,119        5.48%
  Noncommercial....................      1.33        250    10,925        8.41%
Money market
  checking accounts................      3.40      1,000     6,832        5.26
Regular savings accounts...........      1.97        100    11,849        9.12
                                                           -------       -----
   Total demand and
     savings deposits..............      1.60               36,725       28.28%
                                         ----              -------       -----
 Certificates of deposit:
  91-day...........................      4.42        500       800         .86%
  6 months.........................      4.78        500    18,392       19.72
  9-12 months......................      5.50        500    22,768       24.42
  15-19 months.....................      5.70        500    19,833       21.27
  20-30 months.....................      5.73        500    12,460       13.36
  36-40 months.....................      5.72        500     2,277        2.44

                      (table continued on following page)


                         Weighted
                          Average   Minimum             Percentage
                         Interest   Balance              of Total
Deposits                   Rate     Required  Balances   Balances
-----------------------  ---------  --------  --------  -----------
                                       (in thousands)

  48 months............      5.86%      $500       539         .55
  60 months............      6.38        500     3,839        4.25
IRAs...................      5.58        100    12,240       10.57
   Total certificates
     of deposits.......      5.51               93,148       71.72%

Total deposits.........      4.40             $129,873      100.00%


     TIME DEPOSITS BY RATES AND MATURITY. The following table sets forth the time deposits of the Corporation classified by rates as of the dates indicated (in thousands):


                                                                             At September 30,
                                                                    ---------------------------------
                                                                       1998        1997        1996
                                                                    ----------  -----------  --------

Up to 4%..........................................................     $    37      $    22   $   125
4.01% to 6.0%.....................................................      89,155       77,401    61,794
6.01% to 8.0%.....................................................       3,956        5,342     7,139
                                                                       -------      -------   -------

Total savings certificates                                             $93,148      $82,765   $69,058
                                                                       =======      =======   =======

The following table sets forth the maturities of time deposits at September 30, 1998 (in thousands):

                                                                              Amount
                                                                             -------

 Within three months..............................................           $27,611
 After three months but within six months.........................            29,953
 After six months but within one year.............................            17,120
 After one year but within three years............................            14,508
 After three years but within five years..........................             3,956
 After five years but within ten years............................                --
                                                                             -------
        Total.....................................................           $93,148
                                                                             =======

     Certificates of deposit with maturities of less than one year increased from $60.8 million at September 30, 1997 to $74.6 million at September 30, 1998. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. In addition, management of the Bank believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 1998 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

        Maturity Period          Amount
-------------------------------  -------

Three months or less...........  $ 5,581
Over three through six months..    6,055
Over six through 12 months.....    3,461
Over 12 months.................    3,732
                                 -------
     Total jumbo certificates
      of deposit...............  $18,829
                                 =======

     See Note 5 of Notes to Consolidated Financial Statements for additional information about deposit accounts.

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

     The following tables sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

                                                    At September 30,
                                              ----------------------------
                                                1998      1997      1996
                                              --------  --------  --------

Balance outstanding at end of period:
  FHLB advances and other borrowings........  $41,441   $37,979   $20,488

Weighted average rate paid on:
  FHLB advances and other borrowings........     5.69%     6.00%     6.30%


                                                Year Ended September 30,
                                              ---------------------------
                                                 1998      1997      1996
                                              -------   -------   -------

Maximum amount of borrowings
 outstanding at any month end:
  FHLB advances and other borrowings........  $41,441   $37,979   $20,488

Approximate average short-term borrowings
 outstanding with respect to:
  FHLB advances and other borrowings........   35,197    35,237     9,499

Approximate weighted average rate paid on:
  FHLB advances and other borrowings........     5.70%     5.62%     6.01%

At September 30, 1998, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option. At September 30, 1998, the Corporation had unused lines of credit with the FHLB of Atlanta totaling $8 million.

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

     As of September 30, 1998, a local commercial bank, one branch office of a regional commercial bank and an office of a regional savings and loan association were located in Union County, South Carolina. The Corporation is the largest financial institution based in Union County, South Carolina.

     During the fiscal year 1997, the Corporation expanded to Laurens County with the purchase of a First Union banking center. The makeup of the area and the competition is similar to that of Union County.

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

SUBSIDIARY ACTIVITIES

     Under OTS regulations, the Bank generally may invest up to 3% of its assets in service corporations, provided that at least one-half of the investment in excess of 1% is used primarily for community, inner-city and community development projects. In 1997, the Bank formed Provident Financial Services, Inc. for the purpose of engaging in securities brokerage activities for the benefit of the Bank's customers.

YEAR 2000 ISSUES

     The approach of the year 2000 ("Year 2000") presents significant issues for many financial, information, and operational systems. Many systems in use today may not be able to interpret dates after December 31, 1999, appropriately, because such systems allow only two digits to indicate the year in a date. The Year 2000 problems may occur in computer programs, computer hardware, or electronic devices that utilize computer chips to process any information that contains dates. Therefore, the issue is not limited to dates in computer programs but is a complex combination of problems that may exist in computer programs, data files, computer hardware, and other devices essential to the operation of the business. Further, companies must consider the potential impact that Year 2000 may have on services provided by third parties.

        Substantially all of the Year 2000 risk is related to the Bank's activities. The Bank has a formal Year 2000 Plan which includes a Year 2000 Task Force. The Plan has been reviewed by the senior management and the Board of Directors. Included in the Plan is a listing of all systems (whether in-house or provided/supported by third parties) which may be impacted by Year 2000 and a categorization of the systems by their potential impact on Bank operations. The Task Force has received Year 2000 plans from third parties identified during the assessment phase of the Year 2000 Plan. For systems that have been classified as critical to the operations of the Bank, contingency plans have been developed. Contingency plans may include utilization of alternate third party vendors, alternate processing methods and software, or manual processing. The plans have various activation dates (e.g., the date on which a third party processor fails to meet its Year 2000 compliance deadline). In addition to addressing its own Year 2000 issues, the Bank is in the process of assessing the impact of the Year 2000 on significant commercial borrowers. The Bank's Year 2000 readiness is reviewed and monitored by the Office of Thrift Supervision ("OTS").

     The Bank core processing systems are outsourced through a contract with The BISYS Group, Inc. ("BISYS"). BISYS has developed a Year 2000 Plan and provides the Bank with periodic updates. BISYS also has held Year 2000 workshops, whose objectives have been to assist the Bank in the development of its Year 2000 Plan, to provide updates on the BISYS Year 2000 plan, and training on the use of the BISYS Year 2000 test facility, whose function is to allow BISYS clients to test their systems' compatibility with the BISYS system. BISYS completed all program maintenance associated with Year 2000 prior to October 31, 1998, and expects a full year of testing prior to January 1, 2000. Like the Bank, BISYS Year 2000 activities are subject to OTS oversight.

     The incremental cost associated with the Bank's compliance is expected to be less than $25,000 to $50,000. The majority of all hardware upgrades began in
             -------------------
1995 as a result of the Bank's plan to increase efficiencies and eliminate obsolescence of some system components. Should the Bank or any of its third party service providers fail to complete Year 2000 measures in a timely manner, it would likely have a material adverse effect, which amount cannot be reasonably estimated at this time.

EMPLOYEES

     The Corporation had 65 full-time employees as of September 30, 1998. None of the employees are represented by a collective bargaining unit. The Corporation believes that relations with its employees are excellent.

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

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Atlanta. The Bank is in compliance with this requirement with an investment in FHLB-Atlanta stock of $2.0 million at September 30, 1998. Among other benefits, the FHLB-Atlanta provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

     The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the Federal Deposit Insurance Act as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

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

     PROMPT CORRECTIVE ACTION. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

     At September 30, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended ("Code") or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Federal Home Loan Mortgage Corporation or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1998, the Bank was in compliance with the QTL test.

     CAPITAL REQUIREMENTS. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See " Prompt Corrective Action."

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighting factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and
                               ----
outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution).
A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully
                           ----
phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

     The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1998, the Bank's limit on loans to one borrower was $1.9 million. At September 30, 1998, the Bank's largest aggregate amount of loans to one borrower was $1.4 million.

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

     HOLDING COMPANY ACTIVITIES. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions under the HOLA. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple bank holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     QUALIFIED THRIFT LENDER TEST. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations --Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Corporation owns its main office, located at 203 West Main Street in Union, South Carolina, which was opened in 1977. The Corporation also owns a banking center which opened in April 1989, located at 508 North Duncan By-Pass, Union, South Carolina and a branch office, acquired in 1997, in Laurens, South Carolina. The Corporation purchased property in Jonesville, South Carolina and opened a temporary office in July 1994. The net book value of the Corporation's investment in premises and equipment totaled approximately $4 million at September 30, 1998. See Note 4 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.


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

     Certain executive officers of the Bank also serve as executive officers of Union Financial. The day-to-day management duties of the executive officers of Union Financial and the Bank relate primarily to their duties as to the Bank. The executive officers of Union Financial are as follows:

                            Position as of
Name                Age(a)  September 30, 1998
----                ------  ------------------

Dwight V. Neese      48     President, Chief Executive Officer and Director
Richard H. Flake     50     Executive Vice President - Chief Financial Officer
Gerald L. Bolin      36     Vice President - Chief Operating Officer
Wanda J. Wells       42     Vice President - Corporate Secretary

--------------------
(a)  At September 30, 1998.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Transactions with Management" in the Proxy Statement.


                                    PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

      (a)  Exhibits
           3(a)  Certificate of Incorporation(1)
           3(b)  Bylaws(1)
           3(c)  Certificate of Amendment of Certificate of Incorporation dated
                 January 22, 1997(2)
           10(a) Employment Agreement with Dwight V. Neese(3)
           10(b) Union Federal Savings and Loan Association 1987 Stock
                 Option Plan(3)
           10(c) Union Financial Bancshares, Inc. 1995 Stock Option Plan(4)
           13    1998 Annual Report to Stockholders
           21    Subsidiaries of the Registrant
           23    Consent of Independent Auditor
           27    Financial Data Schedule

      (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

-----------------------------------
(1) Incorporated herein by reference to Union Financial's Registration Statement on Form S-4 (File No. 33-80808) filed with the Securities and Exchange Commission on June 29, 1994.
(2) Incorporated herein by reference to Exhibit 3 (c) to Union Financial's Form 10-KSB for the year ended September 30, 1997.
(3) Incorporated herein by reference to Union Financial's Form 10-KSB for the year ended September 30, 1996.
(4)   Incorporated herein by reference to Exhibit A to Union Financial's
      Proxy Statement for its 1996 Annual Meeting of Stockholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNION FINANCIAL BANCSHARES, INC.



Date:  December 28, 1998          By:  /s/ Dwight V. Neese
                                       -----------------------------------
                                       Dwight V. Neese
                                       President and Chief
                                       Executive Officer - Duly Authorized
                                       Representative



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ Dwight V. Neese           By:
      ---------------------------         -----------------------------------
      Dwight V. Neese                     James W. Edwards
      Principal Executive Officer         Director

Date: December 28, 1998             Date: December __, 1998



By:   /s/ Richard H. Flake          By:
      ---------------------------         -----------------------------------
      Richard H. Flake                    David G. Russell
      (Principal Financial and            Director
      Accounting Officer)

Date: December 28, 1998             Date: December __, 1998



By:   /s/ Mason G. Alexander        By:   /s/ Louis M. Jordan
      ---------------------------         -----------------------------------
      Mason G. Alexander                  Louis M. Jordan
      Director                            Director

Date: December 28, 1998             Date: December __, 1998



By:   /s/ William M. Graham         By:
      ---------------------------         -----------------------------------
      William M. Graham                   Carl L. Mason
      Director                            Director

Date: December 28, 1998             Date: December __, 1998