Form 10QSB
period 1998-12-31
UNION FINANCIAL BANCSHARES INC
filed 1999-02-11
CIK 926164

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                  FORM 10-QSB

(Mark One)

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---
    EXCHANGE ACT OF 1934
    For the quarterly period ended December 31, 1998
                                   -----------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from            to
                                   ----------    ----------


                       COMMISSION FILE NUMBER 1-5735


                       UNION FINANCIAL BANCSHARES, INC.
                       --------------------------------


Delaware                                                         57-1001177
--------------------------------------------------------------------------------
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                            29379
-------------------------------------------                         ------------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,281,400 shares, $0.01 par value, common stock as of December 31, 1998.

                       UNION FINANCIAL BANCSHARES, INC.


                                    INDEX

PART I.           FINANCIAL INFORMATION                                     PAGE
                  ---------------------                                     ----

            Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of December 31, 1998
             and September 30, 1998                                            3

            Consolidated Statements of Income for the three months
             ended December 31, 1998 and 1997                                  4

            Consolidated Statements of Cash Flows for the three
             months ended December 31, 1998 and 1997                           5

            Consolidated Statements of Shareholders' Equity for the
            three months ended December 31, 1998 and 1997                      6

            Notes to Consolidated Financial Statements                       7-9

            Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 10-13


PART II.    OTHER INFORMATION                                              14-15
            -----------------


            Signatures                                                        16


ITEM 1.  FINANCIAL STATEMENTS
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1998


                                                                                       DECEMBER 31,                 SEPTEMBER 30,
ASSETS                                                                                     1998                         1998
                                                                                    -------------------           -----------------
                                                                                                  (DOLLARS IN THOUSANDS)

Cash                                                                               $             1,483           $            2,469
Short term interest-bearing deposits                                                             3,248                        1,124
                                                                                    -------------------           -----------------
Total cash and cash equivalents                                                                  4,731                        3,593
                                                                                    -------------------           -----------------
Investment and mortgage-backed securities:
  Held to maturity                                                                               2,534                        2,699
  Available for sale                                                                            33,099                       26,856
                                                                                    -------------------           -----------------
Total investment and mortgage-backed securities                                                 35,633                       29,555
Loans , net
  Held for sale                                                                                 34,511                       37,584
  Held for investment                                                                          100,148                      104,618
                                                                                    -------------------           -----------------
Total loans receivable, net                                                                    134,659                      142,202
Office properties and equipment, net                                                             4,101                        4,020
Federal Home Loan Bank Stock, at cost                                                            2,053                        2,023
Accrued interest receivable                                                                      1,246                        1,197
Mortgage servicing rights                                                                        3,955                        3,270
Other assets                                                                                     3,025                        3,426
                                                                                    -------------------           -----------------
TOTAL ASSETS                                                                       $           189,403           $          189,286
                                                                                    ===================           =================

LIABILITIES

Deposit accounts                                                                   $           134,028           $          129,873
Securities sold under repurchase agreements                                                      2,788                          895
Advances from the Federal Home Loan Bank and other borrowings                                   36,546                       41,441
Accrued interest on deposits                                                                       292                          336
Advances from borrowers for taxes and insurance                                                    148                          496
Other liabilities                                                                                  238                          945
                                                                                    -------------------           -----------------
TOTAL LIABILITIES                                                                              174,040                      173,986
                                                                                    -------------------           -----------------

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                                             0                            0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
   issued and outstanding - 1,281,400 shares at 12/31/98 and 1,278,250 at 9/30/98                   13                           13
Additional paid-in capital                                                                       4,408                        4,471
Accumulated other comprehensive income                                                             (79)                         148
Retained earnings, substantially restricted                                                     11,021                       10,668
                                                                                    -------------------           -----------------
TOTAL SHAREHOLDERS' EQUITY                                                                      15,363                       15,300
                                                                                    -------------------           -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $           189,403           $          189,286
                                                                                    ===================           =================

See notes to consolidated financial statements.



UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED) AND 1997 (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                            DECEMBER 31,           DECEMBER 31,
                                                                1998                   1997
                                                         -------------------    -------------------
                                                                   (DOLLARS IN THOUSANDS)

INTEREST INCOME:
  Loans                                                 $             2,938    $              2,892
  Deposits and federal funds sold                                        19                      27
  Mortgage-backed securities                                            356                     122
  Interest and dividends on
   investment securities                                                208                     227
                                                         -------------------    --------------------
TOTAL INTEREST INCOME                                                 3,521                   3,268
                                                         -------------------    --------------------

INTEREST EXPENSE:
  Deposit accounts                                                    1,414                   1,304
  Advances from the FHLB and other borrowings                           560                     507
                                                         -------------------    --------------------
TOTAL INTEREST EXPENSE                                                1,974                   1,811
                                                         -------------------    --------------------

NET INTEREST INCOME                                                   1,547                   1,457
  Provision for loan losses                                              15                      45
                                                         -------------------    --------------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                          1,532                   1,412
                                                         -------------------    --------------------

NON INTEREST INCOME:
  Fees for financial services                                           196                     189
  Loan servicing fees (costs)                                           (86)                      6
  Net gains (losses) on sale of loans                                   143                      75
  Net gains on sale of investments                                        0                       0
                                                         -------------------    --------------------
TOTAL NON INTEREST INCOME                                               253                     270
                                                         -------------------    --------------------

NON INTEREST EXPENSE:
  Compensation and employee benefits                                    582                     555
  Occupancy and equipment                                               283                     224
  Deposit insurance premiums                                             25                      16
  Professional services                                                  75                      89
  Real estate operations                                                  5                       3
  Other                                                                 239                     222
                                                         -------------------    --------------------
TOTAL NON INTEREST EXPENSE                                            1,209                   1,109
                                                         -------------------    --------------------

INCOME BEFORE INCOME TAXES                                              576                     573
Income tax expense                                                      208                     213
                                                         -------------------    --------------------
NET INCOME                                              $               368    $                360
                                                         ===================    ====================

BASIC NET INCOME PER COMMON SHARE                       $              0.29    $               0.29
                                                         ===================    ====================

DILUTED NET INCOME PER COMMON SHARE                     $              0.27    $               0.27
                                                         ===================    ====================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

BASIC                                                             1,280,347               1,249,060

DILUTED                                                           1,369,323               1,338,036

See notes to consolidated financial statements.




UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED ) AND 1997 (UNAUDITED)
                                                                                                     THREE MONTHS ENDED
                                                                                             DECEMBER 31,            DECEMBER 31,
                                                                                                 1998                    1998
                                                                                          ----------------        ---------------
                                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                                                                       $368                   $360
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                                        15                     45
  Amortization of intangibles                                                                      53                     53
  Depreciation of deferred income, net of costs                                                    79                     55
  Recognition of deferred income, net of costs                                                    (25)                    (8)
  Deferral of fee income, net of costs                                                              4                     98
  Loans originated for sale                                                                    40,119                 23,094
  Sale of loans                                                                               (40,119)               (23,094)
  (Gain) loss on sale of loans                                                                    143                     75
  Changes in operaing assets and liabilities:
  Decrease (increase) in accrued interest receivable                                              (49)                   231
  Decrease (increase) in other assets                                                            (401)                  (260)
  Increase (decrease) in other liabilities                                                     (1,055)                  (177)
  Increase (decrease) in accrued interest payable                                                 (44)                   (41)
                                                                                  --------------------    -------------------
                                                                                                 (912)                   431

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
  Available for sale                                                                          (11,022)                (1,148)
Proceeds from sale of investment and mortgage-
  backed securities                                                                             2,090                      0
Proceeds from maturity of investment and mortgage-
  backed securiites:
  Available for sale                                                                            1,374                  6,724
Principal repayments on morgage-backed securities:
  Held to maturity                                                                                165                     40
  Available for sale                                                                            1,315                    389
Loan originations                                                                              (7,385)               (19,707)
Principal repayments of loans                                                                  15,309                  8,300
Proceeds from sale of real estate acquired in settlement of loans                                   4                      0
Purchase of mortage servicing rights                                                             (685)                     0
Purchase of FHLB stock                                                                            (30)                     0
Redemption of FHLB stock                                                                            0                    255
Purchase of office properties and equipment                                                      (161)                  (171)
                                                                                  --------------------    -------------------
Net cash provided by (used by) investing activities                                              $974                ($5,318)
                                                                                  --------------------    -------------------
FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                                       19                    151
Dividends paid in cash ($0.093  per share - 1998
  and $0.082 per share - 1997)                                                                    (96)                  (102)
Proceeds from FHLB advances and other borrowings                                                    0                 26,100
Repayment of FHLB advances and other borrowings                                                (4,895)               (24,106)
Increase (Decrease) in securities sold under repurchase agreements                              1,893                    688
Increase (Decrease) in deposit accounts                                                         4,155                 (2,015)
                                                                                  --------------------    -------------------

Net cash (used by) provided by financing activities                                             1,076                    716
                                                                                  --------------------    -------------------

NET  DECREASE \ INCREASE IN CASH
   AND CASH EQUIVALENTS                                                                         1,138                 (4,171)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                       3,593                  7,821
                                                                                  --------------------    -------------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                            $4,731                 $3,650
                                                                                  ====================    ===================

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                                                   $443                   $437
  Interest                                                                                      1,974                  1,811

Non-cash transactions:
  Loans foreclosed                                                                                  0                      0

See notes to consolidated financial statements.


                                                          UNION FINANCIAL BANSHARES, INC.
                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                           THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)


BALANCE AT SEPTEMER 30, 1997                          1,241,550         12          3,989         9,589       (63)        13,527

Net income                                                                                         359                      359

Other comprehensive income
  Unrealized gains on securities:
    Unrealized holding gains arising during
    period                                                                                                     5
                                                                                                               -
  Other comprehensive income                                                                                   5             5
                                                                                                                             -
Comprehensive income                                                                                                       364

Dividend reinvestment plan contributions               11,237           0            151                                   151
                                                                        -

Cash dividend ($.09 per share)                                                                     (99)                    (99)

                                                  -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                        1,252,787          12          4,140         9,849       (58)       13,943
                                                  =============================================================================
BALANCE AT SEPTEMBER 30, 1997                       1,278,250          13          4,475        10,664       148        15,300


Net income                                                                                         368                     368

  Other comprehensive income
    Unrealized losses on securities:
      Unrealized holding losses arising during
      period                                                                                                (227)
                                                                                                             ---
    Other comprehensive income                                                                              (227)         (227)
                                                                                                                           ---
  Comprehensive income                                                                                                     141

Dividend reinvestment plan contributions                3,150           0             18                                    18
                                                                        -

Cash dividend ($.093 per share)                                                                    (96)                    (96)

                                                  -----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                        1,281,400          13          4,493        10,936       (79)       15,363
                                                  =============================================================================




                                                               6


                       UNION FINANCIAL BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    Presentation of Consolidated Financial Statements
      -------------------------------------------------

      The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiary, Provident Community Bank (the "Bank"). The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1998 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

      In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Corporation does not anticipate the adoption of SOP 98-1 will have a material effect on its financial statements.

      SFAS No.  131,  Disclosure  about  Segments of an  Enterprise  and Related
                      ----------------------------------------------------------
      Information-  This  statement  establishes  standards  for the way  public
      -----------
      enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, interim disclosures will not be needed. The Company will adopt this standard in its September 30, 1999 financial statements.

      SFAS  No.  132,   Employers'   Disclosures   about   Pensions   and  other
                        --------------------------------------------------------
      Post-Retirement Benefits- This statement deals principally with employers'
      ------------------------
      disclosures about defined benefit plans and other post-retirement benefit plans. This statement is effective for the Bank for the fiscal year beginning October 1, 1998. The adoption of SFAS 132 will not have a impact on the financial statements of the Corporation due to the disclosure requirements only.

      SFAS  No.  133,   Accounting  for  Derivative   Instruments   and  Hedging
                        --------------------------------------------------------
      Activities-This  statement establishes  accounting and reporting standards
      ----------
      for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. The statement is effective for the Bank for the fiscal year beginning October 1, 1999 and may not be applied retroactively.

      SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the
                    ------------------------------------------------------------
      Securitization  of  Mortgage  Loans  Held for Sale by a  Mortgage  Banking
      --------------------------------------------------------------------------
      Enterprise-This  statement is effective  for the first  quarter  beginning
      ----------
      after December 15, 1998. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non mortgage banking enterprise. The adoption of this standard is not expected to have a material effect on the Bank's financial statements.

2.    Income Per Share
      ----------------

      Effective January 29, 1998, the Corporation declared a three-for-two stock split in the form of a 50% stock dividend of the Corporation's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock split.

      Income per share amounts for the three months ended December 31, 1998 and 1997 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.    Assets Pledged
      --------------

      Approximately $10,686,000 and $10,383,000 of debt securities at December 31, 1998 and September 30, 1998, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral to Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.    Contingencies and Loan Commitments
      ----------------------------------

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 1998 related to these items is summarized below:

      Loan Commitments:                                      Contract Amount
      ----------------                                       ---------------
            Approved loan commitments                       $    757,000
            Unadvanced portions of loans                       6,007,000
                                                            ------------
            Total loan commitments                          $  6,764,000
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

      Commitments outstanding at December 31, 1998 consist of fixed and adjustable rate loans of approximately $6,764,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

      Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $14,361,000. Of these lines, the outstanding loan balances totaled approximately $8,354,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $750,000, which had an outstanding balance at December 31, 1998 of approximately $192,000. At December 31, 1998, the Bank had loan commitments to sell $34,000,000 in fixed rate residential loans which had not been closed to Freddie Mac for the months of January-March, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Financial Condition
      -------------------

      At December 31, 1998 total assets of the Corporation increased $117,000 or .06% to $189,403,000 from $189,286,000 at September 30, 1998. Investments and mortgage-backed securities increased approximately $6,078,000 or 20.57% during the three months ended December 31, 1998. The increase was due primarily to increased loan prepayments of fixed-rate loans that resulted in a $7,543,000 reduction in loans. This decrease in loans receivable funded the increase in investments and mortgage-backed securities. Deposits increased $4,155,000 or 3.20% to $134,028,000 for the three months ended December 31, 1998. The increase was a result of additions in certificate deposit balances due to the Bank adopting a focus product concept whereby speciality products are advertised on a frequent basis. These funds were used to repay borrowings which decreased $4,895,000 or 3.98% from $41,441,000 at September 30, 1998 to $36,546,000 at December 31, 1998. At December 31, 1998, mortgage servicing rights increased $685,000 or 20.95% to $3,955,000 from $3,270,000 at September
      30, 1998. In conjunction with this increase, loans serviced for others increased from $164,396,000 at September 30, 1998 to $202,305,000 at
      December 31, 1998.

      Liquidity
      ---------

      Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

      The OTS imposes a minimum level of liquidity on the Bank which is currently 4% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 17.78% as of December 31, 1998. As in the past, management expects that the Bank can meet its obligations to fund outstanding mortgage loan commitments, which were approximately $757,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of December 31, 1998, while maintaining liquidity in excess of regulatory requirements.

      Capital Resources
      -----------------

      The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

      As of December 31, 1998, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                      REQUIREMENT  ACTUAL    EXCESS
    -----------------------------------------------------------------------------------

      Tangible capital                                  $2,818    $13,361     $10,543
      Tangible capital to adjusted total assets           1.50%      7.11%       5.61%

      Core capital                                      $7,516    $13,361      $5,845
      Core capital to adjusted total assets               4.00%       7.1%       3.11%

      Risk based capital                                $8,342    $14,187      $5,845
      Risk based capital to risk weighted assets          8.00%     13.61%       5.61%


      The reported capital requirements are based on information reported in the OTS December 31, 1998 quarterly thrift financial report.

      RESULTS OF  OPERATIONS FOR  THE  THREE MONTHS  ENDED DECEMBER 31, 1998 AND
      1997

      General
      -------

      Net income increased $8,000 or 2.22% to $368,000 for the three months ended December 31, 1998 as compared to the same period in 1997. Non interest income decreased $17,000 or 6.30% and net interest income after provision for loan losses increased $120,000 or 8.50%.

      Interest Income
      ---------------

      Interest income increased $253,000 or 7.74% for the three months ended December 31, 1998 as compared to the same period in 1997. Interest income on loans increased 1.59% or $46,000 to $2,938,000 for the three months ended December 31, 1998 from $2,892,000 for the three months ended December 31, 1997. Interest income on overnight deposits and federal funds sold had a net decrease of $8,000 for the three months ended December 31, 1998 as compared to the same period in the prior year due primarily to lower balances. Interest and dividends on investment and mortgage-backed securities increased $215,000 or 61.60% for the three months ended
      December 31, 1998 to $564,000 from $349,000 during the same period in 1997. The increase was due primarily to an increase in the level of purchases in investment and mortgage-backed securities made during the first quarter of the fiscal year.

      Interest Expense
      ----------------

      The Corporation experienced an overall increase of $163,000 or 9.00% in interest expense for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997 due primarily to the growth in the deposit base. Interest expense on deposit accounts increased $110,000 or 8.44% to $1,414,000 for the three months ended December 31, 1998 from $1,304,000 during the same period in 1997. Interest expense on borrowings increased $53,000 or 10.45% for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. The increase was due to higher volumes in FHLB advances during the period which were required to fund higher loan originations.

      Provision for Loan Loss
      -----------------------

      During the three months ended December 31, 1998, provisions for loan losses were $15,000 as compared to $45,000 for the same period in the previous year. The decrease in loan loss provisions are due to the low volume of loan charge offs along with low level of delinquent loans to total loans. Management believes the Bank's loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at December 31, 1998 were approximately .82% of the Bank's outstanding loan portfolio, net of loans held for sale compared to .84% for the same period in the previous year.

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                         DECEMBER 31, 1998   SEPTEMBER 30, 1998
                                         -----------------   ------------------

      Non-accruing loans which are
      contractually past due 90 days
       or more:

      Real Estate:
       Residential                            $ 592                $ 581
       Commercial                                --                   --
       Construction                              --                   --
      Non-mortgage                              165                  115
                                                ---                -----
      Total                                   $ 757                $ 696
                                              =====                =====

      Percentage of loans receivable, net      0.56%                0.49%
                                               -----                =====

      Allowance for loan losses                $826                 $827
                                               ====                 ====

      Real estate acquired through
       foreclosure and repossessed
       assets, net of allowances                $79                 $ 10
                                                ===                 ====

      Non Interest Income and Expense
      -------------------------------

      Total non interest income decreased $17,000 or 6.30% to $253,000 for the three months ended December 31, 1998 from $270,000 for the same period in the previous year. The reduction in non-interest income from the previous year was due to increased amortization expense as part of the servicing income as a result of increased prepayments on loans serviced for others. Gross service fee income for the current year was $152,000 compared to the previous year income of $61,000. The increased income was offset by higher premium amortization on purchased loans of $198,000 in the current year compared to $34,000 in the previous year. The current year also included $32,000 in servicing portfolio provision for mark to market valuation. Gains on sale of loans was $143,000 for the three months ended December 31, 1998 as compared to a gain on sale of loans of $75,000 for the three months ended December 31, 1997.

      For the three months ended December 31, 1998, total non-interest expense increased $73,000 or 6.58% to $1,209,000 from $1,109,000 for the same period in 1997. Compensation and employee benefits increased $27,000 or 4.86% to $582,000 for the three months period ended December 31, 1998 from $555,000 for the same period in 1997. Occupancy and equipment expense increased $59,000 or 26.34% to $283,000 for the three months ended December 31, 1998 from $224,000 for the same period in 1997. Professional services expenses decreased $14,000 or 15.73% to $75,000 for the three month period ended December 31, 1998 from $896,000 for the same period in 1997. The increase in compensation and employee benefits was due primarily to cost of living increases along with additional staffing for the growth in the mortgage operation. The increase in occupancy and equipment expenses was due to higher data processing costs along with higher depreciation expense. Deposit insurance premiums for the three months ended December 31, 1998 increased $9,000 to $25,000 from $16,000 for the same period in 19997 due to an increase in the deposit base.

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

YEAR 2000
---------

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

Substantially all of the Year 2000 risk is related to the Bank's activities. The Bank has a formal Year 2000 Plan which includes a Year 2000 Task Force. The Plan has been reviewed by the senior management and the Board of Directors. Included in the Plan is a listing of all systems (whether in-house or provided/supported by third parties) which may be impacted by Year 2000 and a categorization of the systems by their potential impact on Bank operations. The Task Force has received Year 2000 plans from third parties identified during the assessment phase of the Year 2000 Plan. For systems that have been classified as critical to the operations of the Bank, contingency plans have been developed. Contingency plans may include utilization of alternate third party vendors, alternate processing methods and software, or manual processing. To date, no critical problems are anticipated. The plans have various activation dates (e.g., the date on which a third party processor fails to meet its Year 2000 compliance deadline). In addition to addressing its own Year 2000 issues, the Bank is in the process of assessing the impact of the Year 2000 on significant commercial borrowers. The Bank will continue discussing the Year 2000 compliance activities with commercial borrowers and will not lend to borrowers who have not addressed Year 2000 procedures. The Bank's Year 2000 readiness is reviewed and monitored by the Office of Thrift Supervision ("OTS").

The Bank's core processing systems are outsourced through a contract with The BISYS Group, Inc. ("BISYS"). BISYS has developed a Year 2000 Plan and provides the Bank with periodic updates. BISYS also has held Year 2000 workshops, whose objectives have been to assist the Bank in the development of its Year 2000 Plan, to provide updates on the BISYS Year 2000 plan, and training on the use of the BISYS Year 2000 test facility, whose function is to allow BISYS clients to test their systems' compatibility with the BISYS system. BISYS completed all program maintenance associated with Year 2000 prior to October 31, 1998. The Bank began completed its initial testing phase of the BISYS system for Year 2000 compliance. During the testing phase, no significant problems were found. The Bank will continue testing the BISYS system during their next testing phase to ensure overall compliance for Year 2000. Like the Bank, BISYS Year 2000 activities are subject to OTS oversight.

The incremental cost associated with the Bank's compliance is expected to be less than $50,000. The majority of all hardware upgrades began in 1995 as a result of the Bank's plan to increase efficiencies and eliminate obsolescence of some system components. Should the Bank or any of its third party service providers fail to complete Year 2000 measures in a timely manner, it would likely have a material adverse effect, whose amount cannot be reasonably estimated at this time.

ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------

                  Exhibits
                  --------

                  27    Financial Data Schedule

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       UNION FINANCIAL BANCSHARES, INC.
                       --------------------------------
                                 (REGISTRANT)



Date:      2/5/99                   By: /s/ Dwight V. Neese, CEO
       ---------------
                                       ----------------------------
                                       Dwight V. Neese, CEO


Date:      2/5/99                   By: /s/ Richard H. Flake, CFO
      ----------------                  ----------------------------
                                        Richard H. Flake, CFO