Form 10QSB
period 1999-03-31
UNION FINANCIAL BANCSHARES INC
filed 1999-05-11
CIK 926164

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
----- OF 1934 For the quarterly period ended March 31, 1999

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                    to
                                      -----------------    -----------------

                        COMMISSION FILE NUMBER 1-5735


                       UNION FINANCIAL BANCSHARES, INC.
                       --------------------------------


Delaware                                                        57-1001177
--------------------------------------------------------------------------------
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                           29379
-------------------------------------------                      ---------------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,349,153 shares, $0.01 par value, common stock as of March 31, 1999.

                       UNION FINANCIAL BANCSHARES, INC.


                                    INDEX

PART I.           FINANCIAL INFORMATION                                     PAGE
                  ---------------------                                     ----

            Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of March 31, 1999
             and September 30, 1998                                            3

            Consolidated Statements of Income for the three and six months
             ended March 31, 1999 and 1998                                     4

            Consolidated Statements of Cash Flows for the six
             months ended March 31, 1999 and 1998                              5

            Consolidated Statements of Shareholders' Equity for the
            six months ended March 31, 1999 and 1998                           6

            Notes to Consolidated Financial Statements                       7-9

            Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 10-13


PART II.    OTHER INFORMATION                                              14-16
            -----------------

            Signatures                                                        18



Item 1.    Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 1999 (unaudited) and September 30, 1998



                                                                     MARCH 31,                 SEPTEMBER 30,
ASSETS                                                                 1999                        1998
                                                               -------------------         --------------------
                                                                           (DOLLARS IN THOUSANDS)

Cash                                                           $        1,988               $       2,469
Short term interest-bearing deposits                                    3,704                       1,124
                                                                --------------               -------------
Total cash and cash equivalents                                         5,692                       3,593
                                                                --------------               -------------
Investment and mortgage-backed securities:
  Held to maturity                                                      2,410                       2,699
  Available for sale                                                   36,598                      26,856
                                                                --------------               -------------
Total investment and mortgage-backed securities                        39,008                      29,555
Loans , net
  Held for sale                                                         9,074                      37,584
  Held for investment                                                 122,665                     104,618
                                                                --------------               -------------
Total loans receivable, net                                           131,739                     142,202
Office properties and equipment, net                                    4,280                       4,020
Federal Home Loan Bank Stock, at cost                                   1,733                       2,023
Accrued interest receivable                                             1,332                       1,197
Mortgage servicing rights                                               4,103                       3,270
Other assets                                                            4,335                       3,426
                                                                --------------               -------------
TOTAL ASSETS                                                   $      192,222               $     189,286
                                                                ==============               =============

LIABILITIES

Deposit accounts                                               $      146,325               $     129,873
Securities sold under repurchase agreements                             5,559                         895
Advances from the Federal Home Loan Bank and other borrowings          24,569                      41,441
Accrued interest on deposits                                              256                         336
Advances from borrowers for taxes and insurance                           130                         496
Other liabilities                                                          14                         945
                                                                --------------               -------------
TOTAL LIABILITIES                                                     176,853                     173,986
                                                                --------------               -------------

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                    0                           0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
  issued and outstanding - 1,349,153 shares at 3/31/99 and 1,278,250
  at 9/30/98                                                               13                          13
Additional paid-in capital                                              4,440                       4,471
Accumulated other comprehensive income                                   (411)                        148
Retained earnings, substantially restricted                            11,327                      10,668
                                                                --------------               -------------
TOTAL SHAREHOLDERS' EQUITY                                             15,369                      15,300
                                                                --------------               -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $      192,222               $     189,286
                                                                ==============               =============

See notes to consolidated financial statements.



UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1999 (UNAUDITED) AND 1998 (UNAUDITED)


                                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                              MARCH 31,           MARCH 31,           MARCH 31,           MARCH 31,
                                                                1999                1998                1999                1998
                                                         ----------------    ----------------   ----------------    ----------------
                                                                (DOLLARS IN THOUSANDS)                 (DOLLARS IN THOUSANDS)

INTEREST INCOME:
  Loans                                                $          2,631    $          2,908    $          5,569    $          5,800
  Deposits and federal funds sold                                    31                  33                  50                  60
  Mortgage-backed securities                                        391                 133                 747                 255
  Interest and dividends on
   investment securities                                            226                 208                 434                 435
                                                        ----------------    ----------------    ----------------    ----------------
TOTAL INTEREST INCOME                                             3,279               3,282               6,800               6,550
                                                        ----------------    ----------------    ----------------    ----------------

INTEREST EXPENSE:
  Deposit accounts                                                1,454               1,352               2,868               2,656
  Advances from the FHLB and other borrowings                       407                 499                 968               1,006
                                                        ----------------    ----------------    ----------------    ----------------
TOTAL INTEREST EXPENSE                                            1,861               1,851               3,836               3,662
                                                        ----------------    ----------------    ----------------    ----------------

NET INTEREST INCOME                                               1,418               1,431               2,964               2,888
  Provision for loan losses                                          30                  19                  45                  64
                                                        ----------------    ----------------    ----------------    ----------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                      1,388               1,412               2,919               2,824
                                                        ----------------    ----------------    ----------------    ----------------

NON INTEREST INCOME:
  Fees for financial services                                       206                 187                 388                 376
  Loan servicing fees (costs)                                        (3)                (14)                (75)                 (8)
  Net gains on sale of loans                                        231                  99                 374                 174
  Net gains on sale of investments                                    7                   0                   7                   0
                                                        ----------------    ----------------    ----------------    ----------------
TOTAL NON INTEREST INCOME                                           441                 272                 694                 542
                                                        ----------------    ----------------    ----------------    ----------------

NON INTEREST EXPENSE:
  Compensation and employee benefits                                600                 563               1,182               1,118
  Occupancy and equipment                                           252                 235                 535                 459
  Deposit insurance premiums                                         17                  16                  42                  32
  Professional services                                              62                  65                 137                 154
  Real estate operations                                             (3)                  2                   2                   5
  Other                                                             264                 178                 503                 400
                                                        ----------------    ----------------    ----------------    ----------------
TOTAL NON INTEREST EXPENSE                                        1,192               1,059               2,401               2,168
                                                        ----------------    ----------------    ----------------    ----------------

INCOME BEFORE INCOME TAXES                                          637                 625               1,212               1,198
Income tax expense                                                  232                 229                 439                 442
                                                        ----------------    ----------------    ----------------    ----------------
NET INCOME                                             $            405    $            396    $            773    $            756
                                                        ================    ================    ================    ================

BASIC NET INCOME PER COMMON SHARE                      $           0.31    $           0.31                0.59    $           0.60
                                                        ================    ================    ================    ================

DILUTED NET INCOME PER COMMON SHARE                    $           0.29    $           0.29                0.56    $           0.56
                                                        ================    ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

BASIC                                                         1,325,594           1,258,672           1,302,722           1,253,813

DILUTED                                                       1,411,013           1,344,091           1,389,939           1,344,053

See notes to consolidated financial statements.



UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1999 (unaudited) and 1998 (unaudited)

                                                                                                     Six Months Ended
                                                                                               March 31,              March 31,
                                                                                                 1999                    1998
                                                                                        --------------------    -------------------
                                                                                                       (IN THOUSANDS)

OPERATING ACTIVITIES:

Net income                                                                                       $773                   $756
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                                        45                     65
  Amortization of intangibles                                                                     115                    106
  Depreciation expense                                                                            163                     91
  Recognition of deferred income, net of costs                                                    (55)                    (8)
  Deferral of fee income, net of costs                                                             18                    179
  Loans originated for sale                                                                   (81,611)               (62,782)
  Sale of loans                                                                                86,529                 62,782
  (Gain) loss on sale of loans                                                                   (381)                  (174)
  Changes in operating assets and liabilities:
   Decrease (increase) in accrued interest receivable                                            (135)                   144
   Decrease (increase)  in other assets                                                           164                   (647)
   Decrease (increase)  in Deposit Premium Intangible                                          (1,073)                     0
   Increase (decrease) in other liabilities                                                    (1,297)                  (246)
   Increase (decrease) in accrued interest payable                                                (80)                   (17)
                                                                                  --------------------    -------------------

Net cash provided by (used by) operating activities                                             3,175                    249
                                                                                  --------------------    -------------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                                                         (18,930)                (4,728)
Proceeds from sale of investment and mortgage-
    backed securities                                                                           2,090                      0
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                                           4,657                  6,724
Principal repayments on mortgage-backed securities:
   Held to maturity                                                                               165                     40
   Available for sale                                                                           2,565                    783
Loan originations                                                                             (20,056)               (37,707)
Principal repayments of loans                                                                  25,296                 18,947
Proceeds from sale of real estate acquired in settlement of loans                                   4                     22
Purchase of mortgage servicing rights                                                            (833)                (1,335)
Purchase of FHLB stock                                                                              0                     (3)
Redemption of FHLB stock                                                                          290                      0
Purchase of office properties and equipment                                                      (423)                  (275)
                                                                                  --------------------    -------------------

Net cash provided by (used by) investing activities                                           ($5,175)              ($17,532)
                                                                                  --------------------    -------------------

FINANCING ACTIVITIES:

Proceeds from the exercise of stock options                                                         0                     39
Proceeds from the dividend reinvestment plan                                                       97                    169
Dividends paid in cash ($0.093  per share - 1999
  and $0.093 per share - 1998)                                                                   (242)                  (198)
Proceeds from FHLB advances and other borrowings                                                    0                 59,100
Repayment of FHLB advances and other borrowings                                               (16,872)               (54,937)
Increase (Decrease) in securities sold under repurchase agreements                              4,664                    802
Acquired deposits from purchased branch                                                        12,622                      0
Increase (Decrease) in deposit accounts                                                         3,830                  9,385
                                                                                  --------------------    -------------------

Net cash (used by) provided by financing activities                                             4,099                 14,360
                                                                                  --------------------    -------------------

NET  DECREASE \ INCREASE IN CASH
   AND CASH EQUIVALENTS                                                                         2,099                 (2,923)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                       3,593                  7,821
                                                                                  --------------------    -------------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                            $5,692                 $4,898
                                                                                  ====================    ===================

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                                                   $803                   $240
  Interest                                                                                      3,916                  2,673

Non-cash transactions:
  Loans foreclosed                                                                                  0                      0

See notes to consolidated financial statements.




                                                UNION FINANCIAL BANCSHARES, INC.
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      SIX MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

                                                                                       Retained        Accumulated
                                                                      Additional       Earnings           Other           Total
                                                 Common Stock           Paid-in     Substantially    Comprehensive    Shareholders'
                                               Shares      Amount       Capital       Restricted          Income          Equity
                                               ------      ------       -------       ----------          ------          ------
                                                                          (In Thousands, Except Share Data)

BALANCE AT SEPTEMBER 30, 1997                1,241,550       $12        $3,989       $ 9,589              ($63)         $13,527

Net income                                                                               756                                756

  Other comprehensive income
    Unrealized gains on securities:
       Unrealized holding gains arising
        during period                                                                                       (50)
                                                                                                             --
    Other comprehensive income                                                                              (50)            (50)
                                                                                                                             --
  Comprehensive income                                                                                                      706

Options exercised                                6,120                      27                                               27

Dividend  reinvestment plan contributions       17,977         0           231                                              231

Cash dividend ($.09 per share)                                                          (198)                              (198)

                                         -------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                   1,265,647         12         4,247        10,147               (113)         14,293
                                         ===========================================================================================

BALANCE AT SEPTEMBER 30, 1998               1,278,250         13         4,475        10,664                148           5,300

Net income                                                                               773                                773

  Other comprehensive income
    Unrealized losses on securities:
       Unrealized holding losses arising
        during period                                                                                     (559)
                                                                                                           ---
    Other comprehensive income                                                                            (559)           (559)
                                                                                                                            ---
  Comprehensive income                                                                                                      214

Dividend  reinvestment plan contributions      6,813           0            97                                               97

Five percent stock dividend                   64,090

Cash dividend ($.093 per share)                                                         (242)                              (242)
                                         -------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                  1,349,153         $13        $4,572       $11,195             ($411)         $15,369
                                         ===========================================================================================

                       UNION FINANCIAL BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    Presentation of Consolidated Financial Statements
      -------------------------------------------------

      The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiary, Provident Community Bank (the "Bank"). The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1998 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

      In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98- 1 is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Corporation does not anticipate the adoption of SOP 98-1 will have a material effect on its financial statements.

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

      Effective January 31, 1999, the Corporation declared a stock dividend of 5% per share on common stock. The weighted average number of shares for the current period reflect this dividend.

      Income per share amounts for the three and months ended March 31, 1999 and 1998 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.    Assets Pledged
      --------------

      Approximately $13,532,000 and $10,383,000 of debt securities at March 31, 1999 and September 30, 1998, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral to Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.    Contingencies and Loan Commitments
      ----------------------------------

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 1999 related to these items is summarized below:


      Loan Commitments:                                    Contract Amount
      ----------------                                     ---------------
            Approved loan commitments                       $ 1,346,000
            Unadvanced portions of loans                      6,104,000
                                                            -----------
            Total loan commitments                          $ 7,450,000
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

      Commitments outstanding at March 31, 1999 consist of fixed and adjustable rate loans of approximately $7,450,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

      Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $16,160,000. Of these lines, the outstanding loan balances totaled approximately $10,056,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $750,000, which had an outstanding balance at March 31, 1999 of approximately $298,000. At March 31, 1999, the Bank had loan commitments to sell $21,500,000 in fixed rate residential loans which had not been closed to Freddie Mac for the months of April-June, 1999.

      On February 8, 1999, the Corporation, through its subsidiary, Provident Community Bank, assumed certain liabilities of the CCB/American Federal Union, South Carolina banking center. Provident Community Bank acquired $12,622,000 in deposit liabilities in the transaction. The total premium paid for the acquisition was approximately $1,073,000. The premium paid will be amortized using straight-line amortization over a period of ten years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Financial Condition
      -------------------

      At March 31, 1999 total assets of the Corporation increased $2,936,000 or 1.55% to $192,222,000 from $189,286,000 at September 30, 1998. Investments and mortgage-backed securities increased approximately $9,453,000 or 31.98% during the six months ended March 31, 1999. The increase was due primarily to increased loan prepayments of fixed-rate loans that resulted in a $10,463,000 reduction in loans. This decrease in loans receivable funded the increase in investments and mortgage-backed securities. Deposits increased $16,452,000 or 12.67% to $146,325,000 for the six months ended March 31, 1999. Approximately $12,622,000 or 76.7% of the deposit increase was a result of the CCB/American Federal branch purchase that was consummated on February 8, 1999. The remaining growth was a result of various deposit promotion programs with continued emphasis on core deposits. These funds were used to repay borrowings which decreased $16,872,000 or 40.71% from $41,441,000 at September 30, 1998 to
      $24,569,000 at March 31, 1999. At March 31, 1999, mortgage servicing rights increased $833,000 or 25.47% to $4,103,000 from $3,270,000 at
      September 30, 1998. In conjunction with this increase, loans serviced for others increased from $164,396,000 at September 30, 1998 to $234,214,000 at March 31, 1999.

      Liquidity
      ---------

      Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

      The OTS imposes a minimum level of liquidity on the Bank which is currently 4% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 15.36% as of March 31, 1999. As in the past, management expects that the Bank can meet its obligations to fund outstanding mortgage loan commitments, which were approximately $1,346,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of March 31, 1999, while maintaining liquidity in excess of regulatory requirements.

      Capital Resources
      -----------------

      The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

      As of March 31, 1999, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                         REQUIREMENT     ACTUAL       EXCESS
----------------------------------------------------------------------------------------------

      Tangible capital                                      $2,855      $12,752       $9,897
      Tangible capital to adjusted total assets               1.50%        6.70%        5.20%

      Core capital                                          $7,614      $12,752       $5,138
      Core capital to adjusted total assets                   4.00%        6.70%       2.70%

      Risk based capital                                    $8,464      $13,594       $5,130
      Risk based capital to risk weighted assets              8.00%       12.85%        4.85%


      The reported capital requirements are based on information reported in the OTS March 31, 1999 quarterly thrift financial report.

      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
      ----------------------------------------------------------------------

      General
      -------

      Net income increased $17,000 or 2.20% to $773,000 for the six months ended March 31, 1999 as compared to the same period in 1998. Non interest income increased $152,000 or 28.04% and net interest income after provision for loan losses increased $95,000 or 3.36%.

      Interest Income
      ---------------

      Interest income increased $250,000 or 3.68% for the six months ended March 31, 1999 as compared to the same period in 1998. Interest income on loans decreased 3.98%or $231,000 to $5,569,000 for the six months ended March 31, 1999 from $5,800,000 for the six months ended March 31, 1998. Interest income on overnight deposits and federal funds sold had a net decrease of $10,000 for the six months ended March 31, 1999 as compared to the same period in the prior year due primarily to lower rates.
      Interest and dividends on investment and mortgage-backed securities increased $491,000 or 192.94% for the six months ended March 31, 1999 to $1,181,000 from $690,000 during the same period in 1998. The increase was due primarily to an increase in the level of purchases in investment and mortgage-backed securities made during the first two quarters of the fiscal year. This increase in purchases was a direct result of lower loan volumes and higher loan prepayments made during this period.

      Interest Expense
      ----------------

      The Corporation experienced an overall increase of $174,000 or 4.54% in interest expense for the six months ended March 31, 1999 as compared to the six months ended March 31,

      1998 due primarily to the growth in the deposit base. Interest expense on deposit accounts increased $212,000 or 7.98% to $2,868,000 for the six months ended March 31, 1999 from $2,656,000 during the same period in 1998. Interest expense on borrowings decreased $38,000 or 3.78% for the six months ended March 31, 1999 as compared to the six months ended March 31, 1998. The decrease was due to lower volumes in FHLB advances during the period.

      Provision for Loan Loss
      -----------------------

      During the six months ended March 31, 1999, provisions for loan losses were $45,000 as compared to $64,000 for the same period in the previous year. The decrease in loan loss provisions are due to the low volume of loan charge offs along with low level of delinquent loans to total loans. Management believes the Bank's loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at March 31, 1999 were approximately .74% of the Bank's outstanding loan portfolio, net of loans held for sale compared to .84% for the same period in the previous year.

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                           MARCH 31, 1999     SEPTEMBER 30, 1998
                                           --------------     ------------------

      Non-accruing loans which are
      contractually past due 90 days
       or more:

      Real Estate:
       Residential                             $ 237                $ 581
       Commercial                                 --                   --
       Construction                               --                   --
      Non-mortgage                               184                  115
                                                 ---                -----
      Total                                    $ 411                $ 696
                                               =====                =====

      Percentage of loans receivable, net       0.36%                0.49%
                                                ====                =====

      Allowance for loan losses                 $843                $ 827
                                                ====                =====

      Real estate acquired through
       foreclosure and repossessed
       assets, net of allowances                 $75                $  10
                                                 ===                =====

      Non Interest Income and Expense
      -------------------------------

      Total non interest income increased $152,000 or 28.04% to $694,000 for the six months ended March 31, 1999 from $542,000 for the same period in the previous year. The increase in non-interest income from the previous year was due to increased gain on sale of loans through the mortgage division of the bank. Gains on sale of loans was $374,000 for the six months ended March 31, 1999 as compared to a gain on sale of loans of $174,000 for the six months ended March 31, 1998. The increased gain on sale of loans was partially offset by negative loan service fee income of ($75,000) for the six months ended March 31, 1999 compared to negative service fee income of ($8,000) for the six months ended March 31, 1998. The increase in the negative income is due to higher premium amortization expense as a result of higher loan prepayments.

      For the six months ended March 31, 1999, total non interest expense increased $233,000 or 10.75% to $2,401,000 from $2,168,000 for the same period in 1998. Compensation and employee benefits increased $64,000 or 5.72% to $1,182,000 for the six months period ended March 31, 1999 from $1,118,000 for the same period in 1998. Occupancy and equipment expense increased $76,000 or 16.56% to $535,000 for the six months ended March 31, 1999 from $459,000 for the same period in 1998. Professional services expenses decreased $17,000 or 11.04% to $137,000 for the six month period ended March 31, 1999 from $154,000 for the same period in 1998. The increase in compensation and employee benefits was due primarily to cost of living increases along with additional staffing for the growth in the mortgage operation. The increase in occupancy and equipment expenses was due to higher data processing costs along with higher depreciation expense. Deposit insurance premiums for the six months ended March 31, 1999 increased $10,000 to $42,000 from $32,000 for the same period in 1998 due to an increase in the deposit base. Other operating expense for the six months ended March 31, 1999 increased $103,000 to $503,000 from $400,000 for the same period in 1998. The increase in other operating expenses was due to continued expansion in the mortgage division of the bank along with increased deposit premium amortization expense as a result of the current year branch acquisition.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            The Annual Meeting of the Stockholders of the Corporation was held on January 20, 1999. The results of the vote on the matters presented at the meeting is as follows:

            1. The following individuals were elected as directors, each for a three-year term:

                                          Vote For          Vote Withheld
                                          --------          -------------


                  David G. Russell        781,115                 60,463
                                          -------                 ------
                  Carl L. Mason           781,115                 60,463
                                          -------                 ------
                  William M. Graham       756,473                 85,105
                                          -------                 ------

                  Broker non-votes          1,071
                    totaled                 -----

            2. Approval to increase shares available under the 1995 stock option plan:

                  For 735,394;      Against 51,676;   Abstain 54,509;
                      -------               ------            ------

            3. The appointment of Elliott, Davis & Company, LLP, as auditors for the Corporation for the fiscal year ending September 30, 1999 was ratified by the shareholders by the following vote:

                  For 811,726;      Against 16,479;   Abstain 13,374;
                      -------               ------            ------

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


                       UNION FINANCIAL BANCSHARES, INC.
                    --------------------------------------
                                 (REGISTRANT)



Date:   5-6-99                    By: /s/ Dwight V. Neese
     -----------                      --------------------------
                                      Dwight V. Neese, CEO


Date:   5-6-99                    By: /s/ Richard H. Flake, CFO
     -----------                      --------------------------
                                      Richard H. Flake, CFO