Form 10QSB
period 1999-06-30
UNION FINANCIAL BANCSHARES INC
filed 1999-08-13
CIK 926164

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                 FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ---- OF 1934 For the quarterly period ended June 30, 1999
                                             -------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----  SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to
                                     ---------------    ----------------


                          COMMISSION FILE NUMBER 1-5735


                         UNION FINANCIAL BANCSHARES, INC.
                         --------------------------------


Delaware                                                      57-1001177
--------------------------------------------------------------------------------
(Jurisdiction of Incorporation)            (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                         29379
-------------------------------------------                     --------------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,352,992 shares, $0.01 par value, common stock as of June 30, 1999.

                           UNION FINANCIAL BANCSHARES, INC.


                                    INDEX

PART I.           FINANCIAL INFORMATION                                    PAGE
                  ---------------------                                    ----

         Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets as of June 30, 1999
          and September 30, 1998                                             3

         Consolidated Statements of Income for the three and nine months
          ended June 30, 1999 and 1998                                       4

         Consolidated Statements of Cash Flows for the nine
          months ended June 30, 1999 and 1998                                5

         Consolidated Statements of Shareholders' Equity for the
          nine months ended June 30, 1999 and 1998                           6

         Notes to Consolidated Financial Statements                        7-9

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10-13


PART II. OTHER INFORMATION                                               14-15
         -----------------

            Signatures                                                      16



ITEM 1.    FINANCIAL STATEMENTS
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998

                                                                                     JUNE 30,                    SEPTEMBER 30,
ASSETS                                                                                 1999                          1998
                                                                                --------------------          --------------------
                                                                                             (DOLLARS IN THOUSANDS)

Cash                                                                           $              2,154          $              2,469
Short term interest-bearing deposits                                                          2,534                         1,124
                                                                                --------------------          --------------------
Total cash and cash equivalents                                                               4,688                         3,593
                                                                                --------------------          --------------------
Investment and mortgage-backed securities:
  Held to maturity                                                                              799                         2,699
  Available for sale                                                                         38,927                        26,856
                                                                                --------------------          --------------------
Total investment and mortgage-backed securities                                              39,726                        29,555
Loans , net
  Held for sale                                                                               3,361                        37,584
  Held for investment                                                                       139,686                       104,618
                                                                                --------------------          --------------------
Total loans receivable, net                                                                 143,047                       142,202
Office properties and equipment, net                                                          4,352                         4,020
Federal Home Loan Bank Stock, at cost                                                         2,029                         2,023
Accrued interest receivable                                                                   1,618                         1,197
Mortgage servicing rights                                                                     3,657                         3,270
Other assets                                                                                  5,245                         3,426
                                                                                --------------------          --------------------
TOTAL ASSETS                                                                   $            204,362          $            189,286
                                                                                ====================          ====================

LIABILITIES

Deposit accounts                                                               $            144,582          $            129,873
Securities sold under repurchase agreements                                                     845                           895
Advances from the Federal Home Loan Bank and other borrowings                                42,825                        41,441
Accrued interest on deposits                                                                    245                           336
Advances from borrowers for taxes and insurance                                                 346                           496
Other liabilities                                                                               589                           945
                                                                                --------------------          --------------------
TOTAL LIABILITIES                                                                           189,432                       173,986
                                                                                --------------------          --------------------

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                                          0                             0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
  issued and outstanding - 1,352,992 shares at 6/30/99 and 1,278,250 at 9/30/98                  13                            13
Additional paid-in capital                                                                    4,541                         4,471
Accumulated other comprehensive income                                                       (1,207)                          148
Retained earnings, substantially restricted                                                  11,583                        10,668
                                                                                --------------------          --------------------
TOTAL SHAREHOLDERS' EQUITY                                                                   14,930                        15,300
                                                                                --------------------          --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $            204,362          $            189,286
                                                                                ====================          ====================

See notes to consolidated financial statements.





UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE  MONTHS AND NINE MONTHS ENDED JUNE 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         JUNE 30,            JUNE 30,            JUNE 30,            JUNE 30,
                                                           1999                1998                1999                1998
                                                      ----------------    ----------------   -----------------   -----------------
                                                              (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
Interest Income:
  Loans                                              $          2,742    $          3,023   $           8,311   $           8,823
  Deposits and federal funds sold                                  17                  28                  67                  88
  Mortgage-backed securities                                      385                 130               1,132                 385
  Interest and dividends on
   investment securities                                          279                 205                 713                 640
                                                      ----------------    ----------------   -----------------   -----------------
TOTAL INTEREST INCOME                                           3,423               3,386              10,223               9,936
                                                      ----------------    ----------------   -----------------   -----------------

INTEREST EXPENSE:
  Deposit accounts                                              1,419               1,429               4,288               4,085
  Advances from the FHLB and other borrowings                     409                 478               1,376               1,485
                                                      ----------------    ----------------   -----------------   -----------------
TOTAL INTEREST EXPENSE                                          1,828               1,907               5,664               5,570
                                                      ----------------    ----------------   -----------------   -----------------

NET INTEREST INCOME                                             1,595               1,479               4,559               4,366
  Provision for loan losses                                        25                  44                  70                 108
                                                      ----------------    ----------------   -----------------   -----------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                    1,570               1,435               4,489               4,258
                                                      ----------------    ----------------   -----------------   -----------------

NON INTEREST INCOME:
  Fees for financial services                                     287                 182                 635                 558
  Loan servicing fees (costs)                                     (60)                 10                (135)                  3
  Net gains on sale of loans                                      119                 139                 493                 313
  Net gains on sale of investments                                  0                   0                   7                   0
                                                      ----------------    ----------------   -----------------   -----------------
TOTAL NON INTEREST INCOME                                         346                 331               1,000                 874
                                                      ----------------    ----------------   -----------------   -----------------

NON INTEREST EXPENSE:
  Compensation and employee benefits                              592                 606               1,774               1,724
  Occupancy and equipment                                         292                 248                 828                 707
  Deposit insurance premiums                                       17                  13                  59                  45
  Professional services                                            68                  51                 206                 205
  Real estate operations                                            1                   2                   3                   7
  Other                                                           253                 206                 715                 606
                                                      ----------------    ----------------   -----------------   -----------------
TOTAL NON INTEREST EXPENSE                                      1,223               1,126               3,585               3,294
                                                      ----------------    ----------------   -----------------   -----------------

INCOME BEFORE INCOME TAXES                                        693                 640               1,904               1,838
Income tax expense                                                251                 234                 689                 675
                                                      ----------------    ----------------   -----------------   -----------------
NET INCOME                                           $            442    $            406   $           1,215   $           1,163
                                                      ================    ================   =================   =================

BASIC NET INCOME PER COMMON SHARE                    $           0.33    $           0.32                0.92   $            0.92
                                                      ================    ================   =================   =================

DILUTED NET INCOME PER COMMON SHARE                  $           0.31    $           0.30                0.86   $            0.86
                                                      ================    ================   =================   =================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

BASIC                                                       1,351,762           1,273,301           1,319,069           1,260,309

DILUTED                                                     1,442,277           1,363,816           1,407,385           1,350,640

See notes to consolidated financial statements.


UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1999 (unaudited) and 1998 (unaudited)

                                                                                        Nine Months Ended
                                                                               June 30,                June 30,
                                                                                 1999                    1998
                                                                             ------------           --------------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                                                      $1,215                  $1,163
Adjustments to reconcile net income to
net cash provided by (used by) operating activities:
Provision for loan losses                                                           70                     108
Amortization of intangibles                                                        195                     159
Depreciation expense                                                               249                     172
Recognition of deferred income, net of costs                                       (81)                    (90)
Deferral of fee income, net of costs                                               231                      56
Loans originated for sale                                                      (90,166)                (96,995)
Sale of loans                                                                   90,166                  96,995
Gain  on sale of loans                                                             493                     313
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable                                (421)                    253
Increase  in other assets                                                       (2,014)                 (1,742)
Decrease in other liabilities                                                     (506)                    (30)
Increase (decrease) in accrued interest payable                                    (91)                      1
                                                                       ----------------         ----------------
Net cash provided by (used by) operating activities                               (660)                    363
                                                                       ----------------         ----------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale                                                             (21,539)                 (5,657)
Proceeds from sale of investment and mortgage-
backed securities                                                                2,090                       0
Proceeds from maturity of investment and mortgage- backed securities:
Available for sale                                                               4,657                   9,478
Principal repayments on mortgage-backed securities:
Held to maturity                                                                   165                      70
Available for sale                                                               4,456                   1,501
Loan originations                                                              (42,754)                (54,989)
Principal repayments of loans                                                   39,837                  36,000
Proceeds from sale of real estate acquired in settlement of loans                    4                      22
Purchase of mortgage servicing rights                                             (387)                 (1,335)
Purchase of FHLB stock                                                              (6)                      0
Redemption of FHLB stock                                                             0                     255
Purchase of office properties and equipment                                       (581)                   (527)
                                                                       ----------------         ----------------

Net cash used by investing activities                                         ($14,058)               ($15,182)
                                                                       ----------------         ----------------

FINANCING ACTIVITIES:

Proceeds from the exercise of stock options                                          2                      51
Proceeds from the dividend reinvestment plan                                        68                     306
Dividends paid in cash ($0.28  per share - 1999
and $0.27 per share - 1998)                                                       (300)                   (290)
Proceeds from FHLB advances and other borrowings                                18,256                  59,100
Repayment of FHLB advances and other borrowings                                (16,872)                (60,611)
Increase (Decrease) in securities sold under repurchase agreements                 (50)                     59
Acquired deposits from purchased branch                                         12,622                       0
Increase (Decrease) in deposit accounts                                          2,087                  12,083
                                                                       ----------------         ----------------

Net cash  provided by financing activities                                      15,813                  10,698
                                                                       ----------------         ----------------
NET  DECREASE \ INCREASE IN CASH
AND CASH EQUIVALENTS                                                             1,095                  (4,121)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                                           3,593                   7,821

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                                $4,688                   $3,700
                                                                       ================         ================

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes                                                                      $953                     $642
Interest                                                                         5,755                    5,568

Non-cash transactions:
Loans foreclosed                                                                  $220                        0

See notes to consolidated financial statements.

                                                           5


                                               UNION FINANCIAL BANCSHARES, INC.
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     NINE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

                                                                                             Retained   Accumulated
                                                                               Additional    Earnings       Other        Total
                                                            Common Stock         Paid-in  Substantially Comprehensive Shareholders'
                                                          Shares      Amount     Capital     Restricted    Income       Equity
                                                          ------      ------     -------     ----------    ------       ------
                                                                              (In Thousands, Except Share Data)

BALANCE AT SEPTEMBER 30, 1997                            1,241,550       $12       $3,989       $9,589       ($63)       $13,527

Net income                                                                                       1,163                     1,163

  Other comprehensive income
   Unrealized gains on securities:
     Unrealized holding gains arising during
       period                                                                                                  (9)
                                                                                                               ---
   Other comprehensive income                                                                                  (9)            (9)
                                                                                                                              ---
  Comprehensive income                                                                                                     1,154

Options exercised                                           11,565                     51                                     51

Dividend  reinvestment plan contributions                   22,349                    306                                    306

Cash dividend ($.27 per share)                                                                    (291)                     (291)
                                                       ---------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                                    1,275,464     12        4,346       10,461        (72)        14,747
                                                       ===========================================================================
BALANCE AT SEPTEMBER 30, 1998                               1,278,250     13        4,471       10,668        148         15,300

Net income                                                                                       1,215                     1,215

  Other comprehensive income
    Unrealized losses on securities:
      Unrealized holding losses arising during
       period                                                                                              (1,355)
                                                                                                           -------
    Other comprehensive income                                                                             (1,355)        (1,355)
                                                                                                                          -------
  Comprehensive income                                                                                                      (140)

Options exercised                                               2,000                   2                                      2

Dividend reinvestment plan contributions                        8,652                  68                                     68

Five percent stock dividend                                    64,090

Cash dividend ($.28 per share)                                                                    (300)                     (300)

                                                       ---------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                    1,352,992    $13       $4,541      $11,583    ($1,207)       $14,930
                                                       ===========================================================================

                       UNION FINANCIAL BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    Presentation of Consolidated Financial Statements
      -------------------------------------------------

      The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned
      subsidiary,   Provident  Community  Bank  (the  "Bank").  The  results  of operations for the nine months ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1998, has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financiastatements have been reclassified to conform with current year classifications.

      SFAS No.  131,  Disclosure  about  Segments of an  Enterprise  and Related
                      ----------------------------------------------------------
      Information-  This  statement  establishes  standards  for the way  public
      -----------
      enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, interim disclosures will not be needed. The Corporation will adopt this standard in its September 30, 1999, financial statements.

      SFAS  No.  132,   Employers'   Disclosures   about   Pensions   and  other
                        --------------------------------------------------------
      Post-Retirement Benefits- This statement deals principally with employers'
      ------------------------
      disclosures about defined benefit plans and other post-retirement benefit plans. This statement is effective for the Corporation for the fiscal year beginning October 1, 1998. The adoption of SFAS 132 will not have an impact on the financial statements of the Corporation due to the disclosure requirements only.

      SFAS  No.  133,   Accounting  for  Derivative   Instruments   and  Hedging
                        --------------------------------------------------------
      Activities-This  statement establishes  accounting and reporting standards
      ----------
      for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. The statement is effective for the Corporation for the fiscal year beginning October 1, 1999, and may not be applied retroactively.

      SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the
                    ------------------------------------------------------------
      Securitization  of  Mortgage  Loans  Held for Sale by a  Mortgage  Banking
      --------------------------------------------------------------------------
      Enterprise - This statement is effective for the first  quarter  beginning
      ----------
      after December 15, 1998. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non mortgage banking enterprise. The adoption of this standard is not expected to have a material effect on the Corporation's financial statements.

2.    Income Per Share
      ----------------

      Effective January 29, 1998, the Corporation declared a three-for-two stock split in the form of a 50% stock dividend of the Corporation's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock split.

      Effective January 31, 1999, the Corporation declared a stock dividend of 5% per share on common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this dividend.

      Income per share amounts for the three and nine months ended June 30, 1999 and 1998, were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.    Assets Pledged
      --------------

      Approximately $11,880,000 and $10,383,000 of debt securities at June 30, 1999 and September 30, 1998, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.    Contingencies and Loan Commitments
      ----------------------------------

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 1999 related to these items is summarized below:

      Loan Commitments:                                   Contract Amount
      ----------------                                    ---------------
            Approved loan commitments                       $    812,000
            Unadvanced portions of loans                       7,230,000
                                                            ------------
            Total loan commitments                          $  8,042,000
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

      Commitments outstanding at June 30, 1999 consist of fixed and adjustable rate loans of approximately $8,042,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

      Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $17,516,000 at June 30, 1999. Of these lines, the outstanding loan balances totaled approximately $10,286,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $750,000, which had an outstanding balance at June 30, 1999 of approximately $167,000. At June 30, 1999, the Bank had loan commitments to sell $13,000,000 in fixed rate residential loans which had not been closed to Freddie Mac for the months of July-September, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Financial Condition
      -------------------

      At June 30, 1999, total assets of the Corporation increased $15,076,000 or 7.96% to $204,362,000 from $189,286,000 at September 30, 1998. Investments and mortgage-backed securities increased approximately $10,171,000 or 34.41% during the nine months ended June 31, 1999. Available funds were invested in mortgage backed securities as a result in a slow down in loan growth. Deposits increased $14,709,000 or 11.33% to $144,582,000 for the nine months ended June 30, 1999. Approximately $12,622,000 or 85.8% of the deposit increase was a result of the CCB/American Federal branch purchase that was consummated on February 8, 1999. The remaining growth was a result of various deposit promotion programs with continued emphasis on core deposits. At June 30, 1999, mortgage servicing rights increased $387,000 or 11.83% to $3,657,000 from $3,270,000 at September 30, 1998. In conjunction with this increase, loans serviced for others increased from $164,396,000 at September 30, 1998 to $247,324,000 at June 30, 1999.

      Liquidity
      ---------

      Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

      The OTS imposes a minimum level of liquidity on the Bank which is currently 4% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 18.55% as of June 30, 1999. As in the past, management expects that the Bank can meet its obligations to fund outstanding mortgage loan commitments, which were approximately $812,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of June 30, 1999, while maintaining liquidity in excess of regulatory requirements.

      Capital Resources
      -----------------

      The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

      As of June 30, 1999, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):



                                                       REQUIREMENT           ACTUAL           EXCESS
-----------------------------------------------------------------------------------------------------

      Tangible capital                                   $3,073             $13,288          $10,215
      Tangible capital to adjusted total assets            1.50%               6.55%            5.05%

      Core capital                                       $8,114              $13,28           $5,174
      Core capital to adjusted total assets                4.00%                6.5%            2.55%

      Risk based capital                                 $9,054             $14,118           $5,064
      Risk based capital to risk weighted assets           8.00%              12.47%            4.47%

      The reported capital requirements are based on information reported in the OTS June 30, 1999 quarterly thrift financial report.

      RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
      ----------------------------------------------------------------------

      General
      -------

      Net income increased $52,000 or 4.47% to $1,215,000 for the nine months ended June 30, 1999 as compared to the same period in 1998. Non interest income increased $126,000 or 14.42% and net interest income after provision for loan losses increased $231,000 or 5.43%.

      Interest Income
      ---------------

      Interest income increased $287,000 or 2.89% for the nine months ended June 30,1999 as compared to the same period in 1998. Interest income on loans decreased 5.80% or $512,000 to $8,311,000 for the nine months ended June 30, 1999 from $8,823,000 for the nine months ended June 30, 1998. Interest income on overnight deposits and federal funds sold had a net decrease of $21,000 for the nine months ended June 30, 1999 as compared to the same period in the prior year due primarily to lower rates. Interest and dividends on investment and mortgage-backed securities increased $820,000 or 80% for the nine months ended June 30, 1999 to $1,845,000 from $1,025,000 during the same period in 1998. The increase was due primarily to an increase in the level of purchases in investment and mortgage-backed securities made during the first three quarters of the fiscal year. This increase in purchases was a direct result of lower loan volumes and higher loan prepayments made during this period.

      Interest Expense
      ----------------

      The Corporation experienced an overall increase of $94,000 or 1.69% in interest expense for the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998, due primarily to the growth in the deposit base. Interest expense on deposit accounts increased $203,000 or 4.97% to $4,288,000 for the nine months ended June 30, 1999 from $4,085,000 during the same period in 1998. Interest expense on borrowings decreased $109,000 or 7.34% for the nine months ended June 30, 1999, as compared to the nine months ended June 30, 1998. The decrease was due to lower volumes in FHLB advances during the period.

      Provision for Loan Loss
      -----------------------

      During the nine months ended June 30, 1999, provisions for loan losses were $70,000 as compared to $108,000 for the same period in the previous year. The decrease in loan loss provisions are due to the low volume of loan charge offs along with low level of delinquent loans to total loans. Management believes the Bank's loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at June 30, 1999 were approximately .60% of the Bank's outstanding loan portfolio, net of loans held for sale compared to .79% for the same period in the previous year.

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                          JUNE 30, 1999      SEPTEMBER 30, 1998
                                          -------------      ------------------

      Non-accruing loans which are
      contractually past due 90 days
       or more:

      Real Estate:
       Residential                                 $   71             $   581
       Commercial                                      --                  --
       Construction                                    --                  --
      Non-mortgage                                     48                 115
                                                     ----               -----
      Total                                         $ 119               $ 696
                                                    =====               =====

      Percentage of loans receivable, net            0.08                0.49%
                                                    =====               =====

      Allowance for loan losses                      $830                $827
                                                     ====                ====

      Real estate acquired through
       foreclosure and repossessed
       assets, net of allowances                    $274                $ 10
                                                    ====                ====

      Non Interest Income and Expense
      -------------------------------

      Total non interest income increased $126,000 or 14.42% to $1,000,000 for the nine months ended June 30, 1999 from $874,000 for the same period in the previous year. The increase in non-interest income from the previous year was due to increased gain on sale of loans through the mortgage division of the bank. Gains on sale of loans was $493,000 for the nine months ended June 30, 1999 as compared to a gain on sale of loans of $313,000 for the nine months ended June 30, 1998. The increased gain on sale of loans was partially offset by negative loan service fee income of ($135,000) for the nine months ended June 30, 1999 compared to service fee income of $3,000 for the nine months ended June 30, 1998. The increase in the negative income is due to higher premium amortization expense as a result of higher loan prepayments.

      For the nine months ended June 30, 1999, total non interest expense increased $291,000 or 8.83% to $3,585,000 from $3,294,000 for the same period in 1998. Compensation and employee benefits increased $50,000 or 2.90% to $1,774,000 for the nine months period ended June 30, 1999 from $1,724,000 for the same period in 1998. Occupancy and equipment expense increased $121,000 or 17.11% to $828,000 for the nine months ended June 30, 1999 from $707,000 for the same period in 1998. Professional services expenses increased $1,000 or .49% to $206,000 for the nine month period ended June 30, 1999 from $205,000 for the same period in 1998. The increase in compensation and employee benefits was due primarily to cost of living increases. The increase in occupancy and equipment expenses was due to higher data processing costs along with higher depreciation expense. Deposit insurance premiums for the nine months ended June 30, 1999 increased $14,000 to $59,000 from $45,000 for the same period in 1998 due to an increase in the deposit base. Other operating expense for the nine months ended June 30, 1999 increased $109,000 to $715,000 from $606,000 for the same period in 1998. The increase in other operating expenses was due to continued expansion in the mortgage division of the bank along with increased deposit premium amortization expense as a result of the current year branch acquisition.

      Recent Developments
      -------------------

      On July 1, 1999, the Corporation entered into an agreement to acquire South Carolina Community Bancshares, Inc., holding company for Community Federal Savings Bank, a $45 million savings bank headquartered in Winnsboro, South Carolina. The merger entails an exchange of $12.25 in Union common stock and $5.25 in cash, subject to adjustment under certain circumstances, for each South Carolina Community share. The merger is subject to the approval of both companies' shareholders and applicable regulatory authorities.

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

The Bank's core processing systems are outsourced through a contract with The BISYS Group, Inc. ("BISYS"). BISYS has developed a Year 2000 Plan and provides the Bank with periodic updates. BISYS also has held Year 2000 workshops, whose objectives have been to assist the Bank in the development of its Year 2000 Plan, to provide updates on the BISYS Year 2000 plan, and training on the use of the BISYS Year 2000 test facility, whose function is to allow BISYS clients to test their systems' compatibility with the BISYS system. BISYS completed all program maintenance associated with Year 2000 prior to October 31, 1998. The Bank completed its initial testing phase of the BISYS system for Year 2000 compliance. During the testing phase, no significant problems were found. The Bank will continue testing the BISYS system during their next testing phase to ensure overall compliance for Year 2000. Like the Bank, BISYS Year 2000 activities are subject to OTS oversight.

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


                       UNION FINANCIAL BANCSHARES, INC.
                       --------------------------------
                                 (REGISTRANT)



Date: 8/4/99                        By:/s/ Dwight V. Neese, CEO
     --------                          --------------------------------------
                                       Dwight V. Neese, CEO


Date: 8/4/99                        By: /s/ Richard H. Flake, CFO
     --------                            --------------------------------------
                                       Richard H. Flake, CFO