Form 10KSB40
period 1999-09-30
UNION FINANCIAL BANCSHARES INC
filed 1999-12-22
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-5735
                                                ------

                       Union Financial Bancshares, Inc.
                ----------------------------------------------
                (Name of small business issuer in its charter)

                    Delaware                                                          57-1001177
-------------------------------------------------                                  ----------------
(State or other jurisdiction of incorporation                                     (I.R.S. Employer
or organization)                                                                 Identification No.)

203 West Main Street, Union, South Carolina                                              29379
-------------------------------------------------                                   ---------------
(Address of principal executive offices)                                              (Zip Code)

Issuer's telephone number, including area code:                                     (864) 427-9000
                                                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:                               None
                                                                                     --------------

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share
                                                             --------------------------------------
                                                                     (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No ______
    -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.    X
                                               -----

     The issuer's gross revenues for the fiscal year ended September 30, 1999 were approximately $15,238,000.

     As of November 5, 1999, there were issued and outstanding 1,357,562 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked price on November 5, 1999, was approximately $15,109,665 (1,357,562 shares at $11.13 per share). It is assumed for purposes of this calculation that directors and officers are not affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended September 30, 1999 (Parts I and II).
2. Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders (Part III).

                                     PART I

Item 1. Business
----------------

General

     Union Financial Bancshares, Inc. ("Union Financial") is the savings and loan holding company for Provident Community Bank (formerly known as Union Federal Savings Bank) (the "Bank"). Union Financial has no material assets or liabilities. Union Financial's business activity consists primarily of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. Union Financial and the Bank are collectively referred to as "the Corporation" herein.

     The Bank is a federally-chartered, capital stock savings bank headquartered in Union, South Carolina. The Bank's operations are conducted through its main office and five full-service banking centers, a mortgage banking center, and a lending and investment center, all of which are located in the upstate area of South Carolina. The Bank is a member of the Federal Home Loan Bank ("FHLB") and its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on residential properties located in Laurens ,Union and Fairfield County, South Carolina. The Bank also makes commercial real estate, construction and consumer loans and invests in obligations of the federal government and its agencies and of state and local municipalities. The Bank purchases both fixed and adjustable rate mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. The Bank has purchased fixed and variable rate mortgages originated by other organizations. Historically, the Bank's primary lending focus has been on the origination of long-term, fixed-rate mortgage loans for its portfolio. Beginning in fiscal year 1989, the Bank began originating adjustable-rate mortgage loans ("ARMs") and in 1992 began selling its fixed-rate loans in the secondary market. See "Lending Activities." The principal sources of funds for the Bank's lending activities include deposits received from the general public, interest and principal repayments on loans and, to a lesser extent, borrowings from the FHLB-Atlanta. The Bank's primary source of income is interest earned on loans and investments. The Bank's principal expense is interest paid on deposit accounts and borrowings and expenses incurred in operating the Bank.

     This discussion and analysis contains certain "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, estimates and expectation of future performance with respect to the financial condition and results of operations of the Corporation and other factors. These forward-looking statements are not guarantees of future performance and are subject to various factors that would cause actual results to differ materially from these forward-looking statements. These factors include, but are not limited to, changes in general economic and market conditions and the legal and regulatory environment in which Union Financial and the Bank operate and the development of an interest rate environment that adversely affects the Corporation's interest rate spread or other income anticipated from the Corporation's operations.

Competition

     The Corporation faces competition in both the attraction of deposit accounts and in the origination of mortgage and consumer loans. Its most direct competition for savings deposits has historically derived from other thrift institutions and commercial banks located in and around Union and Laurens County, South Carolina. The Corporation faces additional significant competition for investor funds from money market instruments and mutual funds. It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

     The Corporation competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. The Corporation's competition for real estate loans comes principally from other thrift institutions, commercial banks and mortgage banking companies.

     As of September 30, 1999, a local commercial bank and an office of a regional commercial bank were located in Union County, South Carolina. The Corporation is the largest financial institution based in Union County, South Carolina.

     During the fiscal year 1997, the Corporation expanded to Laurens County with the purchase of a First Union banking center. The makeup of the area and the competition is similar to that of Union County.

Recent Developments

     On November 12, 1999, Union Financial completed its acquisition of South Carolina Community Bancshares, Inc. and its wholly owned subsidiary, Community Federal Savings Bank. Union Financial issued a total of 526,290 shares and paid a total of $3,582,484 to the shareholders of South Carolina Community Bancshares, Inc. The two offices of Community Federal Savings Bank became offices of the Bank. At September 30, 1999, South Carolina Community Bancshares, Inc. had total assets of $46.6 million, loans of $40.2 million and deposits of $35.9 million.

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

                                                               Year Ended September 30,
                                   -------------------------------------------------------------------------------------------------
                                               1999                            1998                             1997
                                   -----------------------------  ------------------------------  ------------------------------
                                                        Average                         Average                          Average
                                   Average               Yield     Average               Yield    Average                 Yield
                                   Balance   Interest     Cost     Balance   Interest     Cost    Balance     Interest     Cost
                                   --------  --------   --------  ---------  ---------  --------  --------   ---------   -------
                                                                     (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net (1)...    $142,020   $11,420      8.03%   $146,515   $11,865      8.10%  $120,542     $ 9,747     8.08%
   Mortgage-backed securities..      23,663     1,480      6.31       8,610       599      6.96      8,079         546     6.76
Investment securities:
   Taxable.....................      14,197     1,027      7.23      12,432       814      6.55     19,691       1,462     7.42
   Nontaxable..................         769        36      4.68         449        17      3.88        952          37     3.92
                                   --------   -------      ----    --------   -------             --------     -------
Total investment securities....      14,966     1,063      7.10      12,881       831      6.45     20,643       1,499     7.26
   Overnight deposits..........       3,079        83      2.70       3,103       110      3.54      2,076          63     3.03
                                   --------   -------      ----    --------   -------             --------     -------
         Total interest-earning
          assets...............     183,728    14,046      7.65     171,109    13,405      7.83    151,340      11,855     7.83
Non-interest-earning assets....      14,478                           6,055                          5,072
                                   --------                        --------                       --------
         Total assets..........    $198,206                        $177,164                       $156,412
                                   ========                        ========                       ========

Interest-bearing liabilities:
   Savings accounts............    $ 12,681       207      1.63    $ 11,527       253      2.20   $ 11,611         274     2.36
   Negotiable order of
    withdrawal ("NOW")
      accounts.................      30,392       410      1.34      24,056       411      1.71     20,493         353     1.72
   Certificate accounts........      96,733     5,089      5.26      88,492     4,880      5.51     75,008       4,038     5.38
   FHLB advances and other
    borrowings.................      39,452     1,992      5.04      35,197     2,005      5.70     35,237       1,982     5.62
                                   --------   -------      ----    --------   -------             --------     -------
         Total interest-bearing
          liabilities..........     179,258     7,698      4.29     159,272     7,549      4.74    142,349       6,647     4.67
   Non-interest-bearing
    liabilities................       3,652                           3,494                          1,180
                                   --------                        --------                       --------
         Total liabilities.....     182,910                         162,766                        143,529
   Shareholders' equity........      15,296                          14,398                         12,883
                                   --------                        --------                       --------
         Total liabilities and
            shareholders' equity   $198,206                        $177,164                       $156,412
                                   ========                        ========                       ========
Net interest income............               $ 6,348                         $ 5,856                          $ 5,208
                                              =======                         =======                          =======
Interest rate spread (2).......                            3.36%                           3.09%                           3.16%
Net interest margin (3)........                  3.46%                           3.42%                            3.44%
Ratio of average
 interest-earning assets to
   average interest-bearing
    liabilities................        1.02x                           1.07x                           1.06x

________________________
(1) Average loans receivable includes nonaccruing loans. Interest income does not include interest on loans 90 days or more past due.
(2) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Lending Activities

     General.   Set forth below is selected data relating to the composition of the Corporation's loan portfolio on the dates indicated (dollars in thousands):

                                                                           At September 30,
                                           ---------------------------------------------------------------------------
                                                   1999                       1998                      1997
                                           ----------------------    ----------------------    -----------------------
                                            Amount        Percent      Amount       Percent      Amount       Percent
                                           --------       -------    --------       -------    --------      ---------
First mortgage loans:
   Conventional......................      $108,266        72.47%    $114,383        80.44%    $105,242       80.98%
   Construction loans................        17,039        11.40       12,838         9.03       13,508       10.39
   Participation loans purchased.....           377         0.25          665         0.47        1,002        0.77
                                           --------       ------     --------       ------     --------      ------
      Total mortgage loans...........       125,682        84.12      127,886        89.94      119,752       92.14
                                           --------       ------     --------       ------     --------      ------
Second mortgage loans................         8,499         5.69        5,857         4.12        4,478        3.45
Consumer and installment loans.......        24,136        16.16       14,218        10.00       12,990       10.00
Savings account loans................         1,435         0.96        1,551         1.09          183        0.14
                                           --------       ------     --------       ------     --------      ------
      Total loans....................       159,752       106.93      149,512       105.15      137,403      105.73
                                                          ------                    ------                   ------

Less:
   Undisbursed loans in process......        (9,964)       (6.67)      (6,625)       (4.66)      (6,598)      (5.08)
   Allowance for loan losses.........          (836)       (0.56)        (827)       (0.59)        (928)      (0.71)
   Deferred loan fees................           449         0.30          142         0.10           80        0.06
                                           --------       ------     --------       ------     --------      ------
      Net loans receivable...........      $149,401       100.00%    $142,202       100.00%    $129,957      100.00%
                                           ========       ======     ========       ======     ========      ======

     The following table sets forth, at September 30, 1999, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

                                                            Due After      Due After     Due After
                                                 Due         1 Year         3 Years       5 Years
                                                Within       Through        Through       Through      Due After
                                               One Year      3 Years        5 Years      10 Years      10 Years       Total
                                             -----------    ---------      ---------    ----------    ----------    ---------
First mortgage loans:
   Conventional loans....................     $14,040         $8,868        $ 9,806      $20,204      $55,348       $108,266
   Construction loans (1)................      17,039             --              -           --            -         17,039
   Participation loans purchased.........           -             --              -           --          377            377
Second mortgage loans....................           -             --              -           --        8,499          8,499
Consumer and installment loans...........      11,396            955          1,492        6,071        4,222         24,136
Savings account loans....................       1,435              -              -            -            -          1,435
                                              -------         ------        -------      -------      -------       --------
      Total..............................     $43,910         $9,823        $11,298      $26,275      $68,446       $159,752
                                              =======         ------        -------      -------      -------       --------

______________________________

(1)    Includes construction/permanent loans.

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

     The following table sets forth the dollar amount of loans due after September 30, 2000 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

                                             Fixed   Adjustable   Total
                                            -------  ----------  --------
Real estate mortgage loans...............   $39,386     $54,840  $ 94,226
Consumer and other loans.................    18,948       2,668    21,616
                                            -------  ----------  --------
      Total..............................   $58,334     $57,508  $115,842
                                            =======  ==========  ========

     Real Estate Loans. The primary lending activity of the Corporation is the origination of conventional mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. The Corporation's residential real estate loan portfolio also includes loans on multi-family dwellings (more than five units). At September 30, 1999, approximately $120.7 million, or 80.8% of the Corporation's total loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal). During the current fiscal year the Corporation recorded a net reduction in conventional first mortgage loans of $6.1 million or 5.34%. The Corporation also experienced a significant reduction in loans held for sale from the previous fiscal year end to the current fiscal year end.

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

     The Corporation offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Corporation's marketplace, only a small percentage of "local" loans are adjustable-rate loans. The majority of adjustable-rate loans in the portfolio are originated outside of Union and Laurens County by third party originators. The Corporation has established a network of third party loan brokers who originate loans for the Corporation, as well as other originators, throughout the state of South Carolina. These loans are originated and underwritten using the same terms and conditions as loans originated by the Corporation. The Corporation offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At September 30, 1999, the Corporation had approximately $48.1 million of ARMs, or 32.2% of the Corporation's net loans receivable.

     At September 30, 1999, 40.3% of the Corporation's loan portfolio consisted of long-term, fixed-rate real estate loans. Because of this high concentration of fixed-rate loans, the Corporation is more vulnerable to a reduction in net interest income during periods of increasing market interest rates. Net interest income depends to a large extent on how successful the Corporation is in "matching" interest-earning assets and interest-bearing liabilities. The Corporation has taken steps to reduce its exposure to rising interest rates. For a discussion of these steps, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

     The Corporation sells a portion of its loan production to Freddie Mac. The Corporation sells fixed-rate loans with maturities ranging from ten to 30 years. This activity is one method used by the Corporation to reduce its interest rate risk exposure. The loans are sold without recourse and the Corporation retains 25 basis points for servicing these loans. During the year ended September 30, 1999, the Corporation sold approximately $108.7 million of its fixed-rate mortgage loans.

     The Corporation purchases participation interests from other financial institutions on a selected basis. These purchased interests are on adjustable-rate loans and are collateralized by either residential or commercial real estate. At September 30, 1999, these interests totaled approximately $377,000.

     Commercial real estate loans constituted approximately $3.2 million, or 2.1% of Union Financial's loan portfolio at September 30, 1999. Commercial real estate loans consist of permanent loans secured by multi-family properties, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans have been originated and purchased for inclusion in the Corporation's portfolio. These loans generally have 20 to 30 year amortization schedules and are callable or have balloon payments after five to ten years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

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

     At September 30, 1999, the Corporation had approximately $17.0 million outstanding in construction loans, including approximately $9.9 million in undisbursed proceeds. Of the $17.0 million in construction loans at September 30, 1999, approximately $2.6 million were "speculative," meaning that, at the time the loan was made, there was no sales contract or permanent loan in place for the finished home. Substantially all of these loans were secured by one- to four-family residences.

     Consumer Loans. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Corporation's consumer loan portfolio consists primarily of automobile loans on new and used vehicles, mobile home loans, boat loans, home equity loans, property improvement loans, loans secured by savings accounts and unsecured loans. As of September 30, 1999, consumer loans amounted to $24.1 million, or 16.2% of the Corporation's total loan portfolio. The Corporation experienced a $9.9 million net growth in consumer loans over the previous fiscal year end primarily due to the successful efforts of the Lending and Investment Center opened in the previous fiscal year along with a significant increase in production from the Laurens facility acquired in 1997. The Corporation makes consumer loans to serve the needs of its customers and as a way to improve the interest-rate sensitivity of the Corporation's loan portfolio. Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than residential mortgage loans; however, nationally, consumer loans have historically tended to have a higher rate of default than residential mortgage loans.

     Loan Solicitation and Processing. Loan originations come from both walk-in customers and loan brokers. The loan origination process for walk-in customers includes an initial interview with an officer of the Corporation for the purpose of obtaining a formal application. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by pre-approved, independent fee appraisers. As soon as the required information has been obtained and the appraisal completed, the loan is submitted to the authorized officer, loan committees or full Board of Directors for review. The Corporation utilizes various officers and loan committees for the approval of real estate loans. The President/Chief Executive Officer has the authority to approve loan requests up to and including $500,000 in secured credit and up to and including $150,000 in unsecured credit. The Board of Directors has appointed an Executive Loan Committee comprised of seven senior executive Bank officers. This Committee has the authority to approve all loan requests up to and including $500,000 in secured credit and up to and including $150,000 in unsecured credit. A quorum of two members is required for any action. The Board of Directors has also appointed a Board Loan Committee comprised of two members elected annually from the Board of Directors and four senior executive officers of the Bank. A quorum of three members, including at least one Board member, is required for any action. This Committee has the authority to approve all secured and unsecured loan requests up to the Bank's legal lending limit with the exception of a single loan request exceeding $1,000,000 in secured credit and exceeding $300,000 in unsecured credit. Single loan requests exceeding $1,000,000 in secured credit and $300,000 in unsecured credit require approval of the entire Board of Directors.

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

     Loan Originations, Purchases and Sales. The Corporation sells a portion of its current long-term, fixed-rate loan production to Freddie Mac on a servicing-retained basis. These are cash sales with no recourse provisions. The Corporation receives 25 basis points for servicing these loans.

     During fiscal year 1997 the Corporation established Provident Mortgage Corporation as a division of Provident Community Bank. The primary purpose of the mortgage division is to purchase residential mortgage loans that will be packaged as securities and sold in the secondary market. The mortgage division purchases the loans from mortgage brokers primarily located in South Carolina. The loan types purchased are primarily fixed rate residential along with some adjustable rate residential. In addition, construction/permanent loans are also purchased. The mortgage division had total purchases through the broker network of $144.1 million with loan sales of $108.7 million. The mortgage division will limit the Bank's interest rate risk exposure by purchasing forward commitments whereby approximately 50% to 75% of projected closings will be presold. The mortgage division retains the servicing of the loans in order to generate additional fee income for the Bank. At September 30, 1999 the Bank was servicing $257.9 million of loans for others.

     The Corporation purchases participation interests in loans originated by other institutions. These participation interests are on both residential and commercial properties and carry either a fixed or adjustable interest rate.

     The following table sets forth the Corporation's loan origination and sale activity for the periods indicated (in thousands):

                                                                      Year Ended September 30,
                                                        ----------------------------------------------------
                                                              1999                1998             1997
                                                        ----------------    ---------------   --------------
Loans originated:
First mortgage loans:
      Loans on existing property...................          $153,665            $150,924          $ 83,419
      Construction loans...........................            17,635              10,728            17,649
                                                             --------            --------          --------
         Total mortgage loans originated (1).......           171,300             161,652           101,068
Consumer and other loans...........................            29,208              23,351            15,984
                                                             --------            --------          --------
         Total loans originated....................          $200,508            $185,003          $117,052
                                                             ========            ========          ========

Loans purchased....................................                --                  --                --
Loans sold.........................................          $108,746            $123,676          $ 46,763

_____________________________
(1)   Includes mortgage division loans purchased.

     Loan Commitments. The Corporation's commitments to make conventional mortgage loans on existing residential dwellings are normally made for periods of up to 30 days from the date of loan approval. The Corporation's total loan commitments outstanding as of September 30, 1999 were approximately $830,000. See "Financial Condition, Liquidity and Capital Resources" in the Annual Report.

     Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Corporation charges origination fees or "points" for originating loans. Loan origination fees are usually a percentage of the principal amount of the mortgage loan, typically between 0.5% and 2%, depending on the terms and conditions. The Corporation does not receive origination fees on broker loans, but does receive a $150 review fee. The Corporation also offers loan products that require no origination fees to walk-in customers. Other fees collected include late charges applied to delinquent payments and fees collected in connection with loan modifications. The Corporation charges a 5% late charge fee on payments delinquent 15 days or more on new loan originations, loan modifications, loan assumptions and loans currently in the Corporation's portfolio where applicable. The 5% late charge is calculated on the delinquent monthly principal and interest payment amount. Late charges and modification fees do not constitute a material source of income. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. As of September 30, 1999, the Corporation had net deferred loan fees of approximately $131,000.

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

     Loans are reviewed on a regular basis and an allowance for uncollectible interest is established against accrued interest receivable when, in the opinion of management, the collection of additional interest is doubtful. An allowance for uncollectible interest on real estate loans and consumer loans is established when either principal or interest is more than 90 days past due. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

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

                                                       At September 30,
                                               -------------------------------
                                                 1999        1998       1997
                                               --------    --------   --------
Loans accounted for on a nonaccrual basis:
Real estate:
      Residential..........................    $  43       $ 581      $ 751
      Commercial...........................       --          --         --
      Construction.........................       --          --         --
      Consumer.............................      141         115         27
                                               -----       -----      -----
         Total.............................      184         696        778
                                               -----       -----      -----

Accruing loans which are contractually
   past due 90 days or more................       --          --         --
Real estate owned, net.....................      241          35          1
                                               -----       -----      -----
         Total non-performing assets.......    $ 425       $ 731      $ 779
                                               =====       =====      =====

Percentage of loans receivable net.........     0.28%       0.55%      0.60%
                                               =====       =====      =====

     Interest income that would have been recorded for the year ended
September 30, 1999 had nonaccruing loans been current in accordance with their original terms amounted to approximately $8,000. The amount of interest included in interest income on such loans for the year ended September 30, 1999 amounted to approximately $4,000.

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

     While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Corporation's financial condition and results of operations. Management periodically evaluates the adequacy of the allowance based upon historical delinquency rates, the size of the Corporation's loan portfolio and various other factors. See Notes 1 and 3 of Notes to Consolidated Financial Statements for information concerning the Corporation's provision and allowance for possible loan losses.

     The following table sets forth an analysis of the Corporation's allowance for loan losses for the periods indicated (dollars in thousands):

                                                     At September 30,
                                               ---------------------------
                                                1999       1998       1997
                                               ------     ------     -----
Balance at beginning of year................   $ 827      $ 928      $ 799
                                               -----      -----      -----
Loans charged off:
   Real estate:
      Residential...........................      --         --         --
      Commercial............................      --         --         --
   Consumer.................................    (106)      (127)      (165)
                                               -----      -----      -----
         Total charge-offs..................    (106)      (127)      (165)
                                               -----      -----      -----
Recoveries:
   Real estate:
      Residential...........................      --         --         --
      Commercial............................      --         --         --
   Consumer.................................      10         26         51
                                               -----      -----      -----
         Total recoveries...................      10         26         51
                                               -----      -----      -----
Net charge-offs.............................     (96)      (101)      (114)
                                               -----      -----      -----
Provision for loan losses (1)...............     105         --        243
                                               -----      -----      -----
Balance at end of year......................   $ 836      $ 827      $ 928
                                               =====      =====      =====
Ratio of net charge-offs to average gross
   loans outstanding during the period......    0.07%      0.07%      0.09%
                                               =====      =====      =====

________________________________
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

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

                                                                               At September 30,
                                                 ----------------------------------------------------------------------------
                                                          1999                    1998                       1997
                                                 ------------------------  -----------------------   ------------------------
                                                              % of Loans               % of Loans                % of Loans
                                                                in Each                 in Each                   in Each
                                                              Category to             Category to               Category to
                                                 Amount      Total Loans   Amount     Total Loans    Amount     Total Loans
                                                 ------      ------------  ------     ------------   ------     -------------
Real estate:
   Residential.............................       $400          80.77%     $400          85.90%      $400         83.49%
   Commercial..............................         75           2.12       100           2.90        162          4.88
Consumer...................................        311          17.11       277          11.20        266         11.63
Unallocated................................         50           N/A         50           N/A         100          N/A
                                                  ----         ------      ----         ------       ----        ------
Total allowance for loan losses............       $836         100.00%     $827         100.00%      $928        100.00%
                                                  ====                     ====         ======       ====        ======

     The Corporation adjusts balances on real estate acquired in settlement of loans to the lower of cost or market based on appraised value when the property is received in settlement. These values reflect current market conditions and sales experience. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

     Asset Classification. The OTS requires savings institutions to classify problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics. An asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

     The following tables set forth the number and amount of classified loans at September 30, 1999 (dollars in thousands):

                         Loss               Doubtful             Substandard
                    ---------------    -------------------    ------------------
                    Number   Amount    Number       Amount    Number      Amount
                    ------   ------    ------       ------    ------      ------
Real estate:
   Residential....     --    $--         --           $--      14         $191
   Commercial.....     --     --         --            --      --           --
Consumer..........      1      2         10            13      29          263

Investment Activities

     The Bank is required under OTS regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and is also permitted to make certain other investments. The Bank's liquidity requirement at September 30, 1999 was $6.7 million. At that date, the Bank held approximately $27.0 million in liquid funds, well in excess of regulatory requirements. Such funds consisted of United States Treasury and Agency obligations, certificates of deposits, overnight deposits, mortgage-backed securities and municipal bonds.

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

     The following table sets forth the Corporation's investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

                                                                                   At September 30,
                                                   -----------------------------------------------------------------------------
                                                             1999                        1998                     1997
                                                   -----------------------------------------------------------------------------
                                                    Carrying    Percent of     Carrying    Percent of    Carrying    Percent of
                                                      Value     Portfolio       Value      Portfolio      Value      Portfolio
                                                   ----------  -----------     --------    ----------    --------    -----------
Available for sale:
Investment securities:
      U.S. Agency obligations...............       $13,930       50.96%        $ 7,682       28.60%      $10,341       65.22%
      Municipal securities..................         1,576        5.76             451        1.68           447        2.82
                                                   -------      ------         -------      ------       -------      ------
         Total investment securities........        15,506       56.72           8,133       30.28        10,788       68.04
                                                   -------      ------         -------      ------       -------      ------
   Mortgage-backed securities...............        11,829       43.28          18,723       69.72         5,067       31.96
                                                   -------      ------         -------      ------       -------      ------
         Total available for sale...........       $27,335      100.00%        $26,856      100.00%      $15,855      100.00%
                                                   =======      ======         =======      ======       =======      ======

Held to Maturity:
   Investment securities:
      U.S. Agency obligations...............       $     -           -%        $ 1,524       55.54%      $ 5,995       76.75%
      Mortgage-backed securities............         5,338      100.00           1,220       44.46         1,816       23.25
                                                   -------      ------         -------      ------       -------      ------
         Total held to maturity.............       $ 5,338      100.00%        $ 2,744      100.00%      $ 7,811      100.00%
                                                   =======      ======         =======      ======       =======      ======

     The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to 30 years. The Corporation also purchases adjustable-rate Small Business Administration ("SBA") securities that are backed by the full faith and credit of the U.S. government.

     The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations ("CMOs") and structured notes. While these securities possess minimal credit risk due to the Federal guarantee backing the U. S. government agencies, they do posses liquidity risk and interest rate risk. The amortized cost of the CMOs on the books at September 30, 1999 was approximately $5.9 million with a fair value of $4.7 million. The Corporation has purchased structured notes for investment purposes. These include step-up bonds, single-index floaters and dual-index floaters. While all financial instruments are subject to interest rate risk and liquidity risk, structured notes are more sensitive to changes in interest rates and differing note structures (call provision, rate adjustments, etc.). The Corporation had approximately $1.1 million in structured notes as of September 30, 1999 with a fair value of approximately $1.1 million as of that date. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

     The following table sets forth at amortized cost the maturities and weighted average yields of the Corporation's investment and mortgage-backed securities portfolio at September 30, 1999 (dollars in thousands):

                                                           Amount Due Or Repricing Within:
                                 --------------------------------------------------------------------------------------------------
                                      One Year           Over One to        Over Five to           Over
                                       or Less           Five Years          Ten Years           Ten Years             Total
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                           Weighted            Weighted            Weigthed            Weighted            Weighted
                                 Carrying  Average   Carrying  Average   Carrying  Average   Carrying   Average  Carrying   Average
                                  Value     Yield     Value     Yield     Value     Yield     Value      Yield    Value      Yield
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Available for Sale:
 Investment securities:
  U.S. Agency obligations....... $      -         -% $  1,000      4.60% $  1,138      6.42% $ 11,763      7.85% $ 13,901      7.50%
  Municipal securities(1).......      100      5.76        30      6.93         -         -     1,447      7.14     1,577      7.05
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
   Total investment securities..      100      5.76     1,030      4.67     1,138      6.42    13,210      7.77    15,478      7.45
 Mortgage-backed securities.....       38      7.70       431      6.85        30      6.75    11,358      5.10    11,857      5.18
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
   Total available for sale..... $    138      6.32% $  1,461      5.31% $  1,168      6.43% $ 24,568      6.54% $ 27,335      6.47%
                                 ========            ========            ========            ========            ========

Held to Maturity:
 Investment securities:          $      -         -% $      -         -% $      -         -% $      -         -% $     --         -%
  U.S. Agency obligations.......        -         -         -         -         -         -         -         -        --        --
  Mortgage-backed securities....        -         -         -         -         -         -     5,586      6.24     5,586      6.24
                                                                                             --------  --------  --------  --------
   Total held to maturity....... $      -         -% $      -         -% $      -         -% $  5,586      6.24% $  5,586      6.24%

________________________________
(1)    Yields are presented on a fully taxable equivalent basis.

     At September 30, 1999, approximately $1.1 million of debt securities and $577,000 of mortgage-backed securities were adjustable-rate securities.

     At September 30, 1999, the Corporation held obligations of Union County, South Carolina, in the amount of approximately $99,000 with a fair value of approximately $97,000 as of the same date.

Deposits and Borrowings

     Deposits are the major source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal repayments tend to slow when interest rates increase. Deposit inflows and outflows may be significantly influenced by general market interest rates and money market conditions. During fiscal year 1999, the Corporation experienced a net increase in deposits of approximately $11.9 million. The Corporation borrowed funds to support the remaining growth experienced in fiscal 1999.

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

     The following table sets forth the time deposits of the Corporation classified by rates as of the dates indicated (in thousands):

                                         At September 30,
                                  ------------------------------
                                      1999     1998       1997
                                  ---------  --------  ---------
Up to 4.0%.......................  $    558  $     37  $     22
4.01% to 6.0%....................    95,163    89,155    77,401
6.01% to 8.0%....................     5,972     3,956     5,342
                                   --------  --------  --------

  Total savings certificates.....  $101,693  $ 93,148  $ 82,765
                                   ========  ========  ========

The following table sets forth the maturities of time deposits at September 30, 1999 (in thousands):

                                             Amount
                                            --------
Within three months.......................  $ 25,617
After three months but within six months..    29,848
After six months but within one year......    34,365
After one year but within three years.....    10,870
After three years but within five years...       993
After five years but within ten years.....        --
                                            --------
      Total                                 $101,693
                                            ========

     Certificates of deposit with maturities of less than one year increased from $74.6 million at September 30, 1998 to $89.8 million at September 30, 1999. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. In addition, management of the Bank believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 1999 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

               Maturity Period                   Amount
               ---------------                 ---------
     Three months or less...............        $ 5,779
     Over three through six months......          6,733
     Over six months through 12 months..          7,752
     Over 12 months.....................          2,758
                                                -------
          Total jumbo certificates......        $23,022
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

     The following tables sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

                                                   At September 30,
                                             ---------------------------
                                              1999      1998      1997
                                             -------   -------   -------
Balance outstanding at end of period:
   FHLB advances and other borrowings......  $46,503   $41,441   $37,979

Weighted average rate paid on:
   FHLB advances and other borrowings......     5.17%     5.69%     6.00%


                                                     At September 30,
                                                ---------------------------
                                                 1999      1998      1997
                                                -------   -------   -------
Maximum amount of borrowings
  outstanding at any month end:
  FHLB advances and other borrowings........    $46,503   $41,441   $37,979

Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances and other borrowings........     39,452    35,197    35,237

Approximate weighted average rate paid on:
     FHLB advances and other borrowings.....       5.05%     5.70%     5.62%

     At September 30, 1999, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $8.0 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option. At September 30, 1999, the Corporation had unused lines of credit with the FHLB of Atlanta totaling $14.8 million.

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

Employees

     The Corporation has 75 full-time employees and 14 part-time employees including 12 full-time employees acquired in the recent merger with South Carolina Community Bancshares, Inc.. None of the employees are represented by a collective bargaining unit. The Corporation believes that relations with its employees are excellent.

REGULATION AND SUPERVISION

General

     As a savings and loan holding company, Union Financial is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on Union Financial, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to Union Financial are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on Union Financial and the Bank.

     Recent legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as Union Financial, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired Union Financial.

Holding Company Regulation

     Union Financial is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, Union Financial generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. See "--Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by Union Financial of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, Union Financial would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under
Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the

OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to Union Financial. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets. In addition, certain activities, such as mergers and acquisitions, and branching are subject to the prior approval of the OTS.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. Effective April 1, 1999, however, the minimum core capital ratio increased to 4% for all institutions except those with the highest ratings on the CAMELS financial institution rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1999, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at September 30, 1999.

                                                          Capital
                                                    --------------------
                    Actual     Required   Excess     Actual    Required
                    Capital    Capital    Amount     Percent    Percent
                   ---------  ---------  ---------  ---------  ---------
                              (Dollars in thousands)
Tangible            $13,648     $3,072    $10,576      6.66%      1.50%

Core (Leverage)      13,648      8,182      5,468      6.66       4.00

Risk-based           14,483      9,427      5,058     12.29       8.00

     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members, including the Bank, approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members beginning January 1, 2000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 1999, the Bank's limit on loans to one borrower was $2 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $1.3 million.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1999, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier I Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At September 30, 1999, the Bank was a Tier I Bank. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans The Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Special limitations apply to loans made to executive officers of the institution.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank-Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank-Atlanta in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank-Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 1999, of $2.0 million. Federal Home Loan Bank advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. Union Financial and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Union Financial or the Bank. For its 1999 taxable year, Union Financial is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the percentage of taxable income method or (ii) the experience method. The reserve for nonqualifying loans was computed using the experience method.

     Congress repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the Internal Revenue Service. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied.

     Under the residential loan requirement provision, the required recapture will be suspended for each of two successive taxable years, beginning with the Bank's 1996 taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

     Distributions. If the Bank makes "non-dividend distributions" to Union Financial, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in its income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to Union Financial, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

     South Carolina.  The Bank is subject to tax under South Carolina law.
South Carolina law allows a savings and loan association to use the federal bad debt deduction method for the purpose of computing net income subject to state tax, and the present South Carolina tax rate on taxable income is 6%. In order to calculate taxable income for South Carolina taxation purposes, a corporation begins with its federal taxable income and then modifies it to take into account certain adjustments. Adjustments which would be common to most financial institutions include an addition for state taxes deducted on the federal return, and a subtraction for interest on certain federal obligations and securities. South Carolina income tax is deductible for federal income tax purposes. In addition, Union Financial is subject to South Carolina taxes as a regular corporation and pays taxes based on its shareholders' equity.

     Delaware. As a Delaware holding company not earning income in Delaware, Union Financial is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2.  Description of Property
--------------------------------

     The Corporation owns its main office, located at 203 West Main Street in Union, South Carolina, which was opened in 1977. At September 30, 1999, the Corporation also owned a banking center which opened in April 1989, located at 508 North Duncan By-Pass, Union, South Carolina ,a branch office, acquired in 1997, in Laurens, South Carolina, a lending and investment center located in Union, South Carolina and a branch office in Jonesville, South Carolina. As a result of the recently completed merger with South Carolina Community Bancshares, the Corporation acquired two branch locations in Winnsboro, South Carolina. The net book value of the Corporation's investment in premises and equipment totaled approximately $4.5 million at September 30, 1999. See Note 4 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The information contained under the section captioned "Common Stock Market Price and Dividend Information" in the Annual Report to Shareholders ("Annual Report") is incorporated herein by reference.

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

Item 8.  Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the  Exchange Act
--------------------------------------------------

     For information concerning the Board of Directors of Union Financial, the information contained under the section captioned "Proposal I -- Election of Directors" and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this Form 10-KSB and to the section captioned "Compliance with Section 16(a) of the Exchange Act" for information regarding compliance with section 16(a) of the Exchange Act.

     Certain executive officers of the Bank also serve as executive officers of Union Financial. The day-to-day management duties of the executive officers of Union Financial and the Bank relate primarily to their duties as to the Bank. The executive officers of Union Financial are as follows:

                            Position as of
Name                Age(1)  September 30, 1999
----                ------  ------------------
Dwight V. Neese      49     President, Chief Executive Officer and Director
Richard H. Flake     51     Executive Vice President - Chief Financial Officer
Gerald L. Bolin      37     Senior Vice President - Chief Operating Officer
Wanda J. Wells       43     Vice President - Corporate Secretary

--------------------
(1)  At September 30, 1999.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement.

     (b) Security Ownership of Management

         Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement.

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

                                    PART IV

Item 13.   Exhibits and Reports on Form 8-K
-------------------------------------------

      (a)  Exhibits
           2(a)  Agreement and Plan of Merger, dated as of July 1, 1999, by and between Union Financial Bancshares, Inc. and South Carolina
                 Community Bancshares, Inc.(1)
           3(a)  Certificate of Incorporation(2)
           3(b)  Bylaws
           3(c)  Certificate of Amendment of Certificate of Incorporation dated
                 January 22, 1997(3)
          10(a)  Employment Agreement with Dwight V. Neese(4)
          10(b)  Employment Agreement with Richard H. Flake
          10(c)  Union Financial Bancshares, Inc. 1995 Stock Option Plan(5)
          13     1999 Annual Report to Stockholders
          21     Subsidiaries of the Registrant
          23     Consent of Independent Auditor
          27     Financial Data Schedule

      (b) On July 9, 1999, Union Financial filed an 8-K to announce that it had entered into an Agreement and Plan of Merger with South Carolina Community Bancshares, Inc. The Merger Agreement provided that South Carolina Community will be merged with and into Union Financial and that South Carolina Community's subsidiary, Community Federal Savings Bank will merge with and into the Bank. The Agreement and Plan of Merger and press release announcing the merger were filed by exhibit.

__________________________________
(1) Incorporated herein by reference to Union Financial's Form 8-K filed on July 9, 1999.
(2) Incorporated herein by reference to Union Financial's Registration Statement on Form S-4 (File No. 33-80808) filed with the Securities and Exchange Commission on June 29, 1994.
(3) Incorporated herein by reference to Exhibit 3(c) to Union Financial's Form 10-KSB for the year ended September 30, 1997.
(4) Incorporated herein by reference to Union Financial's Form 10-KSB for the year ended September 30, 1996.
(5) Incorporated herein by reference to Exhibit A to Union Financial's Proxy Statement for its 1996 Annual Meeting of Stockholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNION FINANCIAL BANCSHARES, INC.


Date:  December 21, 1999          By:  /s/ Dwight V. Neese
                                       ____________________________________
                                       Dwight V. Neese
                                       President and Chief
                                       Executive Officer - Duly Authorized
                                       Representative


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/ Dwight V. Neese                   /s/ James W. Edwards
By:    _____________________________   By:   _____________________________
       Dwight V. Neese                       James W. Edwards
       (Principal Executive Officer)         Director

Date:  December 21, 1999               Date: December 21, 1999

       /s/ Richard H. Flake                  /s/ David G. Russell
By:    _____________________________   By:   _____________________________
       Richard H. Flake                      David G. Russell
       (Principal Financial and              Director
       Accounting Officer)

Date:  December 21, 1999               Date: December 21, 1999


       /s/ Mason G. Alexander                /s/ Louis M. Jordan
By:    _____________________________   By:   _____________________________
       Mason G. Alexander                    Louis M. Jordan
       Director                              Director

Date:  December 21, 1999               Date: December 21, 1999

       /s/ William M. Graham                 /s/ Carl L. Mason
By:    _____________________________   By:   _____________________________
       William M. Graham                     Carl L. Mason
       Director                              Director

Date:  December 21, 1999               Date: December 21, 1999

                                             /s/ John S. McMeekin
By:    _____________________________   By:   _____________________________
       Quay W. McMaster                      John S. McMeekin
       Director                              Director

Date:  December __, 1999               Date: December 21, 1999

       /s/ Philip C. Wilkins
By:    _____________________________
       Philip C. Wilkins
       Director

Date:  December 21, 1999