Form 10QSB
period 1999-12-31
UNION FINANCIAL BANCSHARES INC
filed 2000-02-14
CIK 926164

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          --------------------------

                                  FORM 10-QSB


(Mark One)

   X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934
        For the quarterly period ended December 31, 1999
                                       -----------------
-------
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from  ________ to ________


                         COMMISSION FILE NUMBER 1-5735


                       UNION FINANCIAL BANCSHARES, INC.
                       --------------------------------


Delaware                                                 57-1001177
-------------------------------------------------------------------------------
(Jurisdiction of Incorporation)            (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                           29379
-------------------------------------------                        ------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code (864)429-1864

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X       No
              ------       -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,890,218 shares, $0.01 par value, common stock as of February 1, 2000.

                       UNION FINANCIAL BANCSHARES, INC.

                                     INDEX

Part I.              Financial Information                                                 Page
                     ---------------------                                                 -----

          Item 1.  Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets as of December 31, 1999
           and September 30, 1999                                                            3

          Consolidated Statements of Income for the three months
           ended December 31, 1999 and 1998                                                  4

          Consolidated Statements of Cash Flows for the three
           months ended December 31, 1999 and 1998                                           5

          Consolidated Statements of Shareholders' Equity for the
          three months ended December 31, 1999 and 1998                                      6

          Notes to Consolidated Financial Statements                                       7-9

          Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                 10-13


Part II.  Other Information                                                                 14
          -----------------

          Signatures                                                                        15

Item 1.  Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1999 (unaudited) and September 30, 1999


                                                            December 31,             September 30,
                                                                1999                     1999
                                                            ------------             -------------
ASSETS                                                               (DOLLARS IN THOUSANDS)

Cash                                                        $    4,697                $    3,149
Short term interest-bearing deposits                             4,775                     2,421
                                                            ----------                ----------
Total cash and cash equivalents                                  9,472                     5,570
                                                            ----------                ----------
Investment and mortgage-backed securities:
  Held to maturity                                               9,609                     5,586
  Available for sale                                            25,993                    27,335
                                                            ----------                ----------
Total investment and mortgage-backed securities                 35,602                    32,921
Loans, net
  Held for sale                                                    306                       216
  Held for investment                                          191,050                   149,185
                                                            ----------                ----------
Total loans receivable, net                                    191,356                   149,401
Office properties and equipment, net                             5,085                     4,524
Federal Home Loan Bank Stock, at cost                            2,263                     2,050
Accrued interest receivable                                      2,105                     1,574
Mortgage servicing rights                                        3,277                     3,842
Goodwill intangible                                              4,294                     1,818
Other assets                                                     3,421                     3,594
                                                            ----------                ----------
TOTAL ASSETS                                                $  236,875                $  205,294
                                                            ==========                ==========

LIABILITIES

Deposit accounts                                            $  185,215                $  142,624
Advances from the Federal Home Loan Bank and
  other borrowings                                              50,003                    46,503
Accrued interest on deposits                                       340                       226
Advances from borrowers for taxes and insurance                    215                       548
Other liabilities                                                1,031                       655
                                                            ----------                ----------
TOTAL LIABILITIES                                              236,804                   190,556
                                                            ----------                ----------

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value, authorized -
  500,000 shares, issued and outstanding - None                      0                         0
Common stock - $0.01 par value, authorized -
  2,500,000 shares, issued and outstanding -
  1,890,218 shares at 12/31/99 and 1,357,214 at 9/30/99             19                        14
Additional paid-in capital                                      11,190                     5,484
Accumulated other comprehensive income                          (2,488)                   (1,779)
Retained earnings, substantially restricted                     11,350                    11,019
                                                            ----------                ----------
TOTAL SHAREHOLDERS' EQUITY                                      20,071                    14,738
                                                            ----------                ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  256,875                $  205,294
                                                            ==========                ==========

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 1999 (unaudited) and 1998 (unaudited)

                                                               Three Months Ended
                                                         December 31,         December 31,
                                                             1999                1998
                                                         ------------         ------------
                                                               (DOLLARS IN THOUSANDS)
Interest Income:
 Loans                                                    $   3,492            $   2,938
 Deposits and federal funds sold                                 19                   19
 Mortgage-backed securities                                     272                  356
 Interest and dividends on investment securities                367                  208
                                                          ---------            ---------
Total Interest Income                                         4,150                3,521
                                                          ---------            ---------
Interest Expense:
 Deposit accounts                                             1,670                1,414
 Advances from the FHLB and other borrowings                    703                  560
                                                          ---------            ---------
Total Interest Expense                                        2,373                1,974
                                                          ---------            ---------
Net Interest Income                                           1,777                1,547
 Provisions for loan losses                                      50                   15
                                                          ---------            ---------
Net Interest Income After Provision for Loan Losses           1,727                1,532
                                                          ---------            ---------
Non Interest Income:
 Fees for financial services                                    263                  196
 Loan servicing fees (costs)                                     24                  (86)
 Net gains (losses) on sale of loans                            109                  143
                                                          ---------            ---------
Total Non Interest Income                                       396                  253
                                                          ---------            ---------
Non Interest Expense:
 Compensation and employee benefits                             694                  582
 Occupancy and equipment                                        331                  283
 Deposit insurance premiums                                      20                   25
 Professional services                                           84                   75
 Real estate operations                                           5                    5
 Goodwill amortization                                           99                   53
 Other                                                          180                  186
                                                          ---------            ---------
Total Non Interest Expense                                    1,413                1,209
                                                          ---------            ---------
Income Before Income Taxes                                      710                  576
Income Tax expense                                              253                  208
                                                          ---------            ---------
Net Income                                                $     457            $     368
                                                          =========            =========
Basic Net Income Per Common Share                         $    0.27            $    0.27
                                                          =========            =========
Diluted Net Income Per Common Share                       $    0.26            $    0.26
                                                          =========            =========
Weighted Average Number of Common Shares Outstanding
Basic                                                     1,709,874            1,344,365

Diluted                                                   1,730,502            1,411,163

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1999 (unaudited) and 1998 (unaudited)


                                                                    Three Months Ended
                                                            December 31,             December 31,
                                                                1999                     1998
                                                            ------------             -------------
                                                                        (IN THOUSANDS)

OPERATING ACTIVITIES:
Net income                                                  $      457                $      368
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                         50                        15
  Amortization of intangibles                                       99                        53
  Depreciation expense                                             101                        79
  Recognition of deferred income, net of costs                     (25)                      (25)
  Deferral of fee income, net of costs                             221                         4
  Loans originated for sale                                      7,164                    40,119
  Sale of loans                                                 (7,164)                  (40,119)
  Gain on sales of loans                                           109                       143
  Changes in operating assets and liabilities:
  (Increase) decrease in accrued interest receivable              (531)                      (49)
  (Increase) decrease in other assets                              173                      (401)
  Increase (decrease) in other liabilities                          43                    (1,055)
  Increase (decrease) in accrued interest payable                  114                       (44)
                                                            ----------                ----------
Net cash provided by (used by) operating activities                811                      (912)
                                                            ----------                ----------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
  Held to maturity                                                (982)                        0
  Available for sale                                                 0                   (11,022)
Investments acquired in merger                                  (2,602)                        0
Proceeds from sale of investment and mortgage-
  backed securities                                                  0                     2,090
Proceeds from maturity of investment and mortgage-
  backed securities:
  Available for sale                                                 0                     1,374
Principal repayments on mortgage-backed securities:
  Held to maturity                                                 266                       165
  Available for sale                                               637                     1,315
Loans acquired in merger                                       (41,144)                        0
Net (increase) decrease in loans                                (1,974)                    7,928
Net (increase) decrease in mortgage servicing rights               565                      (685)
Purchase of FHLB stock                                            (213)                      (30)
Redemption of FHLB stock                                             0                         0
Purchase of office properties and equipment                       (662)                     (161)
                                                            ----------                ----------
Net cash provided by (used by) investing activities         $  (46,109)               $      974
                                                            ----------                ----------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                        50                        19
Dividends paid in cash                                            (126)                      (96)
Proceeds from the exercise of stock options                         13                         0
Increase in goodwill intangible                                 (2,476)                        0
Proceeds from term borrowings                                    3,500                    (4,895)
Capital acquired in merger                                       5,648                         0
Deposits acquired in merger                                     35,688                         0
Increase (Decrease) in deposit accounts                          6,903                     6,048
                                                            ----------                ----------
Net cash (used by) provided by financing activities             49,200                     1,076
                                                            ----------                ----------
NET DECREASE/INCREASE IN CASH
  AND CASH EQUIVALENTS                                           3,902                     1,138

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                         5,570                     3,593
                                                            ----------                ----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                          $    9,472                $    4,731
                                                            ==========                ==========
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                              $        0                $      443
  Interest                                                       2,373                     1,974

Non-cash transactions:
  Loans foreclosed                                                   0                         0

See notes to consolidated financial statements.

                       UNION FINANCIAL BANCSHARES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)

                                                                                        Retained    Accumulated
                                                                          Additional    Earnings       Other           Total
                                                         Common Stock       Paid-in  Substantially Comprehensive    Shareholders'
                                                      Shares     Amount     Capital    Restricted     Income           Equity
                                                      ------     ------     -------    ----------     ------           ------
                                                                       (In Thousands, Except Share Data)
BALANCE AT SEPTEMBER 30, 1998                        1,278,250      $13      $4,475     $10,664        $148            $15,300

Net income                                                                                  368                            368

  Other comprehensive income
    Unrealized losses on securities:
       Unrealized holding losses arising during
        period                                                                                         (227)              (227)
                                                                                                      -----              -----
  Comprehensive income                                                                                                     141

Dividend reinvestment plan contributions                 3,150        0          18                                         18

Cash dividend ($.093 per share)                                                             (96)                           (96)

                                                     ----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                         1,281,400       13       4,493      10,936         (79)            15,363
                                                     ============================================================================

BALANCE AT SEPTEMBER 30, 1999                        1,357,214       14       5,484      11,019      (1,779)            14,738

Net income                                                                                  457                            457

  Other comprehensive income
    Unrealized losses on securities:
       Unrealized holding losses arising during
        period                                                                                         (709)              (709)
                                                                                                      -----              -----
  Comprehensive loss                                                                                                      (252)

Options exercised                                        2,200                   13                                         13

Dividend reinvestment plan contributions                 4,621                   50                                         50

Acquisition of SC Community Bancshares                 526,183        5       5,643                                      5,648

Cash dividend ($.093 per share)                                                            (126)                          (126)

                                                     ----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                         1,890,218      $19     $11,190     $11,350     ($2,488)           $20,071
                                                     ============================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Presentation of Consolidated Financial Statements
     -------------------------------------------------

     The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiary, Provident Community Bank (the "Bank"). The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1999 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities-
                   ------------------------------------------------------------
     This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. The statement is effective for the Corporation for the fiscal year beginning October 1, 1999 and may not be applied retroactively.

     SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the
                   ------------------------------------------------------------
     Securitization of Mortgage Loans Held for Sale by a Mortgage Banking
     --------------------------------------------------------------------
     Enterprise. The new statement establishes accounting and reporting
     ----------
     standards for certain activities of mortgage banking activities. The statement is effective for the first quarter beginning December 15, 1998. This statement had no effect on the financial statements of the Corporation.

     SFAS No. 135, Rescission of SFAS No. 75 and Technical Corrections. This
                   ---------------------------------------------------
     statement provides technical corrections for previously issued statements and rescinds SFAS No. 75, which provides guidance related to pension plans of state and local governmental units. SFAS No. 135 is effective for fiscal years ending after February 15, 1999. The adoption of SFAS No. 135 did not have a material impact on the presentation of the Corporation's financial results or financial position.

     SFAS No. 136, Transfers of Assets to a Not-for-Profit Organization or
                   -------------------------------------------------------
     Charitable Trust that Raises or Holds Contributions for Others. This
     --------------------------------------------------------------
     statement establishes standards for transactions in which an entity makes a contribution by transferring assets to not-for-profit organization or charitable trust and then requires these contributions to be used on specified manner. SFAS 136 is effective for fiscal years beginning after December 15, 1999. The Corporation does not expect that the adoption of SFAS No. 136 will have a material impact on the presentation of the Corporation's financial results or financial position.

2.   Income Per Share
     ----------------

     Effective January 31, 1999, the Corporation declared a stock dividend of 5% per share on common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this dividend.

     Income per share amounts for the three months ended December 31, 1999 and 1998 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.   Assets Pledged
     --------------

     Approximately $12,947,000 and $12,963,000 of debt securities at December 31, 1999 and September 30, 1999, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.   Contingencies and Loan Commitments
     ----------------------------------

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized in the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 1999 related to these items is summarized below:


     Loan Commitments:                                 Contract Amount
     -----------------                                 ---------------
          Approved loan commitments                     $  808,000
          Unadvanced portions of loans                   8,001,000
                                                        ----------
          Total loan commitments                        $8,809,000
                                                        ----------

     Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held is primarily commitments are a combination of fixed and residential property. Interest rates on loan commitments are a combination of fixed and variable.


     Commitments outstanding at December 31, 1999 consist of fixed and adjustable rate loans of approximately $8,809,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

     Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $19,701,000 at December 31, 1999. Of these lines, the outstanding loan balances totaled approximately $11,700,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $750,000, which had an outstanding balance at December 31, 1999 of approximately $0. At December 31, 1999, the Bank had loan commitments to sell $5,225,000 in fixed rate residential loans which had not been closed to Freddie Mac for the months of January-March 2000.

5.   Acquisition of South Carolina Community Bancshares, Inc.
     --------------------------------------------------------

     On November 12, 1999, the Corporation, through its subsidiary, Provident Community Bank, completed the acquisition of South Carolina Community Bancshares, Inc. and its wholly owned subsidiary, Community Federal Savings Bank. The Corporation issued a total of 526,290 shares and paid a total of $3,582,081 to the shareholders of South Carolina Community Bancshares, Inc. The transaction was accounted for under the purchase method of accounting. The two offices of Community Federal Savings Bank became offices of Provident Community Bank. At September 30, 1999, South Carolina Community Bancshares, Inc. had total assets of $46.6 million, loans of $40.2 million and deposits of $35.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Condition
     -------------------

     At December 31, 1999 total assets of the Corporation increased $51,581,000 or 25.13% to $256,875,000 from $205,294,000 at September 30, 1999 primarily as a result of the acquisition of South Carolina Community Bancshares, which was completed on November 12, 1999. Investments and mortgage-backed securities increased approximately $2,681,000 or 8.14% during the three months ended December 31, 1999. Loans increased $41,955,000 or 28.08% to $191,356,000 for the three months ended December 31, 1999. The increase in loans included approximately $40.2 million from the acquisition of South Carolina Community Bancshares of which 91.4% were residential mortgage loans. Deposits increased $42,591,000 or 29.86% to $185,215,000 for the three months ended December 31, 1999. Approximately $35,900,000 or 84.3% of the deposit increase was a result of the South Carolina Community Bancshares acquisition. The remaining growth was a result of various deposit promotion programs with continued emphasis on core deposits. At December 31, 1999, mortgage servicing rights decreased $565,000 or 14.71% to $3,277,000 from $3,842,000 at September 30, 1999. The reduction in mortgage servicing rights was due to a sale of servicing of approximately $30 million that was completed in October 1999. In conjunction with this reduction, loans serviced for others decreased from $257,906,000 at September 30, 1999 to $227,017,000 at December 31, 1999.

     Liquidity
     ---------

     Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

     The OTS imposes a minimum level of liquidity on the Bank which is currently 4% of withdrawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 16.70% as of December 31, 1999. As in the past, management expects that the Bank can meet its obligations to fund outstanding mortgage loan commitments, which were approximately $808,000, as described in Note 4 to the Consolidated Financial Statements, and other loan commitments as of December 31, 1999, while maintaining liquidity in excess of regulatory requirements.

     Capital Resources
     -----------------

     The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

     As of December 31, 1999, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):


                                                        Requirement         Actual         Excess
-------------------------------------------------------------------------------------------------
     Tangible capital                                       $ 3,853        $18,178        $14,325

     Tangible capital to adjusted total assets                 1.50%          7.13%          5.63%

     Core capital                                           $10,204        $18,178        $ 7,974
     Core capital to adjusted total assets                     4.00%          7.13%          3.13%

     Risk based capital                                     $12,983        $19,446        $ 6,463
     Risk based capital to risk weighted assets                8.00%         11.98%          3.98%

     The reported capital requirements are based on information reported in the OTS December 31, 1999 quarterly thrift financial report.

     Results of operations for the three months ended December 31, 1999 and
     ----------------------------------------------------------------------
     1998
     ----

     General
     -------

     Net income increased $89,000 or 24.18% to $457,000 for the three months ended December 31, 1999 as compared to the same period in 1998. Non interest income increased $143,000 or 56.52% and net interest income after provision for loan losses increased $195,000 or 12.73%.

     Interest Income
     ---------------

     Interest income increased $629,000 or 17.86% for the three months ended December 31, 1999 as compared to the same period in 1998. Interest income on loans increased 18.86% or $554,000 to $3,492,000 for the three months ended December 31, 1999 from $2,938,000 for the three months ended December 31,1998 due primarily to growth of the portfolio. Interest and dividends on investment and mortgage-backed securities increased $75,000 or 13.3% for the three months ended December 31, 1999 to $639,000 from $564,000 during the same period in 1998. The increase was due primarily to an increase in the level of purchases in investment and mortgage-backed securities made during the first quarter of the fiscal year.

     Interest Expense
     ----------------

     The Corporation experienced an overall increase of $399,000 or 20.21% in interest expense for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998 due primarily to the growth in the deposit base. Interest expense on deposit accounts increased $256,000 or 18.10% to $1,670,000 for the three months ended December 31, 1999 from $1,414,000 during the same period in 1998. Interest expense on borrowings increased $143,000 or 25.54% for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. The increase was due to higher volumes in FHLB advances and rising rates during the period.

     Provision for Loan Loss
     -----------------------

     During the three months ended December 31, 1999, provisions for loan losses were $50,000 as compared to $15,000 for the same period in the previous year. The increase in loan loss provisions are due to the growth in the loan portfolio as a result of the acquisition of South Carolina Community Bancshares. Management believes the Bank's loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at December 31, 1999 were approximately .66% of the Bank's outstanding loan portfolio, net of loans held for sale compared to .82% for the same period in the previous year.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                            December 31, 1999   September 30, 1999
                                            ------------------  -------------------

     Non-accruing loans which are
     contractually past due 90 days
      or more:

     Real Estate:
      Residential                                 $  921                $  42
      Commercial                                      --                   --
      Construction                                    --                   --
     Non-mortgage                                    394                  141
                                                     ---                  ---
     Total                                        $1,315                $ 183
                                                  ------                -----

     Percentage of loans receivable, net            0.68%                0.12%
                                                   -----                -----

     Allowance for loan losses                    $1,268                $ 836
                                                  ------                -----

     Real estate acquired through
      foreclosure and repossessed
      assets, net of allowances                   $  241                $ 241
                                                  ------                -----

     All non-accruing loans and allowance for loan losses for the quarter ended December 31, 1999 reflect loans and balances assumed with the acquisition of South Carolina Community Bancshares.

     Non Interest Income and Expense
     -------------------------------

     Total non interest income increased $143,000 or 56.52% to $396,000 for the three months ended December 31, 1999 from $253,000 for the same period in the previous year. The increase in non interest income from the previous year was due to increased fees from financial services which increased from $196,000 at December 31, 1998 to $263,000 at December 31, 1999. Loan
     servicing fee income for the three months ended December 31, 1999 was $24,000 compared to loan service fee income of ($86,000) for the three months ended December 31, 1998. The increase in the loan servicing income is due to lower premium amortization expense as a result of lower loan prepayments.

     For the three months ended December 31, 1999, total non interest expense increased $204,000 or 16.87% to $1,413,000 from $1,209,000 for the same period in 1998. All expenses were affected by the acquisition of South Carolina Community Bancshares. Compensation and employee benefits increased $112,000 or 19.24% to $694,000 for the three month period ended December 31, 1999 from $582,000 for the same period in 1998. Occupancy and equipment expense increased $48,000 or 16.96% to $331,000 for the three months ended December 31, 1999 from $283,000 for the same period in 1998. Professional services expenses increased $9,000 or 12.00% to $84,000 for the three month period ended December 31, 1999 from $75,000 for the same period in 1998. The increase in compensation and employee benefits was due primarily to the additional staff assumed in the merger. The increase in occupancy and equipment expenses was due to higher data processing costs along with higher depreciation expense. Goodwill amortization increased from $53,000 at December 31, 1998 to $99,000 at December 31, 1999. The increase was due to the additional amortization expense required for the merger. Other operating expense for the three months ended December 31, 1999 decreased $6,000 to $180,000 from $186,000 for the same period in 1998. The decrease in other operating expenses was due to reductions in forms and printing costs.

     Year 2000
     ---------

     The Corporation's formal Year 2000 plan provided the framework for a successful year end changeover. All systems and procedures were tested on January 1 to ensure compliance with the established plan. To date, all equipment has worked properly and no service providers or customers have notified the Corporation of any problems that would have a material adverse effect on the Corporation.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

               None.

Item 5.   Other Information
          -----------------

               None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

               The Corporation filed a Current Report on Form 8-K on November 15, 1999 reporting the consummation of the acquisition of South Carolina Community Bancshares under Item 2.

               Exhibits
               --------

               27   Financial Data Schedule

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       UNION FINANCIAL BANCSHARES, INC.
                       --------------------------------
                                 (Registrant)

Date:  February 14, 2000                      By: /s/ Dwight V. Neese
     ----------------------------                -----------------------------
                                                 Dwight V. Neese, CEO


Date:  February 14, 2000                      By: /s/ Richard H. Flake
     ----------------------------                -----------------------------
                                                 Richard H. Flake, CFO