Form 10QSB
period 2000-03-31
UNION FINANCIAL BANCSHARES INC
filed 2000-05-11
CIK 926164

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000
                                     --------------

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X       No
             -----       ------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,901,721 shares, $0.01 par value, common stock as of April 26, 2000.

                       UNION FINANCIAL BANCSHARES, INC.


                                    INDEX

PART I.           FINANCIAL INFORMATION                                 PAGE
                  ---------------------                                 ----

        Item 1.  Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheets as of March 31, 2000
         and September 30, 1999                                           3

        Consolidated Statements of Income for the three and six months
         ended March 31, 2000 and 1999                                    4

        Consolidated Statements of Cash Flows for the six
         months ended March 31, 2000 and 1999                             5

        Consolidated Statements of Shareholders' Equity for the
         six months ended March 31, 2000 and 1999                         6

        Notes to Consolidated Financial Statements                      7-9

        Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                10-13


PART II.    OTHER INFORMATION                                            14
            -----------------


            Signatures                                                   15

ITEM 1.  FINANCIAL STATEMENTS
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATING BALANCE SHEET
MARCH 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999




ASSETS                                               MARCH 31,                 SEPTEMBER 30,
                                                      2000                         1999
                                                ---------------            -------------------
                                                          (DOLLARS IN THOUSANDS)

Cash                                             $      1,536               $      3,149
Short term interest-bearing deposits                    4,983                      2,421
                                                 ------------               ------------
Total cash and cash equivalents                         6,519                      5,570
                                                 ------------               ------------
Investment and mortage-backed securities
  Held to maturity                                     12,472                      5,586
  Available for sale                                   29,477                     27,335
                                                 ------------               ------------
Total investment and mortgage-backed securities        41,949                     32,921
Loans, net
  Held for sale                                           970                        216
  Held for investment                                 191,257                    149,185
                                                 ------------               ------------
Total loans receivable, net                           192,227                    149,401
Office properties and equipment, net                    5,516                      4,524
Federal Home Loan Bank Stock, at cost                   2,095                      2,050
Accrued interest receivable                             2,070                      1,574
Mortgage servicing rights                               3,176                      3,842
Goodwill intangible                                     4,315                      1,818
Other assets                                            3,122                      3,594
                                                 ------------               ------------
TOTAL ASSETS                                     $    260,989               $    205,294
                                                 ============               ============

LIABILITIES

Deposit accounts                                 $    197,694               $    142,624
Advances from Federal Home Loan Bank and
 other borrowings                                      40,668                     46,503
Accrued interest on deposits                              355                        226
Advances from borrowers for taxes and insurance           342                        548
Other liabilities                                       1,533                        655
                                                 ------------               ------------
TOTAL LIABILITIES                                     240,592                    190,556
                                                 ------------               ------------

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
 authorized - 500,000 shares, issued
 and outstanding - None                                     0                          0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
  issued and outstanding - 1,901,721 shares
  at 3/31/00 and 1,357,214 at 9/30/99                      20                         14
Additional paid-in capital                             11,263                      5,484
Accumulated other comprehensive income                 (2,351)                    (1,779)
Retained earnings, substantially restricted            11,465                     11,019
                                                 ------------               ------------
TOTAL SHAREHOLDERS' EQUITY                             20,397                     14,738

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $    260,989               $    205,294
                                                 ============               ============


See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED  STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2000 (UNAUDITED) AND 1999 (UNAUDITED)

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            MARCH 31,        MARCH 31,         MARCH 31,       MARCH 31,
                                              2000             1999              2000            1999
                                         -------------    -------------       ------------    ------------
                                          (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Loans                                $       3,773   $       2,631   $        7,222   $        5,569
  Deposits and federal funds sold                 19              31               39               50
  Mortgage-backed securities                     266             391              538              747
  Interest and dividends on
   investment securities                         384             226              751              434
                                        ------------    ------------    -------------    -------------
TOTAL INTERST INCOME                           4,442           3,279            8,550            6,800
                                        ------------    ------------    -------------    -------------


INTEREST EXPENSE:
  Deposit accounts                             2,145           1,454            3,815            2,868
  Advances from the FHLB and other
   borrowings                                    587             407            1,292              968
                                        ------------    ------------    -------------    -------------
TOTAL INTEREST EXPENSE                         2,732           1,861            5,107            3,836
                                        ------------    ------------    -------------    -------------

NET INTEREST INCOME                            1,710           1,418            3,443            2,964
  Provision for loan losses                        0              30               50               45
                                        ------------    ------------    -------------    -------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    1,710           1,388            3,393            2,919
                                        ------------    ------------    -------------    -------------

NON INTEREST INCOME:
  Fees for financial services                    300             206              616              388
  Loan servicing fees (costs)                     23              (3)              38              (75)
  Net gains (losses) on sale of
   investments                                     0               7                0                7
                                        ------------    ------------    -------------    -------------

  Net gains (losses) on sale of loans             22             231              131              374
                                        ------------    ------------    -------------    -------------
TOTAL NON INTEREST INCOME                        345             441              785              694

NON INTEREST EXPENSE:
Compensation and employee benefits               792             600            1,486            1,182
  Occupancy and equipment                        367             252              698              535
  Deposit insurance premiums                       8              17               29               42
  Professional services                           94              62              179              137
  Real estate operations                          10              (3)              15                2
  Goodwill amortization                           96              53              185              115
  Other                                          218             211              406              388
                                        ------------    ------------    -------------     ------------
TOTAL NON INTERST EXPENSE                      1,585           1,192            2,998            2,401
                                        ------------    ------------    -------------     ------------
INCOME BEFORE INCOME TAXES                       470             637            1,180            1,212
Income tax expense                               164             232              417              439
                                        ------------    ------------    -------------     ------------
NET INCOME                             $         306   $         405   $          763    $         773
                                        ------------    ------------    -------------     ------------

BASIC NET INCOME PER COMMON SHARE      $        0.16   $        0.30   $         0.42    $        0.57
                                        ============    ============    =============     ============

DILUTED NET INCOME PER COMMON SHARE    $        0.16   $        0.28   $         0.42    $        0.55
                                        ============    ============    =============     ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING

BASIC                                      1,899,516       1,347,669        1,804,177        1,345,999

DILUTED                                    1,910,002       1,423,567        1,819,761        1,417,297

See notes to consolidated financial statements.

                                                          4

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2000 (UNAUDITED) AND 1999 (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                              MARCH 31,        MARCH 31,
                                                                 2000            1999
                                                            -------------   --------------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                       $763            $773
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                        50              45
  Amortization of intangibles                                     185             115
  Depreciation expense                                            216             163
  Recognition of deferred income, net of costs                    (27)            (55)
  Deferral of fee income, net of costs                            224              18
  Loans originated for sale                                    17,977         (81,611)
  Sale of loans                                               (17,977)         86,529
  Gain on sale of loans                                          (131)           (381)
  Changes in operating assets and liabilities:
   (Increase) decrease in accrued interest receivable            (496)           (135)
   (Increase) decrease in other assets                            472             164
   Increase (decrease) in other liabilities                       672          (1,297)
   Increase (decrease) in accrued interest payable                129             (80)
                                                            ---------       ---------
Net cash provided by (used by) operating activities             2,057           4,248

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Held to maturity                                            (4,886)              0
   Available for sale                                          (2,901)        (18,930)
Investments acquired in merger                                 (2,602)              0
Proceeds from sale of investment and mortgage-
    backed securities                                               0           2,090
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                               0           4,657
Principal repayments on mortgage-backed securities:
   Held to maturity                                               386             165
   Available for sale                                             975           2,565
Loans acquired in merger                                      (41,144)              0
Net (increase) decrease in loans                               (2,371)          5,244
Net (increase) decrease in mortgage servicing rights              666            (833)
Purchase of FHLB stock                                            (45)              0
Redemption of FHLB stock                                            0             290
Purchase of office properties and equipment                    (1,206)           (423)
                                                            ---------       ---------

Net cash provided by (used by) investing activities          ($53,128)        ($5,175)
                                                            ---------       ---------
FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                      123              97
Dividends paid in cash ($0.10 per share - 2000
and $0.093 per share - 1999)                                     (317)           (242)
Proceeds from the exercise of stock options                        13               0
Increase in goodwill intangible                                (2,682)         (1,073)
Proceeds from term borrowings                                  (5,835)        (16,872)
Capital acquired in merger                                      5,648               0
Deposits acquired in acquisition                               35,688          12,622
Increase (Decrease) in deposit accounts                        19,382           8,494
                                                            ---------       ---------
Net cash (used by) provided by financing activities            52,020           3,026
                                                            ---------       ---------

NET DECREASE\INCREASE IN CASH
  AND CASH EQUIVALENTS                                            949           2,099

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                        5,570           3,593
                                                            ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                            $6,519          $5,692
                                                           ==========       =========

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                     $0            $803
  Interest                                                      4,977           3,916

Non-cash transactions:
  Loans foreclosed                                                200               0

See notes to consolidated financial statements.

                                              5

                      UNION FINANCIAL BANCSHARES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

                                                                                        Retained        Accumulated
                                                                         Additional     Earnings          Other           Total
                                                        Common Stock      Paid-in      Substantially   Comprehensive   Shareholders'
                                                      Shares    Amount    Capital       Restricted        Income          Equity
                                                      ------    ------    -------       ----------        ------          ------
                                                                            (In Thousands, Except Share Data)

BALANCE AT SEPTEMBER 30, 1998                       1,278,250    $13       $4,475         $10,664          $148            $15,300

Net income                                                                                    773                              773

  Other comprehensive income
    Unrealized losses on securities:
      Unrealized holding losses arising during
      period                                                                                               (559)              (559)
                                                                                                           -----              -----
  Comprehensive income                                                                                                         214

Dividend reinvestment plan contributions               6,813       0           97                                               97

Five percent stock dividend                           64,090

Cash dividend ($.093 per share)                                                              (242)                            (242)

                                                 ----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                          1,349,153      13        4,572          11,195          (411)            15,369
                                                 ==================================================================================

BALANCE AT SEPTEMBER 30, 1999                      1,357,214      14        5,484          11,019        (1,779)            14,738

Net income                                                                                    763                              763

  Other comprehensive income
    Unrealized losses on securities:
      Unrealized holding losses arising during
      period                                                                                               (572)              (572)
                                                                                                           -----              -----
  Comprehensive loss                                                                                                           191

Options exercised                                      2,200                   13                                               13

Dividend reinvestment plan contributions              16,124       1          123                                              124

Acquisition of SC Community Bancshares               526,183       5        5,643                                            5,648

Cash dividend ($.20 per share)                                                               (317)                            (317)

                                                 ----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                          1,901,721     $20      $11,263         $11,465       ($2,351)           $20,397
                                                 ==================================================================================

                          UNION FINANCIAL BANCSHARES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Presentation of Consolidated Financial Statements
      -------------------------------------------------

      The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiary, Provident Community Bank (the "Bank"). The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1999 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

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

      SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the
                    ------------------------------------------------------------
      Securitization  of  Mortgage  Loans  Held for Sale by a  Mortgage  Banking
      --------------------------------------------------------------------------
      Enterprise.   The  new  statement  establishes  accounting  and  reporting
      ----------
      standards for certain activities of mortgage banking activities. The statement is effective for the first quarter beginning December 15, 1998. This statement had no effect on the financial statements of the Corporation.

2.    Income Per Share
      ----------------

      Effective January 31, 1999, the Corporation declared a 5% stock dividend. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this dividend.

      Income per share amounts for the three and six months ended March 31, 2000 and 1999 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.    Assets Pledged
      --------------

      Approximately $13,966,000 and $12,963,000 of debt securities at March 31, 2000 and September 30, 1999, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.    Contingencies and Loan Commitments
      ----------------------------------

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2000 related to these items is summarized below:


Loan Commitments:                                         Contract Amount
----------------                                          ---------------
       Unadvanced portions of loans                         $ 7,880,000
       Total loan commitments                               $ 7,880,000
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

      Commitments outstanding at March 31, 2000 consist of fixed and adjustable rate loans of approximately $7,880,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

      Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $19,656,000 at March 31, 2000. Of these lines, the outstanding loan balances totaled approximately $11,776,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $750,000, which had an outstanding balance at March 31, 2000 of approximately $ 0. At March 31, 2000, the Bank had loan commitments to sell $3,971,000 in fixed rate residential loans which had not been closed to Freddie Mac for the months of April-June, 2000.

5.    Acquisition of South Carolina Community Bancshares, Inc.
      -------------------------------------------------------

      On November 12, 1999, the Corporation completed the acquisition of South Carolina Community Bancshares, Inc. and its wholly owned subsidiary, Community Federal Savings Bank. The Corporation issued a total of 526,290 shares and paid a total of $3,582,081 to the shareholders of South Carolina Community Bancshares, Inc. The transaction was accounted for under the purchase method of accounting. The two offices of Community Federal Savings Bank became offices of Provident Community Bank. At September 30, 1999, South Carolina Community Bancshares, Inc. had total assets of $46.6 million, loans of $40.2 million and deposits of $35.9 million. Approximately $1.7 million in goodwill was created with the transaction and will be amortized straight-line over 15 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Financial Condition
      -------------------

      At March 31, 2000, total assets of the Corporation increased $55,695,000 or 27.13% to $260,989,000 from $205,294,000 at September 30, 1999 primarily as a result of the acquisition of South Carolina Community Bancshares, which was completed on November 12, 1999. Investments and mortgage-backed securities increased approximately $9,028,000 or 27.42% during the six months ended March 31, 2000. Loans increased $42,826,000 or 28.67% to $192,227,000 for the six months ended March 31, 2000. The increase in loans included approximately $41.1 million from the acquisition of South Carolina Community Bancshares of which 91.4% were residential mortgage loans. At March 31, 2000, mortgage servicing rights decreased $666,000 or 17.33% to $3,176,000 from $3,842,000 at September
      30, 1999. The reduction in mortgage servicing rights was due to a sale of servicing of approximately $30 million that was completed in October, 1999. In conjunction with this reduction, loans serviced for others decreased from $257,906,000 at September 30, 1999 to $233,771,000 at March 31, 2000. Deposits increased $55,070,000 or 38.61% to $197,694,000 for the six months ended March 31, 2000. Approximately $35,900,000 or 84.3% of the deposit increase was a result of the South Carolina Community Bancshares acquisition. The remaining growth was a result of various deposit promotion programs with continued emphasis on core deposits.
      Liquidity
      ---------

      Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

      The OTS imposes a minimum level of liquidity on the Bank which is currently 4% of with drawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 14.00% as of March 31, 2000. As in the past, management expects that the Bank can meet its obligations to fund outstanding loan commitments while maintaining liquidity in excess of regulatory requirements.

      Capital Resources
      -----------------

      The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

      As of March 31, 2000, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                      REQUIREMENT       ACTUAL            EXESS
-----------------------------------------------------------------------------------------------
      Tangible capital                                  $3,888         $18,496          $14,608
      Tangible capital to adjusted total assets          1.50%           7.14%            5.64%

      Core capital                                     $10,369         $18,496           $8,127
      Core capital to adjusted total assets              4.00%           7.14%            3.14%

      Risk based capital                               $12,782         $19,767           $6,985
      Risk based capital to risk weighted assets         8.00%          12.37%            4.37%

      The reported capital requirements are based on information reported in the OTS March 31, 2000 quarterly thrift financial report.


      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
      ----------------------------------------------------------------------

      General
      -------

      Net income decreased $10,000 or 1.29% to $763,000 for the six months ended March 31, 2000 as compared to the same period in 1999. Non interest income increased $91,000 or 13.11% and net interest income after provision for loan losses increased $474,000 or 16.24%. All current year comparative references reflect the acquisition of South Carolina Community Bancshares from the acquisition date, November 12, 1999.

      Interest Income
      ---------------

      Interest income increased $1,750,000 or 25.74% for the six months ended March 31, 2000 as compared to the same period in 1999. Interest income on loans increased 29.68% or $1,653,000 to $7,222,000 for the six months ended March 31, 2000 from $5,569,000 for the six months ended March 31,1999 due primarily to growth of the portfolio and the acquisition of South Carolina Community Bancshares. Interest and dividends on investment and mortgage-backed securities increased $97,000 or 7.88% for the six months ended March 31, 1999 to $1,328,000 from $1,231,000 during the same period in 1999. The increase was due primarily to an increase in the level of purchases in investment and mortgage-backed securities made during the first two quarters of the fiscal year along with the investments acquired from South Carolina Community Bancshares.

      Interest Expense
      ----------------

      Interest expense increased $1,271,000 or 33.13% for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999 due primarily to the growth in deposits primarily due to the deposits that were acquired from South Carolina Community Bancshares. Interest expense on deposit accounts increased $947,000 or 33.02% to $3,815,000 for the six months ended March 31, 2000 from $2,868,000 during the same period in 1999. Interest expense on borrowings increased $324,000 or 33.47% for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999. The increase was due primarily to rising rates during the period.

      Provision for Loan Loss
      -----------------------

      During the six months ended March 31, 2000, provisions for loan losses were $50,000 as compared to $45,000 for the same period in the previous year. The increase in loan loss provisions are due to the growth in the loan portfolio as a result of the acquisition of South Carolina Community Bancshares. Management believes the Bank's loan loss allowances are adequate to absorb estimated future loan losses. The Bank's loan loss allowances at March 31, 2000 were approximately .66% of the Bank's outstanding loan portfolio, net of loans held for sale compared to .74% for the same period in the previous year.

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                          MARCH 31, 2000     SEPTEMBER 30, 1999
                                          --------------     ------------------

      Non-accruing loans which are
      contractually past due 90 days
       or more:

      Real Estate:
       Residential                            $1,267             $  42
       Commercial                                 --                --
       Construction                               --                --
      Non-mortgage                               276               141
                                                 ---               ---
      Total                                   $1,544             $ 183
                                              ======              =====

      Percentage of loans receivable, net       0.80%             0.12%
                                                ====              ====

      Allowance for loan losses               $1,271              $836
                                              ======              ====

      Real estate acquired through
       foreclosure and repossessed
       assets, net of allowances                $441              $241
                                                ====              ====

      All non-accruing loans and allowance for loan losses for the period ending March 31, 2000 reflect loans and balances assumed with the acquisition of South Carolina Community

      Bancshares.

      Non Interest Income and Expense
      -------------------------------

      Total non interest income increased $91,000 or 13.11% to $785,000 for the six months ended March 31, 2000 from $694,000 for the same period in the previous year. The increase in non-interest income from the previous year was due to increased fees from financial services which increased from $388,000 at March 31, 1999 to $616,000 at March 31, 2000. Loan servicing fee income for the six months ended March 31, 2000 was $38,000 compared to loan service fee income of ($75,000) for the six months ended March 31, 1999. The increase in the loan servicing income is due to lower premium amortization expense as a result of lower loan prepayments. Gain on sale of loans decreased $243,000 or 64.97% to $131,000 for the six months ended March 31, 2000 from $374,000 for the same period in the previous year. The reduction was due to lower volumes of loans sold.

      For the six months ended March 31, 2000, total non interest expense increased $597,000 or 24.86% to $2,998,000 from $2,401,000 for the same period in 1999. All expenses were affected by the acquisition of South Carolina Community Bancshares. Compensation and employee benefits increased $304,000 or 25.72% to $1,486,000 for the six month period ended March 31, 2000 from $1,182,000 for the same period in 1999. Occupancy and equipment expense increased $163,000 or 30.47% to $698,000 for the six months ended March 31, 2000 from $535,000 for the same period in 1999. Professional services expenses increased $42,000 or 30.66% to $179,000 for the six month period ended March 31, 2000 from $137,000 for the same period in 1999. The increase in compensation and employee benefits was due primarily to the additional staff assumed in the merger. The increase in occupancy and equipment expenses was due to higher data processing costs along with higher depreciation expense. Goodwill amortization increased from $115,000 at March 31, 1999 to $185,000 at March 31, 2000. The
      increase was due to the additional amortization expense required for the merger. Other operating expense for the six months ended March 31, 2000 increased $18,000 to $406,000 from $388,000 for the same period in 1999. The increase in other operating expenses was due to increases in forms and printing costs.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            The Annual Meeting of the Stockholders of the Corporation was held on January 19, 2000. The results of the vote on the matters presented at the meeting is as follows:

            1. The following individuals were elected as directors, each for a three-year term:

                                        Vote For            Vote Withheld
                                        --------            -------------

                  Louis M. Jordan      1,162,016               91,093
                  Dwight V. Neese      1,180,210               72,899
                  Philip C. Wilkins    1,187,763               65,346


            2. The appointment of Elliott, Davis & Company, LLP, as auditors for the Corporation for the fiscal year ending September 30, 2000 was ratified by the shareholders by the following vote:

                  For 1,171,079     Against 60,611     Abstain 21,419
                      ---------             ------             ------

ITEM 5.     Other Information
            -----------------

                  None

ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------

                  None

                  Exhibits
                  --------

                  27    Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       UNION FINANCIAL BANCSHARES, INC.
                       --------------------------------
                                 (REGISTRANT)



Date:  5-4-00                    By: /s/ Dwight V. Neese
                                     ------------------------------------
                                     Dwight V. Neese, CEO


Date:  5/4/00                    By: /s/ Richard H. Flake
                                     ------------------------------------
                                     Richard H. Flake, CFO