Form 10QSB
period 2000-06-30
UNION FINANCIAL BANCSHARES INC
filed 2000-08-07
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------   ACT OF 1934
         For the quarterly period ended June 30, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ----------------     ------------------


                         COMMISSION FILE NUMBER 1-5735


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------

Delaware                                                          57-1001177
--------------------------------------------------------------------------------
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                             29379
-------------------------------------------                         ------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code (864)429-1864

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X    No
              ----      ------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,906,533 shares, $0.01 par value, common stock as of July 13, 2000.

                        UNION FINANCIAL BANCSHARES, INC.


                                      INDEX

PART I.           FINANCIAL INFORMATION                                    PAGE
                  ---------------------                                    ----

            Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of June 30, 2000
             and September 30, 1999                                           3

            Consolidated Statements of Income for the three and nine months
             ended June 30, 2000 and 1999                                     4

            Consolidated Statements of Cash Flows for the nine
             months ended June 30, 2000 and 1999                              5

            Consolidated Statements of Shareholders' Equity for the
            nine months ended June 30, 2000 and 1999                          6

            Notes to Consolidated Financial Statements                      7-9

            Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                10-13


PART II.    OTHER INFORMATION                                                14
            -----------------


            Signatures                                                       15


UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATING BALANCE SHEETS
June 30, 2000 (unaudited) and September 30, 1999

                                                                                         June 30,             September 30,
ASSETS                                                                                     2000                   1999
                                                                                    -------------------    --------------------
                                                                                                (DOLLARS IN THOUSANDS)

Cash                                                                               $             2,773    $              3,149
Short term interest-bearing deposits                                                             5,080                   2,421
                                                                                    -------------------    --------------------
Total cash and cash equivalents                                                                  7,853                   5,570
                                                                                    -------------------    --------------------
Investment and mortgage-backed securities:
  Held to maturity                                                                              38,241                   5,586
  Available for sale                                                                            28,924                  27,335
                                                                                    -------------------    --------------------
Total investment and mortgage-backed securities                                                 67,165                  32,921
Loans , net
  Held for sale                                                                                  1,172                     216
  Held for investment                                                                          167,639                 149,185
                                                                                    -------------------    --------------------
Total loans receivable, net                                                                    168,811                 149,401
Office properties and equipment, net                                                             6,108                   4,524
Federal Home Loan Bank Stock, at cost                                                            2,138                   2,050
Accrued interest receivable                                                                      1,728                   1,574
Mortgage servicing rights                                                                        3,552                   3,842
Goodwill intangible                                                                              4,202                   1,818
Other assets                                                                                     2,907                   3,594
                                                                                    -------------------    --------------------
TOTAL ASSETS                                                                       $           264,464    $            205,294
                                                                                    ===================    ====================
LIABILITIES

Deposit accounts                                                                   $           193,373    $            142,624
Advances from the Federal Home Loan Bank and other borrowings                                   47,864                  46,503
Accrued interest on deposits                                                                       286                     226
Advances from borrowers for taxes and insurance                                                    435                     548
Other liabilities                                                                                1,887                     655
                                                                                    -------------------    --------------------
TOTAL LIABILITIES                                                                              243,845                 190,556
                                                                                    -------------------    --------------------
SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                                             0                       0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
   issued and outstanding - 1,906,533 shares at 6/30/00 and 1,357,214 at 9/30/99                    20                      14
Additional paid-in capital                                                                      11,298                   5,484
Accumulated other comprehensive income                                                          (2,434)                 (1,779)
Retained earnings, substantially restricted                                                     11,735                  11,019
                                                                                    -------------------    --------------------
TOTAL SHAREHOLDERS' EQUITY                                                                      20,619                  14,738
                                                                                    -------------------    --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $           264,464    $            205,294
                                                                                    ===================    ====================
See notes to consolidated financial statements.


UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended June 30, 2000 (unaudited) and 1999 (unaudited)

                                                            Three Months Ended                           Nine Months Ended
                                                   June 30,               June 30,                June 30,               June 30,
                                                     2000                   1999                    2000                   1999
                                              -------------------    --------------------    -------------------    ----------------
                                                         (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
Interest Income:
  Loans                                       $            3,699     $             2,742     $           10,944     $         8,311
  Deposits and federal funds sold                             19                      17                     58                  67
  Mortgage-backed securities                                 431                     385                    968               1,132
  Interest and dividends on
   investment securities                                     379                     279                  1,131                 713
                                              -------------------    --------------------    -------------------    ----------------
Total Interest Income                                      4,528                   3,423                 13,101              10,223
                                              -------------------    --------------------    -------------------    ----------------
Interest Expense:
  Deposit accounts                                         2,241                   1,419                  6,056               4,288
  Advances from the FHLB and other borrowings                662                     409                  1,954               1,376
                                              -------------------    --------------------    -------------------    ----------------
Total Interest Expense                                     2,903                   1,828                  8,010               5,664
                                              -------------------    --------------------    -------------------    ----------------

Net Interest Income                                        1,625                   1,595                  5,091               4,559
  Provision for loan losses                                  150                      25                    200                  70
                                              -------------------    --------------------    -------------------    ----------------
Net Interest Income After
   Provision for Loan Losses                               1,475                   1,570                  4,891               4,489
                                              -------------------    --------------------    -------------------    ----------------
Non Interest Income:
  Fees for financial services                                322                     287                    938                 635
  Loan servicing fees (costs)                                167                     (60)                   204                (135)
  Net gains (losses) on sale of investments                    0                       0                      0                   7
  Net gains (losses) on sale of loans                        160                     119                    292                 493
                                              -------------------    --------------------    -------------------    ----------------
Total Non Interest Income                                    649                     346                  1,434               1,000
                                              -------------------    --------------------    -------------------    ----------------

Non Interest Expense:
  Compensation and employee benefits                         709                     592                  2,195               1,774
  Occupancy and equipment                                    362                     292                  1,061                 828
  Deposit insurance premiums                                  13                      17                     42                  59
  Professional services                                       60                      68                    238                 206
  Real estate operations                                      13                       1                     28                   3
  Goodwill amortization                                      111                      81                    320                 196
  Other                                                      181                     172                    586                 519
                                              -------------------    --------------------    -------------------    ----------------
Total Non Interest Expense                                 1,449                   1,223                  4,470               3,585
                                              -------------------    --------------------    -------------------    ----------------

Income Before Income Taxes                                   675                     693                  1,855               1,904
Income tax expense                                           215                     251                    632                 689
                                              -------------------    --------------------    -------------------    ----------------
Net Income                                    $              460     $               442     $            1,223     $         1,215
                                              ===================    ====================    ===================    ================

Basic Net Income Per Common Share             $             0.24     $              0.33     $             0.67     $          0.90
                                              ===================    ====================    ===================    ================

Diluted Net Income Per Common Shar            $             0.24     $              0.31     $             0.66     $          0.86
                                              ===================    ====================    ===================    ================
Weighted Average Number of
  Common Shares Outstanding

Basic                                                  1,904,947               1,351,762              1,837,644           1,347,920

Diluted                                                1,904,947               1,423,053              1,848,053           1,419,216

See notes to consolidated financial statements.

                                                                       4


UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2000 (unaudited) and 1999 (unaudited)
                                                                                              Nine Months Ended
                                                                                       June 30,                June 30,
                                                                                         2000                    1999
                                                                                  --------------------    -------------------
                                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                                                                     $1,222                 $1,215
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                                       200                     70
  Amortization of intangibles                                                                     242                    195
  Depreciation expense                                                                            332                    249
  Recognition of deferred income, net of costs                                                   (199)                   (81)
  Deferral of fee income, net of costs                                                            443                    231
  Loans originated for sale                                                                    38,583                (90,166)
  Sale of loans                                                                               (38,583)                90,166
  Gain on sale of loans                                                                           292                    493
  Changes in operating assets and liabilities:
   (Increase) decrease in accrued interest receivable                                            (154)                  (421)
   (Increase) decrease  in other assets                                                           687                 (1,160)
   Increase (decrease) in other liabilities                                                     1,119                   (506)
   Increase (decrease) in accrued interest payable                                                 60                    (91)
                                                                                  --------------------    -------------------
Net cash provided by (used by) operating activities                                             4,244                    194
                                                                                  --------------------    -------------------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Held to maturity                                                                           (30,365)                     0
   Available for sale                                                                          (4,094)               (21,539)
Investments acquired in merger                                                                 (2,602)                     0
Proceeds from sale of investment and mortgage-
    backed securities                                                                               0                  2,090
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                                             100                  4,657
Principal repayments on mortgage-backed securities:
   Held to maturity                                                                               577                    165
   Available for sale                                                                           1,486                  4,456
Loans acquired in merger                                                                      (41,144)                     0
Net (increase) decrease in loans                                                               20,998                 (2,917)
Net (increase) decrease in  mortgage servicing rights                                             290                   (387)
Purchase of FHLB stock                                                                            (88)                    (6)
Redemption of FHLB stock                                                                            0                      0
Purchase of office properties and equipment                                                    (1,916)                  (577)
                                                                                  --------------------    -------------------
Net cash provided by (used by) investing activities                                          ($56,758)              ($14,058)
                                                                                  --------------------    -------------------
FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                                      158                     68
Dividends paid in cash ($0..10 per share -2000
and $0.093 per share - 1999)                                                                     (506)                  (300)
Proceeds from the exercise of stock options                                                        13                      2
Increase in goodwill intangible                                                                (2,626)                  (854)
Proceeds from term borrowings                                                                   1,361                  1,384
Capital acquired in merger                                                                      5,648                      0
Deposits acquired in acquisition                                                               35,688                 12,622
Increase (Decrease) in deposit accounts                                                        15,061                  2,037
                                                                                  --------------------    -------------------
Net cash (used by) provided by financing activities                                            54,797                 14,959
                                                                                  --------------------    -------------------
NET  DECREASE \ INCREASE IN CASH
   AND CASH EQUIVALENTS                                                                         2,283                  1,095

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                       5,570                  3,593
                                                                                  --------------------    -------------------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                            $7,853                 $4,688
                                                                                  ====================    ===================
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                                                     $0                   $953
  Interest                                                                                      8,010                  5,755

Non-cash transactions:
  Loans foreclosed                                                                               $125                   $220

See notes to consolidated financial statements.


                                                      UNION FINANCIAL BANCSHARES, INC.
                                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)


                                                                                          Retained      Accumulated
                                                                          Additional      Earnings         Other          Total
                                                       Common Stock        Paid-In      Substantially   Comprehensive  Shareholders'
                                                     Shares     Amount     Capital       Restricted        Income         Equity
                                                     ------     ------     -------       ----------        ------         ------
                                                                         (In Thousands, Except Share Data)
BALANCE AT SEPTEMBER 30, 1998                      1,278,250        $13      $4,471         $10,668          $148         $15,300

Net income                                                                                    1,215                         1,215

Other comprehensive income
Unrealized losses on securities:
   Unrealized holding losses arising during
     period                                                                                                (1,355)         (1,355)
                                                                                                           -------         -------
Comprehensive loss                                                                                                           (140)

Options exercised                                      2,000                      2                                             2
Dividend reinvestment plan contributions               8,652          0          68                                            68
Five percent stock dividend                           64,090
Cash dividend ($.279 per share)                                                                (300)                         (300)

                                                   ---------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                           1,352,992         13       4,541          11,583        (1,207)         14,930
                                                   =================================================================================
BALANCE AT SEPTEMBER 30, 1999                      1,357,214         14       5,484          11,019        (1,779)         14,738

Net income                                                                                    1,222                         1,222

Other comprehensive income
Unrealized losses on securities:
  Unrealized holding losses arising during
    period                                                                                                   (655)           (655)
                                                                                                             -----           -----
Comprehensive income                                                                                                          567
Options exercised                                      2,200                     13                                            13
Dividend reinvestment plan contributions              20,936          1         158                                           159
Acquisition of SC Community Bancshares               526,183          5       5,643                                         5,648
Cash dividend ($.30 per share)                                                                 (506)                         (506)

                                                   ---------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                           1,906,533        $20     $11,298         $11,735       ($2,434)        $20,619
                                                   =================================================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Presentation of Consolidated Financial Statements
      -------------------------------------------------

      The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiary, Provident Community Bank (the "Bank"). The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 1999 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

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

      Income per share amounts for the three and nine months ended June 30, 2000 and 1999 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.    Assets Pledged
      --------------

      Approximately $13,985,000 and $12,963,000 of debt securities at June 30, 2000 and September 30, 1999, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.    Contingencies and Loan Commitments
      ----------------------------------

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2000 related to these items is summarized below:

      Loan Commitments:                                      Contract Amount
      ----------------                                       ---------------
            Unadvanced portions of loans                        $ 11,101,000
            Total loan commitments                              $ 11,101,000
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

      Commitments outstanding at June 30, 2000 consist of fixed and adjustable rate loans of approximately $11,101,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

      Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $23,312,000 at June 30, 2000. Of these lines, the outstanding loan balances totaled approximately $12,211,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $750,000, which had an outstanding balance at June 30, 2000 of approximately $ 0. At June 30, 2000, the Bank had loan commitments to sell $4,711,000 in fixed rate residential loans which had not been closed to Freddie Mac for the months of July-September, 2000.

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

6.    Proposed sale of loan servicing rights
      --------------------------------------

      The Corporation has signed a letter of intent with Chevy Chase Bank, FSB of Laurel, Maryland, to sell the rights to service approximately $222 million of mortgage loans serviced by Provident Community Bank. Completion of the sale is projected for the fourth quarter of the current fiscal year. The Corporation is currently evaluating the future direction of the Mortgage Division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Financial Condition
      -------------------

      Total assets of the Corporation increased $59,170,000 or 28.82% to $264,464,000 at June 30, 2000 from $205,294,000 at September 30, 1999 primarily as a result of the acquisition of South Carolina Community Bancshares, which as completed on November 12, 1999. Investments and mortgage-backed securities increased approximately $34,244,000 or 104.02% during the nine months ended June 30, 2000. Loans increased $19,410,000 or 12.99% to $168,811,000 for the nine months ended June 30, 2000. The increase in loans included approximately $41.1 million from the acquisition of South Carolina Community Bancshares of which 91.40% were residential mortgage loans. The Corporation also securitized approximately $32.3 million of loans during the fiscal year. At June 30, 2000, mortgage servicing rights decreased $290,000 or 7.55% to $3,552,000 from $3,842,000 at September 30, 1999.The reduction in mortgage servicing rights was due to a sale of servicing of approximately $30 million that was completed in October, 1999. Deposits increased $50,749,000 or 35.58% to $193,373,000 for the nine months ended June 30, 2000. Approximately $35,900,000 or 84.3% of the deposit increase was a result of the South Carolina Community Bancshares acquisition. The remaining growth was a result of various deposit promotion programs with continued emphasis on core deposits.

      Liquidity
      ---------

      Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings and interest payments.

      The OTS imposes a minimum level of liquidity on the Bank which is currently 4% of with- drawable deposits plus short-term borrowings. The liquidity levelmeasuredBank as for regulatory purposes was 24.75% as of June 30, 2000. As in the past, management expects that the Bank can meet its obligations to fund outstanding loan commitments while maintaining liquidity in excess of regulatory requirements.

      Capital Resources
      -----------------

      The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

      As of June 30, 2000, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):


                                                 REQUIREMENT   ACTUAL    EXCESS
--------------------------------------------------------------------------------

      Tangible capital                               $3,955    $18,575   $14,620
      Tangible capital to adjusted total assets       1.50%      7.04%     5.54%

      Core capital                                  $10,547    $18,575    $8,028
      Core capital to adjusted total assets           4.00%       7.0%     3.04%

      Risk based capital                            $11,759    $19,974    $8,215
      Risk based capital to risk weighted assets      8.00%     13.59%     5.59%

      The reported capital requirements are based on information reported in the OTS June 30, 2000 quarterly thrift financial report.

      RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
      ----------------------------------------------------------------------

      General
      -------

      Net income increased $8,000 or .66% to $1,223,000 for the nine months ended June 30, 2000 as compared to the same period in 1999. Non interest income increased $434,000 or 43.40% and net interest income after provision for loan losses increased $402,000 or 8.96%. This was offset by an $885,000 or 24.79% increase in non-interest expense. All current year comparative references reflect the acquisition of South Carolina Community Bancshares from the acquisition date, November 12, 1999.

      Interest Income
      ---------------

      Interest income increased $2,878,000 or 28.15% for the nine months ended June 30, 2000 as compared to the same period in 1999. Interest income on loans increased 31.68% or $2,633,000 to $10,944,000 for the nine months ended June 30, 2000 from $8,311,000 for the nine months ended June 30,1999 due primarily to growth of the portfolio and the acquisition of South Carolina Community Bancshares. Interest and dividends on investment and mortgage-backed securities increased $254,000 or 13.70% for the nine months ended June 30, 1999 to $2,099,000 from $1,845,000 during the same period in 1999. The increase was due primarily to an increase in the level of purchases in investment and mortgage-backed securities made during the first three quarters of the fiscal year along with the investments acquired from South Carolina Community Bancshares.

      Interest Expense
      ----------------

      Interest expense increased $2,346,000 or 41.42% for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999 due primarily to the growth in deposits that were acquired from South Carolina Community Bancshares. Interest expense on deposit accounts increased $1,768,000 or 41.23% to $6,056,000 for the nine months ended June 30, 2000 from $4,288,000 during the same period in 1999. Interest expense on borrowings increased $578,000 or 42.01% for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999 due primarily to rising rates during the period.

      Provision for Loan Loss
      -----------------------

      During the nine months ended June 30, 2000, provisions for loan losses were $200,000 as compared to $70,000 for the same period in the previous year. The increase in loan loss provisions are due to the growth in the loan portfolio as a result of the acquisition of South Carolina Community Bancshares. In addition, the loan loss provisions were increased as a result of higher bankruptcy filings during the current fiscal year that have increased the level of non-performing assets. Management believes the Bank's loan loss allowance is adequate to absorb estimated future loan losses. The Bank's loan loss allowances at June 30, 2000 were approximately .83% of the Bank's outstanding loan portfolio, net of loans held for sale compared to .60% for the same period in the previous year.

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                          JUNE 30, 2000     SEPTEMBER 30, 1999
                                          -------------     ------------------

      Non-accruing loans which are
      contractually past due 90 days
       or more:

      Real Estate:
       Residential                            $1,245               $  42
      Commercial                                 240                  --
       Construction                               --                  --
      Non-mortgage                               221                 141
                                                 ---               -----
      Total                                   $1,706               $ 183
                                              ======               =====

      Percentage of loans receivable, net       1.01%               0.12%
                                                ====                =====

      Allowance for loan losses               $1,400               $ 836
                                              ======               =====

      Real estate acquired through
       foreclosure and repossessed
       assets, net of allowances                $366               $ 241
                                                ====               =====

      All non-accruing loans and allowance for loan losses for the period ending June 30, 2000 reflect loans and balances assumed with the acquisition of South Carolina Community Bancshares.

      Non Interest  Income and Expense
      --------------------------------

      Total non interest income increased $434,000 or 43.40% to $1,434,000 for the nine months ended June 30, 2000 from $1,000,000 for the same period in the previous year. The increase in non-interest income was due to increased fees from financial services which increased from $635,000 at June 30, 1999 to $938,000 at June 30, 2000. In addition, loan servicing fee income for the nine months ended June 30, 2000 was $204,000 compared to loan service fee income of ($135,000) for the nine months ended June 30, 1999. The increase in the loan servicing income was due to lower premium amortization expense as a result of lower loan prepayments. Gain on sale of loans decreased $201,000 or 40.77% to $292,000 for the nine months ended June 30, 2000 from $493,000 for the same period in the previous year. The reduction was due to lower volumes of loans sold.

      For the nine months ended June 30, 2000, total non interest expense increased $885,000 or 24.69% to $4,470,000 from $3,585,000 for the same period in 1999. All expenses were affected by the acquisition of South Carolina Community Bancshares. Compensation and employee benefits increased $421,000 or 23.73% to $2,195,000 for the nine month period ended June 30, 2000 from $1,774,000 for the same period in 1999 due primarily to the additional staff assumed in the merger. Occupancy and equipment expense increased $233,000 or 28.14% to $1,061,000 for the nine months ended June 30, 2000 from $828,000 for the same period in 1999 due to higher data processing costs along with higher depreciation expense. Professional services expenses increased $32,000 or 15.53% to $238,000 for the nine month period ended June 30, 2000 from $206,000 for the same period in 1999. Goodwill amortization increased from $196,000 at June 30, 1999 to $320,000 at June 30, 2000. The increase was due to the additional amortization expense required for the merger. Other operating expense for the nine months ended June 30, 2000 increased $67,000 to $586,000 from $519,000 for the same period in 1999 due to increases in forms and printing costs.

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

                  None

ITEM 5.     Other Information
            -----------------

                  None

ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------

                  Exhibits
                  --------

                  27    Financial Data Schedule

                  Reports on Form 8-K
                  -------------------

                  None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
                                  (REGISTRANT)



Date: August 4, 2000                 By:  /s/ Dwight V. Neese
      ------------------------------     --------------------------------------
                                           Dwight V. Neese, CEO


Date: August 4, 2000                 By:  /s/ Richard H. Flake
      ------------------------------     --------------------------------------
                                           Richard H. Flake, CFO