Form 10KSB40
period 2000-09-30
UNION FINANCIAL BANCSHARES INC
filed 2000-12-27
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-5735
                                                ------

                         Union Financial Bancshares, Inc.
                  -----------------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                                             57-1001177
-------------------------------------------------                               -------------------
(State or other jurisdiction of incorporation                                      (I.R.S. Employer
or organization)                                                                Identification No.)

203 West Main Street, Union, South Carolina                                              29379
-------------------------------------------------                                    --------------
(Address of principal executive offices)                                               (Zip Code)

Issuer's telephone number, including area code:                                      (864) 427-9000
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
    -------    ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.      X
                                                -------

     The issuer's gross revenues for the fiscal year ended September 30, 2000 were approximately $21,135,000.

     As of December 5, 2000, there were 1,914,577 shares of the registrant's common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked price on December 5, 2000, was approximately $16,034,582 (1,914,577 shares at $8.375 per share). Solely for the purposes of this calculation it is assumed for purposes of this calculation that directors and officers are not affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended September 30, 2000 (Part II).
2. Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders (Part III).

                                    Part I

                                                                            Page

Item 1.    Description of Business........................................  1-22
Item 2.    Description of Properties......................................    23
Item 3.    Legal Proceedings..............................................    24
Item 4.    Submission of Matters to a Vote of Securities Holders..........    24

                                    Part II

Item 5.    Market for Common Equity and Related Stockholder Matters.......    24
Item 6.    Management's Discussion and Analysis or Plan of Operation......    24
Item 7.    Financial Statements...........................................    24
Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure............................    24

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act..... 24-25
Item 10.   Executive Compensation.........................................    25
Item 11.   Security Ownership of Certain Beneficial Owners and Management.    25
Item 12.   Certain Relationships and Related Transactions.................    25
Item 13.   Exhibits and Reports on Form 8-K...............................    26

                                     PART I

Item 1. Business
----------------

General

     Union Financial Bancshares, Inc. ("Union Financial") is the savings and loan holding company for Provident Community Bank (the "Bank"). Union Financial has no material assets or liabilities other than its investment in the Bank. Union Financial's business activity consists primarily of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. Union Financial and the Bank are collectively referred to as "the Corporation" herein.

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

     On November 12, 1999 Union Financial completed its acquisition of South Carolina Community Bancshares, Inc.("SCCB") and its wholly owned subsidiary, Community Federal Savings Bank. Union Financial issued a total of 526,183 shares and paid a total of $3,582,081 to the shareholders of South Carolina Community Bancshares, Inc. The transaction was accounted for under the purchase method of accounting. The two offices of Community Federal Savings Bank became offices of Provident Community Bank, the wholly owned subsidiary of Union Financial Bancshares. At September 30, 1999, South Carolina Community Bancshares, Inc. had total assets of $46.6 million, loans of $40.2 million and deposits of $35.9 million.

     The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on residential properties located in Laurens, Union and Fairfield counties in South Carolina. The Bank also makes commercial real estate, construction and consumer loans and invests in obligations of the federal government and its agencies and of state and local municipalities. The Bank purchases both fixed and adjustable rate mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. The Bank has purchased fixed and variable rate mortgages originated by other organizations. See "Lending Activities." The principal sources of funds for the Bank's lending activities include deposits received from the general public, interest and principal repayments on loans and, to a lesser extent, borrowings from the FHLB-Atlanta. The Bank's primary source of income is interest earned on loans and investments. The Bank's principal expense is interest paid on deposit accounts and borrowings and expenses incurred in operating the Bank.

     This discussion and analysis contains certain "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, estimates and expectation of future performance with respect to the financial condition and results of operations of the Corporation and other factors. These forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from these forward-looking statements. These factors include, but are not limited to, changes in general economic and market conditions and the legal and regulatory environment in which Union Financial and the Bank operate and the development of an interest rate environment that adversely affects the Corporation's interest rate spread or other income anticipated from the Corporation's operations.

Competition

     The Corporation faces competition in both the attraction of deposit accounts and in the origination of mortgage and consumer loans. Its most direct competition for savings deposits has historically derived from other thrift institutions and commercial banks located in and around Union , Laurens and Fairfield County, South Carolina. The Corporation faces additional significant competition for investor funds from money market instruments and mutual funds. It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

     The Corporation competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. The Corporation's competition for real estate loans comes principally from other thrift institutions, commercial banks and mortgage banking companies.

     The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depositing institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also will change the competitive environment in which the Bank conducts business. As of September 30, 2000, a local commercial bank and an office of a regional commercial bank were located in Union County, South Carolina. The Corporation is the largest financial institution based in Union County, South Carolina.

     During the fiscal year 1997, the Corporation expanded to Laurens County with the purchase of a First Union banking center. Also, during the fiscal year 1999, the Corporation expanded to Fairfield County with the acquisition of South Carolina Community Bancshares. The makeup of the areas and the competition is similar to that of Union County.

Average Balances, Interest and Average Yields/Cost

     The following table sets forth certain information for the periods indicated regarding: (1) average balances of assets and liabilities; (2) the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities; and (3) average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are
derived from month-end balances.   Management does not believe that the use of
month-end balances instead of daily balances results in any material difference in the information presented.

                                                              Year Ended September 30,
                              ------------------------------------------------------------------------------------------------------
                                          2000                              1999                            1998
                              ------------------------------------------  -------------------  -------------------------------------
                                                      Average                         Average                        Average
                                Average                Yield    Average                Yield    Average               Yield
                                Balance    Interest     Cost    Balance    Interest    Cost     Balance    Interest    Cost
                              ----------   --------   ------    --------  ---------   ------   --------    --------  -------
                                                      (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net (1)...   $183,692   $15,272      8.31%   $142,020   $11,420      8.03%   $146,515   $11,865     8.10%
   Mortgage-backed securities..     29,157     1,703      5.84      23,663     1,480      6.31       8,610       599     6.96
Investment securities:
   Taxable.....................     19,962     1,411      7.07      14,197     1,027      7.23      12,432       814     6.55
   Nontaxable..................      1,824        84      4.60         769        36      4.68         449        17     3.88
                                  --------   -------      ----    --------   -------      ----    --------   -------
Total investment securities....     21,786     1,495      6.86      14,966     1,063      7.10      12,881       831     6.45
   Overnight deposits..........      3,411        85      2.49       3,079        83      2.70       3,103       110     3.54
                                  --------   -------      ----    --------   -------      ----    --------   -------
         Total
          interest-earning
          assets...............    238,046    18,555      7.79     183,728    14,046      7.65     171,109    13,405     7.83
Non-interest-earning assets....     19,794                          14,478                           6,055
                                  --------                        --------                        --------
         Total assets..........   $257,840                        $198,206                        $177,164
                                  ========                        ========                        ========

Interest-bearing liabilities:
   Savings accounts............   $ 16,407       319      1.94    $ 12,681       207      1.63    $ 11,527       253     2.20
   Negotiable order of
    withdrawal accounts........     28,519       474      1.66      30,392       410      1.34      24,056       411     1.71
   Certificate accounts........    139,621     7,574      5.42      96,733     5,089      5.26      88,492     4,880     5.51
   FHLB advances and other
    borrowings.................     49,517     2,808      5.67      39,452     1,992      5.04      35,197     2,005     5.70
                                  --------   -------      ----    --------   -------      ----    --------   -------
         Total
          interest-bearing
          liabilities..........    234,064    11,175      4.77     179,258     7,698      4.29     159,272     7,549     4.74
   Non-interest-bearing
    liabilities................      3,657                           3,652                           3,494
                                  --------                        --------                        --------
         Total liabilities.....    237,721                         182,910                         162,766
   Shareholders' equity........     20,119                          15,296                          14,398
                                  --------                        --------                        --------
         Total liabilities and
          shareholders' equity.   $257,840                        $198,206                        $177,164
                                  ========                        ========                        ========

Net interest income............              $ 7,380                         $ 6,348                         $ 5,856
                                             =======                         =======                         =======
Interest rate spread (2).......                           3.02%                           3.36%                          3.09%
Net interest margin (3)........                 3.10%                           3.46%                           3.42%
Ratio of average
 interest-earing assets to
   average interest-bearing
    liabilities................       1.02x                           1.02x                           1.07x

--------------------------------------------------------------------------------
(1) Average loans receivable includes nonaccruing loans. Interest income does not include interest on loans 90 days or more past due.
(2) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Lending Activities

     General.   Set forth below is selected data relating to the composition of the Corporation's loan portfolio on the dates indicated (dollars in thousands):

                                                                         At September 30,
                              -----------------------------------------------------------------------------------------------------
                                     2000                 1999                 1998                 1997                1996
                              -----------------    -----------------    -----------------    -----------------   ------------------
                                Amount  Percent      Amount  Percent      Amount  Percent      Amount  Percent     Amount  Percent
                              --------  -------      ------  -------      ------  -------      ------  -------     ------  --------
First mortgage loans:

   Conventional............   $121,579   70.83%     $108,266  72.47%     $114,383  80.44%     $105,242  80.98%    $70,959   82.51%
   Construction loans......     12,335    7.35        17,039  11.40        12,838   9.03        13,508  10.39       4,627    5.38
   Participation loans
      purchased............        366     .22           377   0.25           665   0.47         1,002   0.77       1,133    1.32
                              --------  ------      --------  -----      --------  -----      --------  -----     -------  ------
      Total mortgage loans.    131,562   78.40       125,682  84.12       127,886  89.94       119,752  92.14      76,719   89.21
                              --------  ------      --------  -----      --------  -----      --------  -----     -------  -------
Second mortgage loans......      9,848    5.87         8,499   5.69         5,857   4.12         4,478   3.45       1,484    1.73
Consumer and installment
      loans................     31,055   18.51        24,136  16.16        14,218  10.00        12,990  10.00       9,871   11.48
Savings account loans......      1,971    1.17         1,435   0.96         1,551   1.09           183   0.14         414    0.48
                              --------  ------      --------  -----      --------  -----      -------- ------     -------  ------
      Total loans..........    177,154  105.95       159,752 106.93       149,512 105.15       137,403 105.73      88,488  102.90
                              --------  ------      -------- ------      -------- ------      -------- ------     -------  ------
Less:
   Undisbursed loans
      in process...........     (5,445)  (3.24)       (9,964) (6.67)       (6,625) (4.66)       (6,598) (5.08)     (1,644)  (1.91)
    Loan discount
     unamortized...........     (2,718)  (2.00)           --     --            --     --            --     --          --      --
   Allowance for loan
      losses...............     (1,360)  (0.81)         (836) (0.56)         (827) (0.59)         (928) (0.71)       (799)  (0.93)
   Deferred loan fees......        176    0.10           449   0.30           142   0.10            80   0.06         (48)  (0.06)
                              --------  ------      --------  -----      --------  -----      --------  -----    --------   ------
   Net loans receivable....   $167,807  100.00%     $149,401 100.00%     $142,202  100.00%    $129,957 100.00%    $85,997   100.00%
                              ========  ======      ======== =======     ========= =======    ======== ======    ========   ======

     The following table sets forth, at September 30, 2000, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

                                                       Due After
                                               Due      1 Year
                                              Within    Through   Due After
                                             One Year   5 Years    5 Years     Total
                                            ---------  --------   ---------   -------
First mortgage loans:
   Conventional loans......................   $   659    $ 4,011   $114,191  $118,861
   Construction loans (1)..................    12,335         --         --    12,335
   Participation loans purchased...........        --         --        366       366
Second mortgage loans......................        --         --      9,848     9,848
Consumer/commercial and installment loans..     9,786     20,350        919    31,055
Savings account loans......................     1,971         --         --     1,971
                                              -------    -------   --------  --------
      Total................................   $24,751    $24,361   $125,324  $174,436
                                              =======    =======   ========  ========

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

     The following table sets forth the dollar amount of loans due after September 30, 2001 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

                              Fixed    Adjustable    Total
                            ---------  ----------  ---------
Mortgage loans............   $ 71,996     $46,206   $118,202
                             --------     -------   --------
Consumer and other loans..     29,918       1,565     31,483
                             --------     -------   --------
      Total...............   $101,914     $47,771   $149,685
                             ========     =======   ========

     Real Estate Loans. The primary lending activity of the Corporation is the origination of conventional mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. The Corporation's residential real estate loan portfolio also includes loans on multi-family dwellings (more than five units). At September 30, 2000, approximately $131.5 million, or 78.4% of the Corporation's total loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal).

     Office of Thrift Supervision regulations limit the amount which federally chartered savings institutions may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Federal regulations permit a maximum loan-to-value ratio of 100% for one- to four-family dwellings and 80% for all other real estate loans. The Corporation's lending policies, however, limit the maximum loan-to-value ratio on one- to four-family real estate mortgage loans to 80% of the lesser of the appraised value or the purchase price. Any single-family loan made in excess of an 80% loan-to-value ratio and any commercial real estate loan in excess of a 75% loan-to-value ratio is required to have private mortgage insurance or additional collateral. In the past, the Corporation has originated some commercial real estate loans in excess of a 75% loan-to-value ratio without private mortgage insurance or additional collateral.

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

     The Corporation offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Corporation's marketplace, only a small percentage of "local" loans are adjustable-rate loans. The majority of adjustable-rate loans in the portfolio are originated outside of Union and Laurens County by third party originators. The Corporation has established a network of third party loan brokers who originate loans for the Corporation, as well as other originators, throughout the state of South Carolina. These loans are originated and underwritten using the same terms and conditions as loans originated by the Corporation. The Corporation offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At September 30, 2000, the Corporation had approximately $51.9 million of ARMs, or 31% of the Corporation's total loans receivable.

     At September 30, 2000, 41.7% of the Corporation's loan portfolio consisted of long-term, fixed-rate real estate loans. Because of this high concentration of fixed-rate loans, the Corporation is more vulnerable to a reduction in net interest income during periods of increasing market interest rates. Net interest income depends to a large extent on how successful the Corporation is in "matching" interest-earning assets and interest-bearing liabilities. The Corporation has taken steps to reduce its exposure to rising interest rates. For a discussion of these steps, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

     The Corporation sells a portion of its loan production to Freddie Mac. The Corporation sells fixed-rate loans with maturities ranging from ten to 30 years. This activity is one method used by the Corporation to reduce its interest rate risk exposure. The loans are sold without recourse and the Corporation retains 25 basis points for servicing these loans. During the year ended September 30, 2000, the Corporation sold approximately $44 million of its fixed-rate mortgage loans.

     The Corporation purchases participation interests from other financial institutions on a selected basis. These purchased interests are on adjustable-rate loans and are collateralized by either residential or commercial real estate. At September 30, 2000, these interests totaled approximately $366,000.

     Commercial real estate loans constituted approximately $4.8 million, or 2.9%, of the Corporation's loan portfolio at September 30, 2000. Commercial real estate loans consist of permanent loans secured by multi-family properties, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans have been originated and purchased for inclusion in the Corporation's portfolio. These loans generally have 20 to 30 year amortization schedules and are callable or have balloon payments after five to ten years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

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

     Loan brokers are the Corporation's primary source for construction loans. The loan broker sends the Corporation both individuals seeking construction financing for their personal dwelling or builders seeking lines of credit for the construction of single family residences on both presold and unsold properties. Construction loans to individuals are originated for a term of one year or less or loans that convert to permanent loans at the end of the construction period. Construction loans are originated to builders for a term not to exceed 12 months. Generally, draw inspections are handled by the appraiser who initially appraised the property; however, in some instances the draw inspections are performed by the originating brokerage firm.

     Construction financing overall is generally considered to involve a higher degree of credit risk than the long-term financing of residential properties. The Corporation's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost or the salability of the property upon completion of the project proves to be inaccurate, the Corporation may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Corporation may be confronted at or prior to the maturity of the loan with a projection of a value which is insufficient to assure full repayment. These loans afford the Corporation the opportunity to achieve higher interest rates and fees with shorter terms to maturity than do single-family permanent mortgage loans. However, construction loans are generally considered to involve a higher degree of risk than single-family permanent mortgage lending due to: (i) the concentration of principal among relatively few borrowers and development projects; (ii) the increased difficulty at the time the loan is made of estimating the building costs and selling price of the residence to be built;
(iii) the increased difficulty and costs of monitoring the loan; (iv) the higher degree of sensitivity to increases in market rates of interest; and (v) the increased difficulty of working out loan problems. Speculative construction loans have the added risk associated with identifying an end-purchaser for the finished home.

     At September 30, 2000, the Corporation had approximately $12.3 million outstanding in construction loans, including approximately $5.4 million in undisbursed proceeds. Of the $12.3 million in construction loans at September 30, 2000, approximately $2.4 million were "speculative," meaning that, at the time the loan was made, there was no sales contract or permanent loan in place for the finished home. Substantially all of these loans were secured by one- to four-family residences.

     Consumer Loans. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Corporation's consumer loan portfolio consists primarily of automobile loans on new and used vehicles, mobile home loans, boat loans, home equity loans, property improvement loans, loans secured by savings accounts and unsecured loans. As of September 30, 2000, consumer loans amounted to $31.1 million, or 18.5% of the Corporation's total loan portfolio. The Corporation experienced a $7 million net growth in consumer loans over the previous fiscal year end primarily due to the successful efforts of the expansion into Fairfield County as a result of the acquisition of South Carolina Community Bancshares that was completed on November 12, 1999. The Corporation makes consumer loans to serve the needs of its customers and as a way to improve the interest-rate sensitivity of the Corporation's loan portfolio.

     Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than residential mortgage loans; however, nationally, consumer loans have historically tended to have a higher rate of default than residential mortgage loans. Additionally, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

     Loan applicants are promptly notified of the decision of the Corporation by telephone, setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, and a brief description of the real estate to be mortgaged to the Corporation. The Corporation also issues a commitment letter to the potential borrower which typically remains in effect for 60 days. The Corporation's experience is that very few commitments go unfunded. See "Loan Commitments." The borrower is required to pay all costs of the Corporation's origination cost, as well as his/her own costs, incurred in connection with the particular loan closing.

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

     During fiscal year 1997 the Corporation established Provident Mortgage Corporation as a division of Provident Community Bank. The primary purpose of the mortgage division is to purchase residential mortgage loans that will be packaged as securities and sold in the secondary market. The mortgage division purchases the loans from mortgage brokers primarily located in South Carolina. The loan types purchased are primarily fixed rate residential loans along with some adjustable rate residential loans. In addition, construction/permanent loans are also purchased. The mortgage division had total purchases through the broker network of $45.9 million with loan sales of $44.1 million. The Corporation reduced the broker loan purchases during fiscal 2000 in order to provide an increased capital allocation for consumer and commercial lending. The mortgage division will limit the Bank's interest rate risk exposure by purchasing forward commitments whereby approximately 50% to 75% of projected closings will be presold. The mortgage division retains the servicing of the loans in order to generate additional fee income for the Bank. At September 30, 2000 the Bank was servicing $47.1 million of loans for others. The Corporation sold approximately $250,000,000 in mortgage loan servicing during fiscal year 2000 resulting in a pretax gain of approximately $700,000.

     The Corporation purchases participation interests in loans originated by other institutions. These participation interests are on both residential and commercial properties and carry either a fixed or adjustable interest rate.

     The following table sets forth the Corporation's loan origination and sale activity for the periods indicated
(in thousands):

                                                 Year Ended September 30,
                                              -----------------------------
                                                 2000      1999      1998
                                              -------  --------  --------
Loans originated:
 First mortgage loans:
   Loans on existing property............    $34,321  $153,665  $150,924
   Construction loans....................     16,526    17,635    10,728
                                             -------  --------  --------
    Total mortgage loans originated (1)..     50,847   171,300   161,652
Consumer and other loans.................     28,880    29,208    23,351
                                             -------  --------  --------
         Total loans originated..........    $79,727  $200,508  $185,003
                                             =======  ========  ========

Loans purchased..........................     45,900   108,962   141,436
Loans sold...............................    $44,102  $108,746  $123,676

_____________________________
(1)   Includes mortgage division loans purchased.

     Loan Commitments. The Corporation's commitments to make conventional mortgage loans on existing residential dwellings are normally made for periods of up to 30 days from the date of loan approval. See "Financial Condition, Liquidity and Capital Resources" in the Annual Report.

     Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Corporation charges origination fees or "points" for originating loans. Loan origination fees are usually a percentage of the principal amount of the mortgage loan, typically between 0.5% and 2%, depending on the terms and conditions. The Corporation does not receive origination fees on broker loans, but does receive a $150 review fee. The Corporation also offers loan products that require no origination fees to walk-in customers. Other fees collected include late charges applied to delinquent payments and fees collected in connection with loan modifications. The Corporation charges a 5% late charge fee on payments delinquent 15 days or more on new loan originations, loan modifications, loan assumptions and loans currently in the Corporation's portfolio where applicable. The 5% late charge is calculated on the delinquent monthly principal and interest payment amount. Late charges and modification fees do not constitute a material source of income. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. As of September 30, 2000, the Corporation had net deferred loan fees of approximately $176,000.

     Problem Assets. When a borrower fails to make a required payment on a loan, the Corporation attempts to cure the default by contacting the borrower. In general, borrowers are contacted after a payment is more than 30 days past due. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan is not cured through the Corporation's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Corporation will institute measures to remedy the default, including commencing a foreclosure action.

     Loans are reviewed on a regular basis and an allowance for uncollectible interest is established against accrued interest receivable when, in the opinion of management, the collection of additional interest is doubtful. An allowance for uncollectible interest on real estate loans and consumer loans is established when either principal or interest is more than 90 days past due. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. See Notes 1 and 4 of Notes to Consolidated Financial Statements.

     The Corporation generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible. Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan on a loan-by-loan basis and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. A loan is classified as non accrual at the time management believes that the collection of interest is improbable, generally when a loan becomes 90 days past due. The Corporation's policy for charge-off of impaired loans is on a loan-by-loan basis. At the time management believes the collection of interest and principal is remote, the loan is charged off. The Corporation's policy is to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method.

     Real estate acquired by the Corporation as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned below. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less selling costs. Any subsequent write-down of the property is charged to income.

     The following table sets forth information with respect to the Corporation's non-performing assets for the periods indicated (dollars in thousands). All non-accruing loans for the year ending September 30, 2000 include loans and balances assumed with the acquisition of SCCB. It is the policy of the Corporation to cease accruing interest on loans 90 days or more past due. At the dates indicated, there were no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. Also, at the dates indicated, there were no loans which are not disclosed in the following table about which there was known information of possible credit problems of the borrowers' ability to comply with the present repayment terms:

                                                          At September 30,
                                          -------------------------------------------
                                                2000    1999    1998    1997     1996
                                          -------------------------------------------
Loans accounted for on a nonaccrual basis:
   Real estate:
     Residential.........................     $  763   $  43   $ 581   $ 751   $1,049
     Commercial..........................        247      --      --      --       74
   Consumer..............................        106     141     115      27       --
                                              ------   -----   -----   -----   ------
      Total..............................      1,116     184     696     778    1,123
                                              ------   -----   -----   -----   ------

Accruing loans which are contractually...        ---      --      --      --       --
   past due 90 days or more
Real estate owned, net...................        459     241      35       1       19
                                              ------   -----   -----   -----   ------
         Total non-performing assets.....     $1,575   $ 425   $ 731   $   1   $  142
                                              ======   =====   =====   =====   ======

Percentage of loans receivable net.......       0.94%   0.28%   0.55%   0.60%    1.33%
                                              ======   =====   =====   =====   ======

     Interest income that would have been recorded for the year ended September 30, 2000 had nonaccruing loans been current in accordance with their original terms amounted to approximately $95,000. There was no interest included in interest income on such loans for the year ended September 30, 2000.

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

     While the Corporation believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Corporation's loan portfolio, will not request the Corporation to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Corporation's financial condition and results of operations. Management periodically evaluates the adequacy of the allowance based upon historical delinquency rates, the size of the Corporation's loan portfolio and various other factors. See Notes 1 and 4 of Notes to Consolidated Financial Statements for information concerning the Corporation's provision and allowance for possible loan losses.

     The following table sets forth an analysis of the Corporation's allowance for loan losses for the periods indicated (dollars in thousands):

                                                         At September 30,
                                            ------------------------------------------
                                               2000     1999    1998    1997    1996
                                            ------------------------------------------
Balance at beginning of year..............   $  836    $ 827   $ 928   $ 799   $ 878
                                             ------    -----   -----   -----   -----
Loans charged off:
   Real estate:
      Residential.........................      (85)      --      --      --      (6)
      Commercial..........................      ---       --      --      --      --
   Consumer...............................     (129)    (106)   (127)   (165)    (88)
                                             ------    -----   -----   -----   -----
         Total charge-offs................     (214)    (106)   (127)   (165)    (94)
                                             ------    -----   -----   -----   -----
Recoveries:
   Real estate:
      Residential.........................      ---       --      --      --      --
      Commercial..........................      ---       --      --      --      --
   Consumer...............................       64       10      26      51      15
                                             ------    -----   -----   -----   -----
         Total recoveries.................       64       10      26      51      15
                                             ------    -----   -----   -----   -----
Net charge-offs...........................     (150)     (96)   (101)   (114)    (79)
                                             ------    -----   -----           -----
Merger additions..........................      449      ---     ---     ---     ---
Provision for loan losses (1).............      225      105      --     243      --
                                             ------    -----   -----   -----   -----
Balance at end of year....................   $1,360    $ 836   $ 827   $ 928   $ 799
                                             ======    =====   =====   =====   =====

Ratio of net charge-offs to average gross
   loans outstanding during the period....     0.08%    0.07%   0.07%   0.09%   0.11%
                                             ======    =====   =====   =====   =====

--------------------------------------------------------------------------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

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

                                                                       At September 30,
                           ---------------------------------------------------------------------------------------------------------
                                    2000               1999                   1998                1997                1996
                           ---------------------------------------------------------------------------------------------------------
                                    % of Loans           % of Loans            % of Loans           % of Loans           % of Loans
                                      in Each              in Each               in Each              in Each              in Each
                                    Category to          Category to           Category to          Category to          Category to
                           Amount   Total Loans  Amount  Total Loans   Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                           --------------------  -------------------   -------------------  -------------------  -------------------
Real estate:
   Residential........     $  600     79.76%    $400       80.77%      $400     85.90%      $400       83.49%     $400      82.81%
   Commercial.........        200      2.89       75        2.12        100      2.90        162        4.88       125        3.5
Consumer..............        500     17.35      311       17.11        277     11.20        266       11.63       174      13.69
Unallocated...........         60       N/A       50         N/A         50       N/A        100         N/A       100        N/A
                           ------  --------   ------    --------     ------  --------     ------    --------    ------     ------
Total allowance
   for loan losses...      $1,360    100.00%    $836      100.00%      $827    100.00%     $928      100.00%     $799     100.00%
                           ======  ========   ======    ========     ======  ========    ======    ========    ======     ======

     The Corporation adjusts balances on real estate acquired in settlement of loans to the lower of cost or market based on appraised value when the property is received in settlement. These values reflect current market conditions and sales experience. See Notes 1 and 4 Notes to Consolidated Financial Statements.

     Asset Classification. The OTS requires savings institutions to classify problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics. An asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in the above-mentioned categories but possess weaknesses are designated "special mention."

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

     The following tables set forth the number and amount of classified loans at September 30, 2000 (dollars in thousands):

                           Loss                    Doubtful             Substandard         Special Mention
                     ------------------       ------------------      ----------------   ----------------------
                       Number  Amount          Number    Amount        Number    Amount     Number      Amount
                     --------  --------       --------  --------       -------   -------   --------    --------
Real estate:
   Residential.....      --    $   --         $   --        --           22   $  872         112       $3,688
   Commercial......      --        --              2        45            4      982           1           43
Consumer...........      --        --              1        10            9      184          37          641
                     ------    ------         ------    ------       ------  -------      ------      -------
   Total...........      --    $   --              3       $55           35  $ 2,038         150      $ 4,372
                     ======    ======         ======    ======       ======  =======      ======      =======

Investment Activities

     The Bank is required under OTS regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and is also permitted to make certain other investments. The Bank's liquidity requirement at September 30, 2000 was $10.5 million. At that date, the Bank held approximately $54 million in liquid assets, well in excess of regulatory requirements. Such assets consisted of United States Agency obligations, certificates of deposits, overnight deposits, mortgage-backed securities and municipal bonds.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." The Corporation currently does not use or maintain a trading account. Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

     The following table sets forth the Corporation's investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

                                                                       At September 30,
                                               -------------------------------------------------------------------------
                                                        2000                         1999                   1998
                                               -----------------------     ----------------------   --------------------
                                                 Carrying  Percent of      Carrying   Percent of   Carrying  Percent of
                                                 Value     Portfolio       Value       Portfolio    Value     Portfolio
                                               ----------  -----------     --------   ----------   --------  -----------
Available for sale:
   Investment securities:
      U.S. Agency obligations................     $15,286     52.28%      $13,930      50.96%      $ 7,682       28.60%
      Municipal securities...................       1,669      5.71         1,576       5.76           451        1.68
                                                 --------   -------       -------     ------       -------     -------
         Total investment securities.........      16,955     57.98        15,506      56.72         8,133       30.28
                                                 --------   -------      --------     ------       -------     --------
   Mortgage-backed and related
    securities...............................      12,285     42.02        11,829      43.28        18,723       69.72
                                                 --------   -------      --------     ------       -------     --------
         Total available for sale............     $29,240    100.00%      $27,335     100.00%      $26,856      100.00%
                                                 ========   =======      ========     ======       =======     ========

Held to Maturity:
   Investment securities:
      U.S. Agency obligations...............      $ 2,477      6.58%      $    --         -- %     $ 1,524       55.54%
      Mortgage-backed and related
       securities...........................       35,175     93.42         5,586     100.00         1,220       44.46
                                                 --------   ---------    --------     ------       --------    -------
         Total held to maturity.............      $37,652    100.00%      $ 5,586     100.00%      $ 2,744      100.00%
                                                 ========   =========    ========     ======       ========    =======

     The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to 30 years. The Corporation also purchases adjustable-rate Small Business Administration ("SBA") securities that are backed by the full faith and credit of the U.S. government.

     The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations ("CMOs") and structured notes. While these securities possess minimal credit risk due to the Federal guarantee backing the U. S. government agencies, they do posses liquidity risk and interest rate risk. The amortized cost of the CMOs at September 30, 2000 was approximately $5.9 million with a fair value of $4.5 million. The Corporation has purchased structured notes for investment purposes. These include step-up bonds, single-index floaters and dual-index floaters. While all financial instruments are subject to interest rate risk and liquidity risk, structured notes are more sensitive to changes in interest rates and differing note structures (call provision, rate adjustments, etc.). The Corporation had approximately $1.1 million in structured notes as of September 30, 2000 with a fair value of approximately $1.1 million as of that date. See Note 3 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

     The following table sets forth at amortized cost and market value the maturities and weighted average yields of the Corporation's investment and mortgage-backed securities portfolio at September 30, 2000 (dollars in thousands):

d                                                               Amount Due or Repricing within:
                               ----------------------------------------------------------------------------------------------------
                                     One Year           Over One to       Over Five to             Over
                                     or Less            Five Years          Ten Years            Ten Years            Total
                               ------------------   -----------------   ------------------  -------------------  ------------------
                                         Weighted             Weighted            Weighted             Weighted            Weighted
                               Carrying   Average   Carrying   Average  Carrying   Average  Carrying   Average   Carrying   Average
                                 Value    Yield       Value     Yield     Value     Yield    Value      Yield      Value     Yield
                               --------  --------   --------   -------  --------  --------  --------   --------  --------  --------
Available for Sale:
 Investment securities:
   U.S. Agency
    obligations..............   $   --       --%     $1,326      6.13%   $  324     7.99%    $13,636     6.53%    $15,286     6.53%
   Municipal securities(1)...       --       --         195      6.03        --       --       1,474     6.28       1,669     6.25
                                ------    -----      ------      ----    ------     ----     -------     ----     -------     ----
   Total investment
    securities...............       --       --       1,521      6.12       324     7.99      15,110     6.51      16,955     6.50
Mortgage-backed and
  related securities.........       23     6.93         952      5.31       952     6.51      10,358     4.50      12,285     4.72
                                ------    -----      ------      ----    ------     ----     -------     ----     -------     ----
   Total available
    for sale.................   $   23     6.93%     $2,473      5.81%   $1,276     6.89%    $25,468     5.69%    $29,240     5.75%
                                ======    =====      ======      ====    ======     ====     =======     ====     =======     ====
Held to Maturity:
   Investment securities:
      U.S. Agency
       obligations...........   $  902     6.13%     $1,575      5.80%   $   --       --%    $    --       --%    $ 2,477     5.92%
      Mortgage-backed and
       related securities....       --         --        --        --        --       --      35,175     6.18      35,175     6.18
                                  ----      -----    ------      ----    ------     ----     -------     ----     -------     ----
         Total held to
          maturity...........     $902       6.13%   $1,575      5.80%   $   --       --%    $35,175     6.18%    $37,652     6.16%
                                  ====      =====    ======      ====    ======     ====     =======     ====     =======     ====
        ------------------------------------------------
(1)    Yields are presented on a fully taxable equivalent basis.

     At September 30, 2000, approximately $17.1 of mortgage-backed securities were adjustable-rate securities.

     At September 30, 2000, the Corporation held obligations of Union County, South Carolina, with a cost of approximately $70,000 and a fair value of approximately $69,000 as of the same date.

Deposits and Borrowings

     Deposits are the major source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be significantly influenced by general market interest rates and money market conditions. During fiscal year 2000, the Corporation experienced a net increase in deposits excluding deposits gained in merger of approximately $9.7 million. The deposits acquired in the merger with South Carolina Community Bancshares totaled $35.7 million. The Corporation borrowed funds to support the remaining growth experienced in fiscal 2000.

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

     The Corporation adjusts the interest rates offered on its deposit accounts as necessary so as to remain competitive with other financial institutions in Union, Laurens and Fairfield County.

     The following table sets forth the time deposits of the Corporation classified by rates as of the dates indicated (in thousands):

                                          At September 30,
                                  ------------------------------
                                        2000       1999     1998
                                  ------------------------------
   Up to 4.0%...................    $    440   $    558  $    37
   4.01% to 6.0%................      53,052     95,163   89,155
   6.01% to 8.0%................      88,666      5,972    3,956
                                    --------   --------  -------

    Total savings certificates..    $142,158   $101,693  $93,148
                                    ========   ========  =======

The following table sets forth the maturities of time deposits at September 30, 2000 (in thousands):

                                               Amount
                                              --------
  Within three months.......................  $ 54,333
  After three months but within six months..    33,049
  After six months but within one year......    31,416
  After one year but within three years.....    22,178
  After three years but within five years...     1,131
  After five years but within ten years.....        51
                                              --------
        Total...............................  $142,158
                                              ========

     Certificates of deposit with maturities of less than one year increased from $89.8 million at September 30, 1999 to $118.8 million at September 30, 2000. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. In addition, management of the Bank believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2000 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.


         Maturity Period                      Amount
         ---------------                      ------

   Three months or less.................      $12,345
   Over three through six months........        7,530
   Over six months through 12 months....        7,142
   Over 12 months.......................        5,300
                                              -------
         Total jumbo certificates.......      $32,317
                                              =======

     See Note 7 of Notes to Consolidated Financial Statements for additional information about deposit accounts.

     Borrowings. The Corporation utilizes advances from the FHLB and other borrowings (treasury, tax and loan deposits) to supplement its supply of lendable funds for granting loans, making investments and meeting deposit withdrawal requirements. See "Regulation and Supervision -- Federal Home Loan Bank System."

     The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

                                               At September 30,
                                       -----------------------------
                                           2000      1999      1998
                                       -----------------------------
Balance outstanding at end of period:
  FHLB advances and other borrowings..  $47,687   $46,503   $41,441

Weighted average rate paid on:
  FHLB advances and other borrowings..     6.28%     5.17%     5.69%


                                                Year Ended September 30,
                                            -----------------------------
                                                 2000      1999      1998
                                            -----------------------------
Maximum amount of borrowings
   outstanding at any month end:
     FHLB advances and other borrowings....   $55,852   $46,503   $41,441

Approximate average short-term borrowings
   outstanding with respect to:
     FHLB advances and other borrowings....    17,927    39,452    35,197

Approximate weighted average rate paid on:
     FHLB advances and other borrowings....      6.57%     5.05%     5.70%

     At September 30, 2000, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $7.0 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option. At September 30, 2000, the Corporation had unused lines of credit with the FHLB of Atlanta totaling $34.7 million.

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

Employees

     The Corporation has 75 full-time employees and 6 part-time employees. None of the employees are represented by a collective bargaining unit. The Corporation believes that relations with its employees are excellent.

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

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 2000, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at September 30, 2000.

                                                     Capital
                                             --------------------
                   Actual   Required  Excess    Actual   Required
                   Capital  Capital   Amount   Percent    Percent
                  -----------------------------------------------
                             (Dollars in thousands)
Tangible.........  $16,722   $ 3,880  $12,842     6.46%   1.50%
Core (Leverage)..   16,722    10,347    6,375     6.46    4.00
Risk-based.......   18,081    10,991    7,090    13.16    8.00

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2000, the Bank's limit on loans to one borrower was $2.2 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $1.3 million.

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2000, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier I Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At September 30, 2000, the Bank was a Tier I Bank. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank-Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank-Atlanta in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank-Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2000, of $2.6 million. Federal Home Loan Bank advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. Union Financial and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Union Financial or the Bank. For its 2000 taxable year, Union Financial is subject to a maximum federal income tax rate of 34%.

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

Item 2.  Description of Property
--------------------------------

     The Corporation owns its main office, located at 203 West Main Street in Union, South Carolina, which was opened in 1977. At September 30, 2000, the Corporation also owned a banking center which opened in April 1989, located at 508 North Duncan By-Pass, Union, South Carolina, a branch office, acquired in 1997, in Laurens, South Carolina, a lending and investment center located in Union, South Carolina and a branch office in Jonesville, South Carolina. As a result of the merger with South Carolina Community Bancshares in November 1999, the Corporation acquired two branch locations in Winnsboro, South Carolina. The net book value of the Corporation's investment in premises and equipment totaled approximately $6.5 million at September 30, 2000. See Note 5 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The information contained under the section captioned "Common Stock Market Price and Dividend Information" in the Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

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

Executive Officers of the Registrant

     Certain executive officers of the Bank also serve as executive officers of Union Financial. The day-to-day management duties of the executive officers of Union Financial and the Bank relate primarily to their duties as to the Bank. The executive officers of Union Financial are as follows:


                                              Position as of
Name                Age(1)                  September 30, 2000
------------------  ------  --------------------------------------------------

Dwight V. Neese      50     President, Chief Executive Officer and Director
Richard H. Flake     52     Executive Vice President - Chief Financial Officer

Gerald L. Bolin      38     Senior Vice President - Chief Operating Officer
Wanda J. Wells       44     Vice President - Corporate Secretary

--------------------
(1)  At September 30, 2000.

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

     Richard H. Flake joined Union Financial in September 1995.

     Gerald L. Bolin joined Union Financial in September 1995.

     Wanda J. Wells has been employed by Union Financial since 1975.

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

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

                                    PART IV

Item 13.   Exhibits and Reports on Form 8-K
-------------------------------------------

     (a)  Exhibits
          3(a) Certificate of Incorporation(1)
          3(b) Bylaws(2)
          3(c) Certificate of Amendment of Certificate of Incorporation dated
               January 22, 1997(3)
         10(a) Employment Agreement with Dwight V. Neese(4)
         10(b) Employment Agreement with Richard H. Flake(2)
         10(c) Union Financial Bancshares, Inc. 1995 Stock Option Plan(5)
         13    2000 Annual Report to Shareholders
         21    Subsidiaries of the Registrant
         23    Consent of Independent Auditor
         27    Financial Data Schedule

     (b) There were no reports on Form 8-K filed during the fourth quarter of fiscal 2000.

----------------------------------
(1) Incorporated herein by reference to Union Financial's Registration Statement on Form S-4 (File No. 33-80808) filed with the Securities and Exchange Commission on June 29, 1994.
(2) Incorporated herein by reference to Union Financial's Form 10-KSB for the year ended September 30, 1999.
(3) Incorporated herein by reference to Exhibit 3(c) to Union Financial's Form 10-KSB for the year ended September 30, 1997.
(4) Incorporated herein by reference to Union Financial's Form 10-KSB for the year ended September 30, 1996.
(5) Incorporated herein by reference to Exhibit A to Union Financial's Proxy Statement for its 1996 Annual Meeting of Stockholders.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNION FINANCIAL BANCSHARES, INC.


Date:  December 19, 2000          By:  /s/ Dwight V. Neese
                                       -------------------------
                                       Dwight V. Neese
                                       President and Chief Executive Officer
                                       Duly Authorized
                                       Representative


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:            /s/ Dwight V. Neese        By:      /s/ Carl L. Mason
          ------------------------------         ---------------------
          Dwight V. Neese                        Carl L. Mason
          (Principal Executive Officer)          Director

Date:     December 19, 2000               Date:  December 19, 2000

By:       /s/ Richard H. Flake            By:    /s/ Quay W. McMaster
          -----------------------------          ---------------------
          Richard H. Flake                       Quay W. McMaster
          (Principal Financial and               Director
          Accounting Officer)

Date:     December 19, 2000               Date:    December 19, 2000

By:       /s/ Mason G. Alexander          By:    /s/ John S. McMeekin
          -----------------------------          ---------------------
          Mason G. Alexander                     John S. McMeekin
          Director                               Director

Date:    December 19, 2000                Date:     December 19, 2000


By:       /s/ James W. Edwards            By:    /s/ Philip C. Wilkins
          -----------------------------          ---------------------
          James W. Edwards                       Philip C. Wilkins
          Director                               Director

Date:    December 19, 2000                Date:     December 19, 2000

By:       /s/ William M. Graham
          -----------------------------
          William M. Graham
          Director

Date:     December 19, 2000

By:       /s/ Louis M. Jordan
          -----------------------
          Louis M. Jordan
          Director

Date:  December 19, 2000