Form 10QSB
period 2000-12-31
UNION FINANCIAL BANCSHARES INC
filed 2001-02-14
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                  FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2000
                                    -----------------

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to __________


                         COMMISSION FILE NUMBER 1-5735


                       UNION FINANCIAL BANCSHARES, INC.
                       -------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,914,577 shares, $0.01 par value, common stock as of January 31, 2001.

                        UNION FINANCIAL BANCSHARES, INC.

                                     INDEX

Part I.                           Financial Information                                   Page
                                  ---------------------                                   ----

                     Item 1.  Consolidated Financial Statements (unaudited)

                     Consolidated Balance Sheets as of December 31, 2000
                     and September 30, 2000                                                  3

                     Consolidated Statements of Income for the three months
                     ended December 31, 2000 and 1999                                        4

                     Consolidated Statements of Cash Flows for the three
                     months ended December 31, 2000 and 1999                                 5

                     Consolidated Statements of Shareholders' Equity for the
                     three months ended December 31, 2000 and 1999                           6

                     Notes to Consolidated Financial Statements                              7

                     Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                          10

Part II.             Other Information                                                      15
                     -----------------


                     Signatures                                                             16

Item 1.    Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2000 (unaudited) and September 30, 2000

                                                                          December 31,       September 30,
ASSETS                                                                        2000                2000
                                                                        ----------------    ---------------
                                                                               (DOLLARS IN THOUSANDS)
Cash                                                                    $         1,995     $        2,068
Short term interest-bearing deposits                                              9,680              2,545
                                                                        ----------------    ---------------
Total cash and cash equivalents                                                  11,675              4,613
                                                                        ----------------    ---------------
Investment and mortgage-backed securities:
  Held to maturity                                                               13,432             37,652
  Available for sale                                                             51,792             29,240
                                                                        ----------------    ---------------
Total investment and mortgage-backed securities                                  65,224             66,892
Loans , net

  Held for sale                                                                   2,930              1,801
  Held for investment                                                           164,812            166,006
                                                                        ----------------    ---------------
Total loans receivable, net                                                     167,742            167,807
Office properties and equipment, net                                              6,626              6,485
Federal Home Loan Bank Stock, at cost                                             2,625              2,625
Accrued interest receivable                                                       1,932              1,629
Mortgage servicing rights                                                           629                452
Goodwill intangible                                                               6,792              7,042
Other assets                                                                      2,699              1,519
                                                                        ----------------    ---------------
TOTAL ASSETS                                                            $       265,944     $      259,064
                                                                        ================    ===============
LIABILITIES

Deposit accounts                                                        $       182,307     $      187,974
Advances from the Federal Home Loan Bank and other borrowings                    55,967             47,687
Accrued interest on deposits                                                        399                329
Advances from borrowers for taxes and insurance                                     138                473
Other liabilities                                                                 4,681                677
                                                                        ----------------    ---------------
TOTAL LIABILITIES                                                               243,492            237,140
                                                                        ----------------    ---------------

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                              0                  0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
   issued and outstanding - 1,914,577 shares at 12/31/00 and
    1,911,005 at 9/30/00                                                             20                 20
Additional paid-in capital                                                       11,231             11,314
Accumulated other comprehensive income                                           (1,656)            (2,050)
Retained earnings, substantially restricted                                      12,857             12,640
                                                                        ----------------    ---------------
TOTAL SHAREHOLDERS' EQUITY                                                       22,452             21,924
                                                                        ----------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $       265,944     $      259,064
                                                                        ================    ===============

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three  Months Ended December 31, 2000 (unaudited) and 1999 (unaudited)


                                                               Three Months Ended
                                                         December 31,      December 31,
                                                             2000              1999
                                                        --------------    --------------
                                                             (DOLLARS IN THOUSANDS)
Interest Income:
  Loans                                                 $        3,827    $        3,492
  Deposits and federal funds sold                                   81                19
  Mortgage-backed securities                                       690               272
  Interest and dividends on
   investment securities                                           343               367
                                                        --------------    --------------
Total Interest Income                                            4,941             4,150
                                                        --------------    --------------

Interest Expense:
  Deposit accounts                                               2,253             1,670
  Advances from the FHLB and other borrowings                      859               703
                                                        --------------    --------------
Total Interest Expense                                           3,112             2,373
                                                        --------------    --------------

Net Interest Income                                              1,829             1,777
  Provision for loan losses                                         24                50
                                                        --------------    --------------
Net Interest Income After

   Provision for Loan Losses                                     1,805             1,727
                                                        --------------    --------------

Non Interest Income:
  Fees for financial services                                      261               263
  Loan servicing fees (costs)                                       25                24
  Net gains (losses) on sale of investments                          3                 0
  Net gains (losses) on sale of loans                              110               109
                                                        --------------    --------------
Total Non Interest Income                                          399               396
                                                        --------------    --------------

Non Interest Expense:
  Compensation and employee benefits                               738               694
  Occupancy and equipment                                          332               331
  Deposit insurance premiums                                         6                20
  Professional services                                             93                84
  Real estate operations                                            16                 5
  Goodwill amortization                                            165                99
  Other                                                            221               180
                                                        --------------    --------------
Total Non Interest Expense                                       1,571             1,413
                                                        --------------    --------------

Income Before Income Taxes                                         633               710
Income tax expense                                                 226               253
                                                        --------------    --------------
Net Income                                              $          407    $          457
                                                        ==============    ==============

Basic Net Income Per Common Share                       $         0.21    $         0.27
                                                        ==============    ==============

Diluted Net Income Per Common Share                     $         0.21    $         0.26
                                                        ==============    ==============

Weighted Average Number of
  Common Shares Outstanding

Basic                                                        1,913,373         1,709,874

Diluted                                                      1,959,521         1,760,302

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2000 (unaudited) and 1999 (unaudited)

                                                                       Three Months Ended
                                                                December 31,       December 31,
                                                                    2000               1999
                                                               ----------------   ----------------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                                        $        407         $      457
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                 24                 50
  Amortization of intangibles                                              165                 99
  Depreciation expense                                                     195                101
  Recognition of deferred income, net of costs                            (199)               (25)
  Deferral of fee income, net of costs                                     218                221
  Loans originated for sale                                              6,398              7,164
  Sale of loans                                                         (6,398)            (7,164)
  Gain on sale of loans                                                    109                109
  Changes in operating assets and liabilities:
  (Increase) decrease in accrued interest receivable                      (303)              (531)
  (Increase) decrease in other assets                                   (1,180)               173
  Increase (decrease) in other liabilities                               3,669                 43
  Increase (decrease) in accrued interest payable                           70                114
                                                               ----------------   ----------------
Net cash provided by (used by) operating activities                      3,175                811
                                                               ----------------   ----------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
  Held to maturity                                                           0               (982)
  Available for sale                                                      (616)                 0
Investments acquired in merger                                               0             (2,602)
Proceeds from sale of investment and mortgage-
  backed securities                                                      1,735                  0
Proceeds from maturity of investment and mortgage-
  backed securities:
  Available for sale                                                         0                  0
  Principal repayments on mortgage-backed securities:
  Held to maturity                                                         174                266
  Available for sale                                                       606                637
Loans acquired in merger                                                     0            (41,144)
Net (increase) decrease in loans                                            65             (1,974)
Net (increase) decrease in  mortgage servicing rights                     (195)               565
Purchase of FHLB stock                                                       0               (213)
Redemption of FHLB stock                                                     0                  0
Purchase of office properties and equipment                               (335)              (662)
                                                               ----------------   ----------------

Net cash provided by (used by) investing activities               $      1,434        ($   46,109)
                                                               ----------------   ----------------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                 0                 50
Dividends paid in cash ($0.10 per share -2000
and $0.093 per share - 1999)                                              (160)              (126)
Proceeds from the exercise of stock options                                  0                 13
Increase in goodwill intangible                                              0             (2,476)
Proceeds from term borrowings                                            8,280              3,500
Capital acquired in merger                                                   0              5,648
Deposits acquired in acquisition                                             0             35,688
Increase (Decrease) in deposit accounts                                 (5,667)             6,903
                                                               ----------------   ----------------

Net cash (used by) provided by financing activities                      2,453             49,200
                                                               ----------------   ----------------

NET  DECREASE\INCREASE IN CASH
   AND CASH EQUIVALENTS                                                  7,062              3,902

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                4,613              5,570
                                                               ----------------   ----------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                               $     11,675         $    9,472
                                                               ================   ================

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                    $        672         $        0
  Interest                                                               3,042              2,373

Non-cash transactions:
  Loans foreclosed                                                $          0         $        0

See notes to consolidated financial statements.

                       UNION FINANCIAL BANCSHARES, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)

                                                                                       Retained       Accumulated
                                                                       Additional      Earnings          Other           Total
                                                     Common Stock       Paid-in      Substantially   Comprehensive    Shareholders'
                                                  Shares     Amount     Capital       Restricted         Income          Equity
                                                  ------     ------     -------       ----------         ------          ------
                                                                        (In Thousands, Except Share Data)
BALANCE AT SEPTEMBER 30, 1999                    1,357,214     $14      $ 5,484         $11,019         ($1,779)         $14,738

Net income                                                                                  457                              457

  Other comprehensive income
   Unrealized losses on securities:
     Unrealized holding losses arising during
     period                                                                                                (709)            (709)
                                                                                                        --------          -------
  Comprehensive loss                                                                                                        (252)

Options exercised                                    2,200                                   13                               13

Dividend  reinvestment plan contributions            4,621                                   50                               50

Acquisition of SC Community Bancshares             526,183       5        5,643

Cash dividend ($.093 per share)                                                            (126)                            (126)
                                                ---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                     1,890,218      19       11,190          11,350          (2,488)          20,071
                                                =================================================================================

BALANCE AT SEPTEMBER 30, 2000                    1,911,005      20       11,314          12,640          (2,050)          21,924

Net income                                                                                  407                              407

  Other comprehensive income
   Unrealized gains on securities:
     Unrealized holding gains arising during
     period                                                                                                 394              394
                                                                                                        --------          -------
  Comprehensive income                                                                                                       801

Equity reclassification                                                    (113)                                            (113)

Dividend  reinvestment plan contributions            3,572                   30                                               30

Cash dividend ($.10 per share)                                                             (190)                            (190)
                                                ---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                     1,914,577     $20      $11,231         $12,857         ($1,656)         $22,452
                                                =================================================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   Presentation of Consolidated Financial Statements
     -------------------------------------------------

     The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiary, Provident Community Bank (the "Bank"). The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 2000 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative
                                                 -------------------------
     Instruments and Hedging Activities. All derivatives are to be measured at
     ----------------------------------
     fair value and recognized in the balance sheet as assets and liabilities. SFAS No. 138,"Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued June 2000 and amends the accounting and reporting standards of SFAS no. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. Adoption of SFAS no. 133 and SFAS 138 did not have a material impact on the presentation for the Corporation's financial results or financial position.

     Additional proposed guidance addresses the accounting treatment for goodwill generated in a purchase business combination transaction. Proposed guidance by the FASB requires goodwill to be carried at fair value and will no longer be amortized on a straight line basis. Management does not know the impact of the proposed pronouncement on the Corporation's financial condition.

2.   Income Per Share
     ----------------

     Income per share amounts for the three months ended December 31, 2000 and 1999 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.   Assets Pledged
     --------------

     Approximately $12,535,000 and $12,535,000 of debt securities at December 31, 2000 and September 30, 2000, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.   Contingencies and Loan Commitments
     ----------------------------------

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 2000 related to these items is summarized below:

     Loan Commitments:                                   Contract Amount
     -----------------                                   ---------------
          Unadvanced portions of loans                     $ 9,201,000
          Total loan commitments                           $ 9,201,000
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

     Commitments outstanding at December 31, 2000 consist of fixed and adjustable rate loans of approximately $9,201,000 at rates ranging from 7% to 9%. Commitments to originate loans generally expire within 30 to 60 days.

     Commitments to fund credit lines (principally variable rate, consumer lines
     secured   by real estate and overdraft protection) totaled approximately
     $21,596,000 at December 31, 2000. Of these lines, the outstanding loan balances totaled approximately $12,395,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $750,000, which had an outstanding balance at December 31, 2000 of approximately $ 194,000. At December 31, 2000, the Bank had loan commitments to sell $3,797,000 in fixed rate residential loans which had not been closed to Freddie Mac for the months of January-March, 2001.

5.   Acquisition of South Carolina Community Bancshares, Inc.
     --------------------------------------------------------

     On November 12, 1999, the Corporation completed the acquisition of South Carolina Community Bancshares, Inc. and its wholly owned subsidiary, Community Federal Savings Bank. The Corporation issued a total of 526,183 shares and paid a total of $3,582,081 to the shareholders of South Carolina Community Bancshares, Inc. The transaction was accounted for under the purchase method of accounting. The two offices of Community Federal Savings Bank became offices of Provident Community Bank. At September 30, 1999, South Carolina Community Bancshares, Inc. had total assets of $46.6 million, loans of $40.2 million and deposits of $35.9 million. Approximately $4.7 million in goodwill was created with the transaction and will be amortized straight-line over 15 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward Looking Statements
     --------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Corporation. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Corporation's market area and the country as a whole, the ability of the Corporation to control costs and expenses, the ability of the Corporation to efficiently incorporate acquisitions into its operations, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements", and undue reliance should not be placed on such statements.

     Financial Condition
     -------------------

     Total assets of the Corporation increased $6,880,000 or 2.66% to $265,944,000 at December 31, 2000 from $259,064,000 at September 30, 2000 due primarily to higher short term investments. Investments and mortgage-backed securities decreased approximately $1,668,000 or 2.49% during the three months ended December 31, 2000 due to the sale of a fixed rate mortgage backed security in order to reduce interest rate risk exposure. During the quarter ended December 31, 2000 the Corporation reclassified approximately $24,000,000 in mortgage backed securities from held to maturity to available for sale as part of the adoption of FASB 133, Accounting for Derivative Instruments and Hedging Activities. The purpose
     ------------------------------------------------------------
     of this transfer is allow for the possible sale of the fixed rate securities in order to reduce interest rate risk exposure. Loans decreased $65,000 or .04% to $167,742,000 for the three months ended December 31, 2000. The decrease in loans was due to higher principal reductions along with reductions in residential mortgage loan production. The decrease in residential mortgage production was offset by higher consumer and commercial lending resulting in an increase on the yield for earning assets. Deposits decreased $5,667,000 or 3.01% to $182,307,000 for the three months ended December 31, 2000. The decrease was due to reductions in certificates of deposit primarily as a result of startup institutions paying high deposit rates. Borrowings increased $8,280,000 or 17.36% to $55,967,000 at December 31, 2000 from $47,687,000. Since deposits decreased, the Corporation relied on additional borrowings to fund asset growth. Shareholders' equity increased $528,000 or 2.41% to $22,452,000 from $21,924,000 due to net income year to date and improvement in valuations for securities available for sale.

     Liquidity
     ---------

     Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan sales and repayments, borrowings, maturity of securities and interest payments.

     The OTS imposes a minimum level of liquidity on the Bank which is currently 4% of with-drawable deposits plus short-term borrowings. The liquidity level of the Bank as measured for regulatory purposes was 24.89% as of December 31, 2000. As in the past, management expects that the Bank can meet its obligations to fund outstanding loan commitments while maintaining liquidity in excess of regulatory requirements.

     Capital Resources
     -----------------

     The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

     As of December 31, 2000, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                    Requirement    Actual    Excess
-----------------------------------------------------------------------------------
     Tangible capital                                  $ 3,915   $17,157   $13,242
     Tangible capital to adjusted total assets            1.50%     6.57%     5.07%

     Core capital                                      $10,439   $17,157   $ 6,718
     Core capital to adjusted total assets                4.00%     6.57%     2.57%

     Risk based capital                                $11,568   $18,460   $ 6,892
     Risk based capital to risk weighted assets           8.00%    12.76%     4.76%

     The reported capital requirements are based on information reported in the OTS December 31, 2000 quarterly thrift financial report.

     Results of operations for the three months ended December 31, 2000 and 1999
     ---------------------------------------------------------------------------

     General
     -------

     Net income decreased $50,000 or 10.94% to $407,000 for the three months ended December

     31, 2000 as compared to the same period in 1999 due primarily to rising deposit and borrowing costs and an increase in non interest expense of $158,000 or 11.18% ,offset by an increase in interest income of $791,000 or 19.06%. All current year comparative references reflect the acquisition of South Carolina Community Bancshares from the acquisition date, November 12, 1999.

     Interest Income
     ---------------

     Interest income increased $791,000 or 19.06% for the three months ended December 31, 2000 as compared to the same period in 1999. Interest income on loans increased 9.59% or $335,000 to $3,827,000 for the three months ended December 31, 2000 from $3,492,000 for the three months ended December 31,1999 due primarily to higher earning assets from the growth of the consumer and commercial loan portfolios. Interest and dividends on investment and mortgage-backed securities increased $394,000 or 61.65% for the three months ended December 31, 2000 to $1,033,000 from $639,000 during the same period in 1999. The increase was due primarily to an increase in the level of purchases in mortgage-backed securities made during the last quarter of the previous fiscal year.

     Interest Expense
     ----------------

     Interest expense increased $739,000 or 31.14% for the three months ended December 31, 2000 as compared to the three months ended December 3, 1999 due primarily to higher deposit and borrowing rates. Interest expense on deposit accounts increased $583,000 or 34.91% to $2,253,000 for the three months ended December 31, 2000 from $1,670,000 during the same period in 1999. Interest expense on borrowings increased $156,000 or 22.19% for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999 due primarily to rising rates and higher borrowing levels during the period.

     Provision for Loan Loss
     -----------------------

     During the three months ended December 31, 2000, provisions for loan losses were $24,000 as compared to $50,000 for the same period in the previous year. Management believes the Bank's loan loss allowance is adequate to absorb estimated future loan losses. The Bank's loan loss allowances at December 31, 2000 were approximately .78% of the Bank's outstanding loan portfolio, net of loans held for sale compared to .66% for the same period in the previous year.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):


                                                  December 31, 2000     September 30, 2000
                                                  -----------------     -------------------

    Non-accruing loans which are
    contractually past due 90 days
     or more:

    Real Estate:
     Residential                                       $1,034                  $  763
    Commercial                                            252                     247
     Construction                                          --                      --
    Non-mortgage                                           35                     106
                                                       ------                  ------
    Total                                              $1,321                  $1,116
                                                       ======                  ------

    Percentage of loans receivable, net                  0.78%                   0.66%
                                                       ======                  ======

    Allowance for loan losses                          $1,303                  $1,360
                                                       ======                  ======

    Real estate acquired through
     foreclosure and repossessed
     assets, net of allowances                         $  376                  $  460
                                                       ======                  ======

     Non Interest Income and Expense
     --------------------------------

     Total non interest income increased $3,000 or .76% to $399,000 for the three months ended December 31, 2000 from $396,000 for the same period in the previous year. Loan servicing fee income for the three months ended December 31, 2000 was $25,000 compared to loan service fee income of $24,000 for the three months ended December 31, 1999. Gain on sale of loans increased $1,000 or .92% to $110,000 for the three months ended December 31, 2000 from $109,000 for the same period in the previous year. Gain on sale of investments increased $3,000 compared to $0 for the same period in the previous year. Fees from financial services decreased $2,000 to $261,000 for the three months ended December 31, 2000 from $263,000 for the same period in the previous year.

     For the three months ended December 31, 2000, total non interest expense increased $158,000 or 11.18% to $1,571,000 from $1,413,000 for the same period in 1999. All expenses were affected by the acquisition of South Carolina Community Bancshares which was finalized on November 12, 1999. Compensation and employee benefits increased $44,000 or 6.34% to $738,000 for the three month period ended December 31, 2000 from $694,000 for the same period in 1999 due primarily to compensation increases along with the full quarter impact of additional staff resulting from the acquisition. Occupancy and equipment expense increased $1,000 or .30% to $332,000 for the three months ended December 31, 2000 from $331,000 for the same period in 1999 due to higher depreciation expense. Professional services expenses increased $9,000 or 10.71% to $93,000 for the three month period ended December 31, 2000 from $84,000 for the same period in 1999 due to higher consulting fee expense. Goodwill amortization increased from $99,000 at December 31, 1999 to $165,000 at December 31, 2000. The increase was due to the additional amortization expense required for the merger. Other operating expense for the three months ended December 31, 2000 increased $41,000 to $221,000 from $180,000 for the same period in 1999 due to increases in telephone, printing and other general and administrative costs.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------

               The Corporation is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings are immaterial to the Corporation financial condition and results of operations.

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

               None

Item 5.     Other Information
            -----------------

               None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

               Reports on Form 8-K
               -------------------

               None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       UNION FINANCIAL BANCSHARES, INC.
                       --------------------------------
                                  (Registrant)



Date:     2/6/01                           By: /s/ Dwight V. Neese,
     --------------                           --------------------------------
                                              Dwight V. Neese, CEO


Date:     2/6/01                           By: /s/ Richard H. Flake
     --------------                           --------------------------------
                                                   Richard H. Flake, CFO