Form 10QSB
period 2001-03-31
UNION FINANCIAL BANCSHARES INC
filed 2001-05-14
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

(Mark One)

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----   ACT OF 1934
        For the quarterly period ended March 31, 2001
                                       --------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                  to
                                       ---------------      -------------------


                          COMMISSION FILE NUMBER 1-5735


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------


Delaware                                                 57-1001177
--------------------------------------------------------------------------------
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                           29379
-------------------------------------------                     ----------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code (864)429-1864

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,917,895 shares, $0.01 par value, common stock as of April 30, 2001.

                        UNION FINANCIAL BANCSHARES, INC.


                                      INDEX

PART I.           FINANCIAL INFORMATION                                  PAGE
                  ---------------------                                  ----

            Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of March 31, 2001
             and September 30, 2000                                         3

            Consolidated Statements of Income for the three and six months
             ended March 31, 2001 and 2000                                  4

            Consolidated Statements of Cash Flows for the six
             months ended March 31, 2001 and 2000                           5

            Consolidated Statements of Shareholders' Equity for the
            six months ended March 31, 2001 and 2000                        6

            Notes to Consolidated Financial Statements                      7

            Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 10


PART II.    OTHER INFORMATION                                              15
            -----------------


            Signatures                                                     17



UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2001 (unaudited) and September 30, 2000

                                                                                               MARCH 31,       SEPTEMBER 30,
ASSETS                                                                                           2001              2000
                                                                                              -----------       ------------
                                                                                                   (DOLLARS IN THOUSANDS)
Cash                                                                                          $   1,881         $   2,068
Short term interest-bearing deposits                                                             11,311             2,545
                                                                                              ---------         ---------
Total cash and cash equivalents                                                                  13,192             4,613
                                                                                              ---------         ---------
Investment and mortgage-backed securities:
  Held to maturity                                                                               12,730            37,652
  Available for sale                                                                             51,513            29,240
                                                                                              ---------         ---------
Total investment and mortgage-backed securities                                                  64,243            66,892
Loans, net
  Held for sale                                                                                   5,210             1,801
  Held for investment                                                                           160,693           166,006
                                                                                              ---------         ---------
Total loans receivable, net                                                                     165,903           167,807
Office properties and equipment, net                                                              6,960             6,485
Federal Home Loan Bank Stock, at cost                                                             2,625             2,625
Accrued interest receivable                                                                       1,680             1,629
Mortgage servicing rights                                                                           828               452
Goodwill intangible                                                                               6,628             7,042
Other assets                                                                                      2,444             1,519
                                                                                              ---------         ---------
TOTAL ASSETS                                                                                  $ 264,503         $ 259,064
                                                                                              =========         =========
LIABILITIES

Deposit accounts                                                                              $ 192,940         $ 187,974
Advances from the Federal Home Loan Bank and other borrowings                                    46,368            47,687
Accrued interest on deposits                                                                        392               329
Advances from borrowers for taxes and insurance                                                     238               473
Other liabilities                                                                                 1,638               677
                                                                                              ---------         ---------
TOTAL LIABILITIES                                                                               241,576           237,140
                                                                                              ---------         ---------
SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                                              0                 0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
   issued and outstanding - 1,917,895 shares at 3/31/01 and 1,911,005 at 9/30/00                     20                20
Additional paid-in capital                                                                       11,260            11,314
Accumulated other comprehensive income                                                           (1,346)           (2,050)
Retained earnings, substantially restricted                                                      12,993            12,640
                                                                                              ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                                                       22,927            21,924
                                                                                              ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 264,503         $ 259,064
                                                                                              =========         =========
See notes to consolidated financial statements.


UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended March 31, 2001 (unaudited) and 2000 (unaudited)

                                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    MARCH 31,         MARCH 31,          MARCH 31,        MARCH 31,
                                                                      2001              2000               2001             2000
                                                                  ------------      ------------       ------------     ------------
                                                                      (DOLLARS IN THOUSANDS)               (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Loans                                                           $     3,629        $     3,773       $     7,457       $     7,222
  Deposits and federal funds sold                                          78                 19               159                39
  Mortgage-backed securities                                              651                266             1,341               538
  Interest and dividends on
   investment securities                                                  338                384               681               751
                                                                  -----------        -----------       -----------       -----------
TOTAL INTEREST INCOME                                                   4,696              4,442             9,638             8,550
                                                                  -----------        -----------       -----------       -----------
INTEREST EXPENSE:
  Deposit accounts                                                      2,293              2,145             4,546             3,815
  Advances from the FHLB and other borrowings                             667                587             1,526             1,292
                                                                  -----------        -----------       -----------       -----------
TOTAL INTEREST EXPENSE                                                  2,960              2,732             6,072             5,107
                                                                  -----------        -----------       -----------       -----------
NET INTEREST INCOME                                                     1,736              1,710             3,566             3,443
  Provision for loan losses                                                11                  0                35                50
                                                                  -----------        -----------       -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                            1,725              1,710             3,531             3,393
                                                                  -----------        -----------       -----------       -----------
NON INTEREST INCOME:
  Fees for financial services                                             188                300               449               616
  Loan servicing fees (costs)                                             (10)                23                16                38
  Net gains on sale of investments                                          0                  0                 3                 0
  Net gains on sale of loans                                               84                 22               193               131
                                                                  -----------        -----------       -----------       -----------
TOTAL NON INTEREST INCOME                                                 262                345               661               785
                                                                  -----------        -----------       -----------       -----------
NON INTEREST EXPENSE:
  Compensation and employee benefits                                      728                792             1,465             1,486
  Occupancy and equipment                                                 278                367               611               698
  Deposit insurance premiums                                                9                  8                16                29
  Professional services                                                    85                 94               178               179
  Real estate operations                                                    0                 10                16                15
  Goodwill amortization                                                   162                 96               327               185
  Other                                                                   219                218               440               406
                                                                  -----------        -----------       -----------       -----------
TOTAL NON INTEREST EXPENSE                                              1,481              1,585             3,053             2,998
                                                                  -----------        -----------       -----------       -----------
INCOME BEFORE INCOME TAXES                                                506                470             1,139             1,180
Income tax expense                                                        178                164               404               417
                                                                  -----------        -----------       -----------       -----------
NET INCOME                                                        $       328        $       306       $       735       $       763
                                                                  ===========        ===========       ===========       ===========
BASIC NET INCOME PER COMMON SHARE                                 $      0.17        $      0.16       $      0.38       $      0.42
                                                                  ===========        ===========       ===========       ===========
DILUTED NET INCOME PER COMMON SHARE                               $      0.17        $      0.16       $      0.37       $      0.41
                                                                  ===========        ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

BASIC                                                               1,916,765          1,899,516         1,915,044         1,804,177

DILUTED                                                             1,965,848          1,943,791         1,962,650         1,851,545

See notes to consolidated financial statements.



UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2001 (unaudited) and 2000 (unaudited)

                                                                                 SIX MONTHS ENDED
                                                                         MARCH 31,              MARCH 31,
                                                                           2001                    2000
                                                                   --------------------    -------------------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                                  $735                   $763
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                   35                     50
  Amortization of intangibles                                                414                    185
  Depreciation expense                                                       392                    216
  Recognition of deferred income, net of costs                               (52)                   (27)
  Deferral of fee income, net of costs                                        64                    224
  Loans originated for sale                                               17,068                 17,977
  Sale of loans                                                          (17,068)               (17,977)
  Gain on sale of loans                                                      190                    131
  Changes in operating assets and liabilities:
   (Increase) decrease in accrued interest receivable                        (51)                  (496)
   (Increase) decrease  in other assets                                     (925)                   472
   Increase (decrease) in other liabilities                                  726                    672
   Increase (decrease) in accrued interest payable                            63                    129
                                                             --------------------    -------------------
Net cash provided by operating activities                                  1,591                  2,319
                                                             --------------------    -------------------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Held to maturity                                                            0                 (4,886)
   Available for sale                                                     (1,133)                (2,901)
Proceeds from sale of investment and mortgage-
    backed securities                                                      1,735                      0
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                        950                      0
Principal repayments on mortgage-backed securities:
   Held to maturity                                                          321                    386
   Available for sale                                                        776                    975
Acquisition of SCCB                                                            0                 (2,410)
Net (increase) decrease in loans                                           2,258                 (2,633)
Net (increase) decrease in  mortgage servicing rights                       (376)                   666
Purchase of FHLB stock                                                         0                    (45)
Redemption of FHLB stock                                                       0                      0
Purchase of office properties and equipment                                 (867)                (1,206)
                                                             --------------------    -------------------
Net cash provided by (used by) investing activities                       $3,664               ($12,054)
                                                             --------------------    -------------------
FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                   0                    123
Dividends paid in cash ($0.20 per share -2001
and $0.20 per share - 2000)                                                 (323)                  (317)
Proceeds from the exercise of stock options                                    0                     13
Increase in goodwill intangible                                                0                 (2,682)
Proceeds from term borrowings                                             (1,319)                (5,835)
Increase (Decrease) in deposit accounts                                    4,966                 19,382
                                                             --------------------    -------------------
Net cash provided by financing activities                                  3,324                 10,684
                                                             --------------------    -------------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                                    8,579                    949

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                  4,613                  5,570
                                                             --------------------    -------------------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                      $13,192                 $6,519
                                                             ====================    ===================
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                              $718                     $0
  Interest                                                                 6,009                  4,977

Non-cash transactions:
  Loans foreclosed                                                            71                    200

See notes to consolidated financial statements.


                                                UNION FINANCIAL BANCSHARES, INC.
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                      SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                                              RETAINED       ACCUMULATED
                                                               ADDITIONAL     EARNINGS          OTHER          TOTAL
                                              COMMON STOCK      PAID-IN     SUBSTANTIALLY   COMPREHENSIVE   SHAREHOLDERS'
                                             SHARES    AMOUNT   CAPITAL       RESTRICTED        INCOME         EQUITY
                                             ------    ------   -------       ----------        ------         ------
                                                                   (In Thousands, Except Share Data)
BALANCE AT SEPTEMBER 30, 1999               1,357,214     14      5,484          11,019         (1,779)        14,738

Net income                                                                          763                           763

Other comprehensive income
 Unrealized losses on securities:
  Unrealized holding losses arising during
   period                                                                                         (572)          (572)
                                                                                                  ----           ----
Comprehensive income                                                                                              191

Options exercised                               2,200                13                                            13

Dividend reinvestment plan contributions       16,124      1        123                                           124

Acquisition of SC Community Bancshares        526,183      5      5,643                                         5,648

Cash dividend ($.20 per share)                                                     (317)                         (317)
                                         ------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                   1,901,721    $20    $11,263         $11,465        ($2,351)       $20,397
                                         ====================================================================================
BALANCE AT SEPTEMBER 30, 2000               1,911,005     20     11,314          12,640         (2,050)        21,924

Net income                                                                          735                           735

 Other comprehensive income
  Unrealized gains on securities:
   Equity reclassification
    Unrealized holding gains arising during
     period                                                                                        113            113
Comprehensive income                                                                               591            591
                                                                                                   ---            ---
Equity reclassification                                            (113)                                         (113)

Dividend reinvestment plan contributions        6,890                59                                            59

Cash dividend ($.20 per share)                                                     (382)                         (382)
                                         ------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                   1,917,895    $20    $11,260         $12,993        ($1,346)       $22,927
                                         ====================================================================================


                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Presentation of Consolidated Financial Statements
      -------------------------------------------------

      The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiary, Provident Community Bank (the "Bank"). The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 2000 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

      Additional proposed guidance addresses the accounting treatment for goodwill generated in a purchase business combination transaction. Proposed guidance by the FASB requires goodwill to be carried at fair value and will no longer be amortized on a straight line basis. Management does not know the impact of the proposed pronouncement on the Corporation's financial condition.

2.    Income Per Share
      ----------------

      Income per share amounts for the three and six months ended March 31, 2001 and 2000 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.    Assets Pledged
      --------------

      Approximately $27,387,000 and $12,535,000 of debt securities at March 31, 2001 and September 30, 2000, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.    Contingencies and Loan Commitments
      ----------------------------------

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2001 related to these items is summarized below:

      Loan Commitments:                                      Contract Amount
      ----------------                                       ---------------
            Approved loan commitments                         $   805,000
            Unadvanced portions of loans                        9,739,000
                                                             ------------
            Total loan commitments                            $10,544,000
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

      Commitments outstanding at March 31, 2001 consist of fixed and adjustable rate loans of approximately $10,544,000 at rates ranging from 6.5% to 7.5%. Commitments to originate loans generally expire within 30 to 60 days.

      Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $22,623,000 at March 31, 2001. Of these lines, the outstanding loan balances totaled approximately $12,884,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $3,200,000, which had an outstanding balance at March 31, 2001 of approximately $1,011,000. At March 31, 2001, the Bank had loan commitments to sell $12,262,000 in fixed rate residential loans which had not been closed to Freddie Mac for the months of April-June, 2001.

5.    Acquisition of South Carolina Community Bancshares, Inc.
      --------------------------------------------------------

      On November 12, 1999, the Corporation completed the acquisition of South Carolina Community Bancshares, Inc. and its wholly owned subsidiary, Community Federal Savings Bank. The Corporation issued a total of 526,183 shares and paid a total of $3,582,081 to the shareholders of South Carolina Community Bancshares, Inc. Each shareholder received $5.25 in cash and 0.817 shares of Union Financial common stock valued at $10.68 per share that was based upon the average market price of Union Financial common stock during the 25 trading day period that ended on the trading day that immediately preceded the third day prior to the merger's closing. The transaction was accounted for under the purchase method of accounting. The two offices of Community Federal Savings Bank became offices of Provident Community Bank. At September 30, 1999, South Carolina Community Bancshares, Inc. had total assets of $46.6 million, loans of $40.2 million and deposits of $35.9 million. Approximately $4.7 million in goodwill was created with the transaction and will be amortized straight-line over 15 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Forward Looking Statements
      --------------------------

      Management's discussion and analysis of financial condition and results of operations and other portions of this report contain certain
      "forward-looking statements" concerning the future operations of the Corporation and the Bank. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Corporation's and the Bank's market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, the ability of the Corporation to efficiently incorporate acquisitions into its operations, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements", and undue reliance should not be placed on such statements.

      Financial Condition
      -------------------

      Total assets of the Corporation increased $5,439,000 or 2.10% to $264,503,000 at March 31, 2001 from $259,064,000 at September 30, 2000 due primarily to higher short term investments. The increase in short term investments was due to higher fed funds sold at quarter end in anticipation of security purchases that were in process of settlement. Investments and mortgage-backed securities decreased approximately $2,649,000 or 3.96% during the six months ended March 31, 2001 due to the sale of a fixed rate mortgage backed security in order to reduce interest rate risk exposure. During the quarter ended December 31, 2000 the Corporation reclassified approximately $24,000,000 in mortgage backed securities from held to maturity to available for sale as part of the adoption of FASB 133, Accounting for Derivative Instruments and Hedging
                             ---------------------------------------------------
      Activities.  The purpose of this  transfer  was to allow for the  possible
      ----------
      sale of the fixed rate securities in order to reduce interest rate risk exposure. Loans decreased $1,904,000 or 1.13% to $165,903,000 at March 31, 2001. The decrease in loans was due to higher principal reductions along with reductions in residential mortgage loan production. The Corporation continues to focus on consumer and commercial lending with reduced emphasis on wholesale residential mortgage loans. Deposits increased $4,966,000 or 2.64% to $192,940,000 at March 31, 2001. The increase was due primarily to a $4,000,000 deposit received from the State of South Carolina through the state institutional bid program. The funds are normally priced less than current deposit rates and are held for a period of six months. Borrowings decreased $1,319,000 or 2.77% to $46,368,000 at March 31, 2001 from $47,687,000. Shareholders' equity increased

      $1,003,000 or 4.57% to $22,927,000 from $21,924,000 due to net income year to date and unrealized gains in securities available for sale, offset by the payment of a $0.20 per share quarterly dividend.

      Liquidity
      ---------

      Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan sales and repayments, borrowings, maturity of securities and interest payments.

      Recent legislation has repealed the Office of Thrift Supervision minimum liquidity ratio requirement. The Office of Thrift Supervision regulations now require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. As in the past, management expects that the Bank can meet its obligations to fund outstanding loan commitments while maintaining liquidity to ensure the Bank's safe and sound operation.

      Capital Resources
      -----------------

      The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

      As of March 31, 2001, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                   REQUIREMENT   ACTUAL   EXCESS
--------------------------------------------------------------------------------

      Tangible capital                                 $3,889   $17,629  $13,740
      Tangible capital to adjusted total assets         1.50%     6.80%    5.30%

      Core capital                                    $10,372   $17,629  $ 7,257
      Core capital to adjusted total assets             4.00%    6.80%     2.80%

      Risk based capital                              $11,386   $18,908   $7,522
      Risk based capital to risk weighted assets        8.00%    13.29%    5.29%

      The reported capital requirements are based on information reported in the OTS March 31, 2001 quarterly thrift financial report.

      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
      ----------------------------------------------------------------------

      General
      -------

      Net income decreased $28,000 or 3.67% to $735,000 for the six months ended March 31, 2001 as compared to the same period in 2000 due primarily to reductions in non interest income as a result of lower production from Provident Financial Services, the wholly owned subsidiary of Provident
      Community Bank. All current year comparative references reflect the acquisition of South Carolina Community Bancshares from the acquisition date, November 12, 1999.

      Interest Income
      ---------------

      Interest income increased $1,088,000 or 12.73% for the six months ended March 31, 2001 as compared to the same period in 2000. Interest income on loans increased 3.25% or $235,000 to $7,457,000 for the six months ended March 31, 2001 from $7,222,000 for the six months ended March 31, 2000, due primarily to higher earning assets from the growth of the consumer and commercial loan portfolios. Interest and dividends on investment and mortgage-backed securities increased $733,000 or 56.87% for the six months ended March 31, 2001 to $2,022,000 from $1,289,000 during the same period in 2000. The increase was due primarily to an increase in the level of purchases in mortgage-backed securities made during the last quarter of the previous fiscal year.

      Interest Expense
      ----------------

      Interest expense increased $965,000 or 18.90% for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000 due primarily to higher deposit rates as a result of high short term certificate of deposit rates not decreasing in line with loan rates. Interest expense on deposit accounts increased $731,000 or 19.16% to $4,546,000 for the six months ended March 31, 2001 from $3,815,000 during the same period in 2000. Interest expense on borrowings increased $234,000 or 18.11% for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000 due primarily to rising rates and higher borrowing levels during the period.

      Provision for Loan Loss
      -----------------------

      During the six months ended March 31, 2001, provisions for loan losses were $35,000 as compared to $50,000 for the same period in the previous year. The reduction in the provision reflects the implementation of a risk weighted loan loss reserve methodology that provides better insight into the reserve calculation. Management believes the Bank's loan loss allowance is adequate to absorb estimated future loan losses. The Bank's loan loss allowances at March 31, 2001 were approximately .78% of the Bank's outstanding loan portfolio, net of loans held for sale compared to .75% for the same period in the previous year.

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):


                                          MARCH 31, 2001    SEPTEMBER 30, 2000
                                          --------------    ------------------

      Non-accruing loans which are
      contractually past due 90 days
       or more:

      Real Estate:
       Residential                             $  545            $  763
      Commercial                                1,149               247
      Construction                                 --               --
                                                   44               106
                                                -----              ----
      Total                                    $1,738            $1,116
                                               ======            ======

      Percentage of loans receivable, net       1.05%             0.66%
                                                =====             =====

      Allowance for loan losses                $1,282            $1,360
                                               ======            ======

      Real estate acquired through
       foreclosure and repossessed
       assets, net of allowances                 $113             $ 460
                                                 ====             =====

      Non accrual loans increased $622,000 to $1,738,000 for the period ending March 31, 2001 from $1,116,000 at September 30, 2000. The increase was due to the classification of one commercial loan with a current balance of $833,000. The loan was 90 days past due at March 31, 2001 and is well collateralized with commercial real estate as security. The overall level of non performing loans is projected to decline over the near term.

      The provision for loan loss calculation includes a segmentation of loan categories subdivided by residential mortgage, commercial and consumer loans. Each category is rated for all loans including performing groups. The weights assigned to each performing group is developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition, as the loan categories increase and decrease in balance, the provision for loan loss calculation will adjust accordingly.

      Non Interest  Income and Expense
      --------------------------------

      Total non interest income decreased $124,000 or 15.80% to $661,000 for the six months ended March 31, 2001 from $785,000 for the same period in the previous year. Fees from financial services decreased $167,000 or 27.11% to $449,000 for the six months ended March 31, 2001 from $616,000 for the same period in the previous year. The decrease was due primarily to a reduction in production from Provident Financial Services, a wholly- owned subsidiary of Provident Community Bank as a result of changing economic conditions for brokerage relationships. Loan servicing fee income for the six months ended March 31, 2001 was $16,000 compared to loan service fee income of $38,000 for the six months ended March 31, 2000. The decrease in loan servicing fee income was due to the sale of approximately $250 million in loan servicing rights that was completed on September 30, 2000. Gain on sale of loans increased $62,000 or 47.33% to $193,000 for the six months ended March 31, 2001 from $131,000 for the same period in the previous year. Although residential loan sales increased approximately 4.05% over the previous year, the Corporations continued focus on consumer and commercial lending will result in a reduction in future loan sales and therefore lower gains from this line of business.

      For the six months ended March 31, 2001, total non interest expense increased $55,000 or 1.83% to $3,053,000 from $2,998,000 for the same period in 2000. The projected expense reductions anticipated in the acquisition of South Carolina Community Bancshares which was finalized on November 12, 1999 were realized and contributed to the minimal expense increase over the previous year. Compensation and employee benefits decreased $21,000 or 1.41% to $1,465,000 for the six month period ended March 31, 2001 from $1,486,000 for the same period in 2000 due primarily to staff reductions resulting from the acquisition. Occupancy and equipment expense decreased $87,000 or 12.46% to $611,000 for the six months ended March 31, 2001 from $698,000 for the same period in 2000 due to lower data processing expense as a result of a prior year data processing conversion. Goodwill amortization increased from $185,000 at March 31, 2000 to $327,000 at March 31, 2001. The increase was due to the additional amortization expense required for the merger. Other operating expense for the six months ended March 31, 2001 increased $34,000 to $440,000 from $406,000 for the same period in 2000 due to increases in telephone, printing and other general and administrative costs.

PART II  - OTHER INFORMATION

ITEM 1.     Legal Proceedings
            -----------------

                  The Corporation is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings are immaterial to the Corporation's financial condition and results of operations.

ITEM 2.     Changes in Securities
            ---------------------

                  Not applicable.

ITEM 3.     Defaults upon Senior Securities
            -------------------------------

                  Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            The Annual Meeting of the Stockholders of the Corporation was held on January 17, 2001. The results of the vote on the matters presented at the meeting is as follows:

            1> The following individuals were elected as directors, each for a three-year term:

                                      Votes For         Votes Withheld
                                      ---------         --------------

                  Mason G. Alexander  1,234,119               99,857
                  James W. Edwards    1,247,870               86,106

            2> The appointment of Elliott, Davis & Company, LLP, as auditors for the Corporation for the fiscal year ending September 30, 2001 was ratified by the shareholders by the following vote:

                  For  1,262,167     Against  65,810     Abstain  5,999
                       ---------              -------             -----

            3>    The adoption of the 2001 Stock Option Plan:

                  For  808,250       Against  148,587    Abstain  18,521
                       -------                --------            ------

                  Broker Non-Votes                   358,618
                                                     -------

ITEM 5.     Other Information
            -----------------

                  None

ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------


            (a)   Exhibits

                  10.1 Union Financial Bancshares, Inc. 2001 Stock Option Plan.*

            (b)   Reports on Form 8-K
                  -------------------

                  None

            ---------------------

            * Incorporated by reference into this document from the appendix to the Proxy statement for its 2001 Annual Meeting, dated December 22, 2000.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
                                  (REGISTRANT)



Date: May 7, 2001                   By: /s/ Dwight V. Neese
      --------------------------        --------------------------------------
                                        Dwight V. Neese, CEO


Date: May 7, 2001                   By: /s/ Richard H. Flake
      --------------------------        --------------------------------------
                                        Richard H. Flake, CFO