Form 10QSB
period 2001-06-30
UNION FINANCIAL BANCSHARES INC
filed 2001-08-09
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001
                                      -------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----   SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                     to
                                      ------------------      -----------------


                          COMMISSION FILE NUMBER 1-5735


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------

Delaware                                                   57-1001177
--------------------------------------------------------------------------------
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                           29379
-------------------------------------------                     ----------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code (864) 429-1864

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,921,298 shares, $0.01 par value, common stock as of July 30, 2001.

                        UNION FINANCIAL BANCSHARES, INC.


                                      INDEX

PART I.           FINANCIAL INFORMATION                                    PAGE
                  ---------------------                                    ----

            Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of June 30, 2001
             and September 30, 2000                                            3

            Consolidated Statements of Income for the three and nine months
             ended June 30, 2001 and 2000                                      4

            Consolidated Statements of Cash Flows for the nine
             months ended June 30, 2001 and 2000                               5

            Consolidated Statements of Shareholders' Equity for the
            nine months ended June 30, 2001 and 2000                           6

            Notes to Consolidated Financial Statements                         7

            Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    10


PART II.    OTHER INFORMATION                                                 15
            -----------------

            Item 1. Legal Proceedings                                         15

            Item 2. Changes in Securities                                     15

            Item 3. Defaults Upon Senior Securities                           15

            Item 4. Submission of Matters to a Vote of Security Holders       15

            Item 5. Other Information                                         15

            Item 6. Exhibits and Reports on Form 8-K                          15

            Signatures                                                        16



ITEM 1.    FINANCIAL STATEMENTS
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                                                                              JUNE 30,            SEPTEMBER 30,
ASSETS                                                                          2001                 2000
                                                                            -------------        -------------
                                                                                  (DOLLARS IN THOUSANDS)
Cash                                                                      $        2,337       $        2,068
Short term interest-bearing deposits                                              10,190                2,545
                                                                           -------------        -------------
Total cash and cash equivalents                                                   12,527                4,613
                                                                           -------------        -------------
Investment and mortgage-backed securities:
  Held to maturity                                                                11,825               37,652
  Available for sale                                                              56,213               29,240
                                                                           -------------        -------------
Total investment and mortgage-backed securities                                   68,038               66,892
Loans , net
  Held for sale                                                                        0                1,801
  Held for investment                                                            158,140              166,006
                                                                           -------------        -------------
Total loans receivable, net                                                      158,140              167,807
Office properties and equipment, net                                               7,174                6,485
Federal Home Loan Bank Stock, at cost                                              2,625                2,625
Accrued interest receivable                                                        1,609                1,629
Mortgage servicing rights                                                            988                  452
Goodwill intangible                                                                6,464                7,042
Other assets                                                                       2,271                1,519
                                                                           -------------        -------------
TOTAL ASSETS                                                              $      259,836       $      259,064
                                                                           =============        =============
LIABILITIES

Deposit accounts                                                          $      195,479       $      187,974
Advances from the Federal Home Loan Bank and other borrowings                     39,127               47,687
Accrued interest on deposits                                                         379                  329
Advances from borrowers for taxes and insurance                                      274                  473
Other liabilities                                                                  1,338                  677
                                                                           -------------        -------------
TOTAL LIABILITIES                                                                236,597              237,140
                                                                           -------------        -------------
SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                              0                    0
Common stock - $0.01 par value,
  authorized - 2,500,000 shares, issued and outstanding - 1,921,298
   shares at 6/30/01 and 1,911,005 at 9/30/00                                        20                   20
Additional paid-in capital                                                       11,290               11,314
Accumulated other comprehensive income                                           (1,176)              (2,050)
Retained earnings, substantially restricted                                      13,105               12,640
                                                                           ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                                                       23,239               21,924
                                                                           ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $     259,836        $     259,064
                                                                           ============         ============

See notes to consolidated financial statements.



UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE  AND NINE MONTHS ENDED JUNE 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)


                                              Three Months Ended              Nine Months Ended
                                          June 30,        June 30,        June 30,         June 30,
                                            2001            2000            2001             2000
                                        -------------   -------------   -------------    -------------
                                            (DOLLARS IN THOUSANDS)         (DOLLARS IN THOUSANDS)
Interest Income:
  Loans                               $        3,616  $        3,699  $       11,073   $       10,944
  Deposits and federal funds sold                 65              19             224               58
  Mortgage-backed securities                     728             431           2,069              968
  Interest and dividends on
   investment securities                         328             379           1,008            1,131
                                        -------------   -------------   -------------    -------------
Total Interest Income                          4,737           4,528          14,374           13,101
                                        -------------   -------------   -------------    -------------

Interest Expense:
  Deposit accounts                             2,192           2,241           6,675            6,056
  Advances from the FHLB and other borrowings    653             662           2,241            1,954
                                        -------------   -------------   -------------    -------------
Total Interest Expense                         2,845           2,903           8,916            8,010
                                        -------------   -------------   -------------    -------------

Net Interest Income                            1,892           1,625           5,458            5,091
  Provision for loan losses                       10             150              45              200
                                        -------------   -------------   -------------    -------------
Net Interest Income After
   Provision for Loan Losses                   1,882           1,475           5,413            4,891
                                        -------------   -------------   -------------    -------------

Non Interest Income:
  Fees for financial services                    233             322             683              938
  Loan servicing fees (costs)                    (44)            167             (28)             204
  Net gains (losses) on sale of investments        0               0               3                0
  Net gains (losses) on sale of loans             17             160             210              292
                                        -------------   -------------   -------------    -------------
Total Non Interest Income                        206             649             868            1,434
                                        -------------   -------------   -------------    -------------

Non Interest Expense:
  Compensation and employee benefits             743             709           2,208            2,195
  Occupancy and equipment                        349             362             960            1,061
  Deposit insurance premiums                       8              13              24               42
  Professional services                          105              60             283              238
  Real estate operations                          (2)             13              14               28
  Goodwill amortization                          162             111             489              320
  Other                                          255             181             695              586
                                        -------------   -------------   -------------    -------------
Total Non Interest Expense                     1,620           1,449           4,673            4,470
                                        -------------   -------------   -------------    -------------

Income Before Income Taxes                       468             675           1,608            1,855
Income tax expense                               165             215             569              632
                                        -------------   -------------   -------------    -------------
Net Income                            $          303  $          460  $        1,039   $        1,223
                                        =============   =============   =============    =============

Basic Net Income Per Common Share     $         0.16  $         0.24  $         0.54   $         0.67
                                        =============   =============   =============    =============

Diluted Net Income Per Common Share   $         0.15  $         0.24  $         0.53   $         0.65
                                        =============   =============   =============    =============

Weighted Average Number of
  Common Shares Outstanding

Basic                                      1,920,176       1,904,947       1,916,759        1,837,644

Diluted                                    1,977,210       1,904,947       1,967,502        1,869,281

See notes to consolidated financial statements.



UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                            JUNE 30,        JUNE 30,
                                                              2001            2000
                                                          -------------   -------------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                                      $1,039          $1,222
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                         45             200
  Amortization of intangibles                                      578             242
  Depreciation expense                                             593             332
  Recognition of deferred income, net of costs                     (58)           (199)
  Deferral of fee income, net of costs                              70             443
  Loans originated for sale                                     27,825          38,583
  Sale of loans                                                (27,825)        (38,583)
  Gain on sale of loans                                            210             292
  Changes in operating assets and liabilities:
   (Increase) decrease in accrued interest receivable               20            (154)
   (Increase) decrease  in other assets                           (752)            687
   Increase (decrease) in other liabilities                        462           1,119
   Increase (decrease) in accrued interest payable                  50              60
                                                          -------------   -------------
Net cash provided by (used by) operating activities              2,257           4,244
                                                          -------------   -------------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Held to maturity                                                  0         (30,365)
   Available for sale                                           (8,923)         (4,094)
Proceeds from sale of investment and mortgage-
    backed securities                                            4,353               0
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                            1,650             100
Principal repayments on mortgage-backed securities:
   Held to maturity                                                296             577
   Available for sale                                            1,478           1,486
Acquisition of SCCB                                                  0          (2,410)
Net (increase) decrease in loans                                10,161          20,998
Net (increase) decrease in  mortgage servicing rights             (536)            290
Purchase of FHLB stock                                               0             (88)
Redemption of FHLB stock                                             0               0
Purchase of office properties and equipment                     (1,282)         (1,916)
                                                          -------------   -------------
Net cash provided by (used by) investing activities             $7,197        ($15,422)
                                                          -------------   -------------
FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                        89             158
Dividends paid in cash ($0.30 per share -2001
and $0.30  per share - 2000)                                      (574)           (506)
Proceeds from the exercise of stock options                          0              13
Increase in goodwill intangible                                      0          (2,626)
Proceeds from term borrowings                                   (8,560)          1,361
Increase (Decrease) in deposit accounts                          7,505          15,061
                                                          -------------   -------------
Net cash (used by) provided by financing activities             (1,540)         13,461
                                                          -------------   -------------
NET  DECREASE\INCREASE IN CASH
   AND CASH EQUIVALENTS                                          7,914           2,283

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                        4,613           5,570
                                                          -------------   -------------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                            $12,527          $7,853
                                                          =============   =============
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                    $437              $0
  Interest                                                       8,866           8,010

Non-cash transactions:
  Loans foreclosed                                                 $71            $125

See notes to consolidated financial statements.


                        UNION FINANCIAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                                                          Retained      Accumulated
                                                                            Additional    Earnings         Other         Total
                                                           Common Stock      Paid-in    Substantially  Comprehensive  Shareholders'
                                                      Shares       Amount    Capital      Restricted       Income        Equity
                                                      ------       ------    -------      ----------       ------        ------
                                                                             (In Thousands, Except Share Data)
BALANCE AT SEPTEMBER 30, 1999                        1,357,214         14      5,484         11,019         (1,779)       14,738

Net income                                                                                    1,222                        1,222

  Other comprehensive income
    Unrealized losses on securities:
       Unrealized holding losses arising during
        period                                                                                                (655)         (655)
                                                                                                              -----         -----
  Comprehensive income                                                                                                       567

Options exercised                                        2,200                    13                                          13

Dividend  reinvestment plan contributions               20,936          1        158                                         159

Acquisition of SC Community Bancshares                 526,183          5      5,643                                       5,648

Cash dividend ($.30 per share)                                                                 (506)                        (506)

                                                   -------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2000                             1,906,533        $20    $11,298        $11,735        ($2,434)      $20,619
                                                   ===============================================================================

BALANCE AT SEPTEMBER 30, 2000                        1,911,005         20     11,314         12,640         (2,050)       21,924

Net income                                                                                    1,039                        1,039

  Other comprehensive income
    Unrealized gains on securities:
       Equity reclassification                                                                                 113           113
       Unrealized holding gains arising during
        period                                                                                                 761           761
                                                                                                               ---           ---
  Comprehensive income                                                                                                     1,913

Equity reclassification                                                          113                                        (113)

Dividend  reinvestment plan contributions               10,293                    89                                          89

Cash dividend ($.30 per share)                                                                  574                         (574)

                                                   -------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                             1,921,298        $20    $11,290        $13,105        ($1,176)      $23,239
                                                   ===============================================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Presentation of Consolidated Financial Statements
      -------------------------------------------------

      The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiary, Provident Community Bank (the "Bank"). The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 2000 has been derived from the Company's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

      RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This
      -------------------------------------------------------------------
      staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102.

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141- Business Combinations. This FASB addresses accounting and
                ----------------------
      reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible
                                                   -----------------------------
      Assets.  This SFAS  addresses  how  goodwill and other  intangible  assets
      ------
      should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company is in the process of determining the effect of this SFAS on the financial position of the Company.

       Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.    Income Per Share
      ----------------

      Income per share amounts for the three and nine months ended June 30, 2001 and 2000 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.    Assets Pledged
      --------------

      Approximately $26,733,000 and $12,535,000 of debt securities at June 30, 2001 and September 30, 2000, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.    Contingencies and Loan Commitments
      ----------------------------------

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2001 related to these items is summarized below:

      Loan Commitments:                                      Contract Amount
      ----------------                                       ---------------
            Approved loan commitments                         $   530,000
            Unadvanced portions of loans                       11,107,000
                                                              -----------
            Total loan commitments                            $11,637,000
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

      Commitments outstanding at June 30, 2001 consist of fixed and adjustable rate loans of approximately $11,637,000 at rates ranging from 6.5% to 7.5%. Commitments to originate loans generally expire within 30 to 60 days.

      Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $23,978,000 at June 30, 2001. Of these lines, the outstanding loan balances totaled approximately $12,871,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $3,200,000, which had an outstanding balance at June 30, 2001 of approximately $651,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Forward Looking Statements
      --------------------------

      Management's discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q contain certain "forward-looking statements" concerning the future operations of the Corporation and the Bank. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in our 10-Q to describe future plans and strategies. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation's and the Bank's market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements", and undue reliance should not be placed on such statements.

      Financial Condition
      -------------------

      Total assets of the Corporation increased $772,000 or .30% to $259,836,000 at June 30, 2001 from $259,064,000 at September 30, 2000. Short term investments increased $7,914,000 or 171.56% due to higher federal funds sold at quarter end in anticipation of security purchases that were in process of settlement. Investments and mortgage-backed securities increased approximately $1,146,000, or 1.71%, from September 30, 2000 to June 30, 2001 due to the sale of fixed-rate mortgage-backed securities offset by additional purchases of adjustable rate mortgage backed securities in order to reduce interest rate risk exposure. During the quarter ended December 31, 2000 the Corporation reclassified approximately $24,000,000 in mortgage backed securities from held to maturity to available for sale as part of the adoption of FASB 133, Accounting for
                                                                 ---------------
      Derivative  Instruments  and  Hedging  Activities.  The  purpose  of  this
      -------------------------------------------------
      transfer was to allow for the sale of the fixed rate securities in order to reduce interest rate risk exposure. Loans decreased $9,667,000, or 5.76%, to $158,140,000 at June 30, 2001. The decrease in loans was due to higher principal reductions along with reductions in residential mortgage loan production. The Corporation continues to focus on consumer and commercial lending with reduced emphasis on wholesale residential mortgage loans. Deposits increased $7,505,000 or 3.99% to $195,479,000 at June 30, 2001. The increase was due primarily to a $4,000,000 deposit received from the State of South Carolina through the state institutional bid program. The funds are normally priced less than current deposit rates and are held for a period of six months. Borrowings decreased $8,560,000, or 17.95%, to $39,127,000 at June 30, 2001 from $47,687,000. Shareholders' equity increased  $1,315,000 or 6.00% to $23,239,000  from $21,924,000 due to net income
      year to date and an increase in unrealized gains in securities available for sale, offset by the payment of a $0.30 per share quarterly dividend.

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

      As of June 30, 2001, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                   REQUIREMENT   ACTUAL   EXCESS
--------------------------------------------------------------------------------

      Tangible capital                             $  3,819     $17,824  $14,005
      Tangible capital to adjusted total assets       1.50%       7.00%    5.50%

      Core capital                                  $10,185     $17,824  $ 7,639
      Core capital to adjusted total                  4.00%       7.00%    3.00%

      Risk based capital                            $11,345     $19,027  $ 7,682
      Risk based capital to risk weighted assets      8.00%      13.42%    5.42%

      The reported capital requirements are based on information reported in the OTS June 30, 2001 quarterly thrift financial report.

      RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
      ----------------------------------------------------------------------

      General
      -------

      Net income decreased $184,000, or 15.04%, to $1,039,000 for the nine months ended June 30, 2001 as compared to the same period in 2000 as reductions in non interest income were partially offset by an increase in net interest income. Non-interest income decreased due to reduced mortgage loan service fees and lower gain on sale of mortgage loans as a result of the sale of the Bank's mortgage loan servicing portfolio that was completed during the fourth quarter of fiscal 2000.

      Interest Income
      ---------------

      Interest income increased $1,273,000, or 9.72%, for the nine months ended June 30, 2001 as compared to the same period in 2000. Interest income on loans increased slightly by 1.18%, or $129,000, to $11,073,000 for the nine months ended June 30, 2001 from $10,944,000 for the nine months ended June 30, 2000. Interest and dividends on investment and mortgage-backed securities increased $978,000, or 46.59%, for the nine months ended June 30, 2001 to $3,077,000 from $2,099,000 during the same period in 2000. The increase was due primarily to an increase in the level of purchases in mortgage-backed securities made during the last quarter of the previous fiscal year.

      Interest Expense
      ----------------

      Interest expense increased $906,000, or 11.31%, for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000 due primarily to higher deposit rates as a result of high short term certificate of deposit rates. Interest expense on deposit accounts increased $619,000, or 10.22%, to $6,675,000 for the nine months ended June 30, 2001 from $6,056,000 during the same period in 2000. Deposit rates have trended downward from the previous quarter end and are projected to continue downward through the fiscal year end. Interest expense on borrowings increased $287,000, or 14.69%, for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000 due primarily to rising rates and higher borrowing levels during the period.

      Provision for Loan Loss
      -----------------------

      During the nine months ended June 30, 2001, provisions for loan losses were $45,000 as compared to $200,000 for the same period in the previous year. The reduction in the provision reflects the implementation of a risk weighted loan loss reserve methodology that provides better insight into the reserve calculation. Management believes the Bank's loan loss allowance is adequate to absorb estimated future loan losses. The Bank's loan loss allowances at June 30, 2001 were approximately .74% of the Bank's outstanding loan portfolio compared to .82% for the same period in the previous year.

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

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                            JUNE 30, 2001     SEPTEMBER 30, 2000
                                            -------------     ------------------
      Non-accruing loans which are
      contractually past due 90 days
       or more:

      Real Estate:
       Residential                            $  623              $  763
      Commercial                                 311                 247
      Consumer                                    44                 106
                                               -----                ----
      Total                                   $  953              $1,116
                                              ======              ======

      Percentage of loans receivable, net       0.60%               0.66%
                                               ======              =====

      Percentage of allowance for loan losses   0.79%               0.82%
                                               ======              =====

      Allowance for loan losses               $1,204              $1,360
                                              ======              ======

      Real estate acquired through
       foreclosure and repossessed
       assets, net of allowances              $   88              $  460
                                              ======              =======

      Non accrual loans decreased $163,000 to $953,000 for the period ending June 30, 2001 from $1,116,000 at September 30, 2000.The commercial balance consist of five loans supported by good collateral and all residential loans have low loan to value ratios.

      Non Interest  Income and Expense
      --------------------------------

      Total non interest income decreased $566,000 or 39.47% to $868,000 for the nine months ended June 30, 2001 from $1,434,000 for the same period in the previous year. Fees from financial services decreased $255,000 or 27.19% to $683,000 for the nine months ended June 30, 2001 from $938,000 for the same period in the previous year. The decrease was due primarily to a reduction in production from Provident Financial Services, a wholly-owned subsidiary of Provident Community Bank, as a result of changing economic and market conditions. Loan servicing fee costs for the nine months ended June 30, 2001 were ($28,000) compared to loan service fee income of $204,000 for the nine months ended June 30, 2000. The decrease in loan servicing fee income was due to the sale of approximately $250 million in loan servicing rights that was completed on September 30, 2000. Gain on sale of loans decreased $82,000, or 28.08%, to $210,000 for the nine months ended June 30, 2001 from $292,000 for the same period in the previous year. The Corporation's significant reduction of wholesale residential lending along with the continued focus on consumer and commercial lending will result in a reduction in future loan sales and therefore lower gains from this line of business.

      For the nine months ended June 30, 2001, total non interest expense increased $203,000, or 4.54%, to $4,673,000 from $4,470,000 for the same period in 2000. Approximately 83.25% or $169,000 of the total increase of $203,000 was additional goodwill amortization from the acquisition of South Carolina Community Bancshares. The projected expense reductions anticipated in the acquisition of South Carolina Community Bancshares which was finalized on November 12, 1999 were realized and contributed to the minimal expense increase over the previous year. Compensation and employee benefits increased $13,000 or .59% to $2,208,000 for the nine month period ended June 30, 2001 from $2,195,000 for the same period in 2000 due primarily to staff reductions resulting from the acquisition offset by salary increases for existing staff. Occupancy and equipment expense decreased $101,000, or 9.52%, to $960,000 for the nine months ended June 30, 2001 from $1,061,000 for the same period in 2000 due to lower data processing expense as a result of a prior year data processing conversion. Other operating expense for the nine months ended June 30, 2001 increased $109,000 to $695,000 from $586,000 for the same period in 2000 due to increases in telephone, printing and other general and administrative costs.

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


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
                                  (REGISTRANT)



Date: 7-31-01                        By: /s/ Dwight V. Neese
      ------------------------------     --------------------------------------
                                         Dwight V. Neese, CEO


Date: 7-31-01                        By: /s/ Richard H. Flake
      ------------------------------     --------------------------------------
                                         Richard H. Flake, CFO