Form 10KSB
period 2001-09-30
UNION FINANCIAL BANCSHARES INC
filed 2001-12-28
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-5735
                                                 ------

                        Union Financial Bancshares, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                                            57-1001177
------------------------------------------                                       -------------------
(State or other jurisdiction of incorporation                                     (I.R.S. Employer
or organization)                                                                 Identification No.)

203 West Main Street, Union, South Carolina                                               29379
---------------------------------------------                                        ---------------
(Address of principal executive offices)                                                (Zip Code)

Issuer's telephone number, including area code:                                     (864) 427-9000
                                                                                   -----------------

Securities registered pursuant to Section 12(b) of the Act:                               None
                                                                                    ----------------

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par value $.01 per share
                                                              --------------------------------------
                                                                         (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No___
    ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
                                              ---

      The issuer's gross revenues for the fiscal year ended September 30, 2001 were approximately $20,167,000.

      As of December 1, 2001, there were 1,928,125 shares of the registrant's common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked price on December 1, 2001, was approximately $18,446,771 (1,778,002 shares at $10.375 per share). Solely for the purposes of this calculation it is assumed that directors and executive officers are affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended September 30, 2001 (Part II).
2. Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders (Part III).

                                      INDEX

                                                      Part I

                                                                                                               Page
Item 1.  Description of Business............................................................................   1-23
Item 2.  Description of Properties..........................................................................     24
Item 3.  Legal Proceedings..................................................................................     24
Item 4.  Submission of Matters to a Vote of Securities Holders..............................................     24

                                                      Part II

Item 5.  Market for Common Equity and Related Stockholder Matters...........................................     25
Item 6.  Management's Discussion and Analysis or Plan of Operation..........................................     25
Item 7.  Financial Statements...............................................................................     25
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
            Disclosure .....................................................................................     25

                                                     Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
            of the Exchange Act.............................................................................  25-26
Item 10. Executive Compensation.............................................................................     26
Item 11. Security Ownership of Certain Beneficial Owners and Management.....................................     26
Item 12. Certain Relationships and Related Transactions.....................................................     26
Item 13. Exhibits and Reports on Form 8-K...................................................................     27

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

         The Bank is a federally-chartered, capital stock savings bank headquartered in Union, South Carolina. The Bank's operations are conducted through its main office and five full-service banking centers and a lending and investment center, all of which are located in the upstate area of South Carolina. The Bank is a member of the Federal Home Loan Bank ("FHLB") and its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

Competition

         The Corporation faces competition in both the attraction of deposit accounts and in the origination of mortgage and consumer loans. Its most direct competition for savings deposits has historically derived from other thrift institutions and commercial banks located in and around Union, Laurens and Fairfield County, South Carolina. The Corporation faces additional significant competition for investor funds from money market instruments and mutual funds. It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

         The Corporation competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. The Corporation's competition for real estate loans comes principally from other thrift institutions, commercial banks and mortgage banking companies.

         The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depositing institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed and may continue to change the competitive environment in which the Bank conducts business. As of September 30, 2001, a local commercial bank and an office of a regional commercial bank were located in Union County, South Carolina. The Corporation is the largest financial institution based in Union County, South Carolina.

Recent Events

         On November 14, 2001, Union Financial established Union Financial Statutory Trust I (the "Trust") as a business trust for the purpose of issuing trust preferred securities in a private placement conducted as part of a pooled offering sponsored by First Tennessee Capital Markets and Keefe Bruyette & Woods, Inc. On December 18, 2001, the Trust issued $8.0 million in trust preferred securities in the form of floating rate capital securities and issued approximately $248,000 of trust common securities to Union Financial. The Trust used the proceeds of these issuances to purchase $8.2 million of Union Financial's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 3.60% over three-month LIBOR, with an initial rate of 5.60%. A rate cap of 12.50% is effective through December 18, 2006. The Debentures are the sole assets of the Trust and are subordinate to all of Union Financial's existing and future obligations for borrowed money, its obligations under letters of credit and certain derivative contracts, and any guarantees by Union Financial of any such obligations. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as Union Financial fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred and common securities, Union Financial issued a guarantee related to the trust securities for the benefit of the holders.

         The Debentures, the common securities issued by the Trust, and the related income effects are eliminated within Union Financial's financial statements. Union Financial's obligations under the Debentures, the related indenture, the trust agreement relating to the trust securities, and the guarantee constitute a full and unconditional guarantee by Union Financial of the obligations of the Trust under the trust preferred securities.

         The stated maturity of the Debentures is December 18, 2031. In addition, the Debentures are subject to redemption at par at the option of Union Financial, subject to prior regulatory approval, in whole or in part on any interest payment date after December 18, 2006. The Debentures are also subject to redemption prior to December 18, 2006 at 107.5% of par after the occurrence of certain events that would either have a negative tax effect on the Trust or Union Financial or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

         Union Financial intends to use the proceeds of the offering for general corporate purposes, to fund dividends to shareholders and for contributions to the capital of the Bank.

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

                                                                                               Year Ended September 30,
                                                  -----------------------------------------------------------------------
                                                                  2001                                 2000
                                                  ------------------------------------ ----------------------------------
                                                                            Average                              Average
                                                  Average                    Yield        Average                 Yield
                                                  Balance        Interest     Cost        Balance     Interest     Cost
                                                  ------------- ----------- ---------- ------------- ---------- ---------
                                                                                              (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net (1) ...............      $163,665     $14,487        8.85%     $183,692    $15,272        8.31%
   Mortgage-backed securities ..............        48,721       2,894        5.94        29,157      1,711        5.87
Investment securities:
   Taxable .................................        19,872       1,417        7.13        19,962      1,411        7.07
   Nontaxable ..............................         2,276         108        4.75         1,824         84        4.60
                                                  --------     -------      ------      --------    -------     -------
Total investment securities ................        22,148       1,525        6.88        21,786      1,495        6.86
   Overnight deposits ......................         5,526         112        2.03         3,411         77        2.25
                                                  --------     -------      ------      --------    -------     -------
         Total interest-earning assets .....       240,060      19,018        7.92       238,046     18,555        7.79
Non-interest-earning assets ................        21,998                                19,794
                                                  --------                              --------
         Total assets ......................      $262,058                              $257,840
                                                  ========                              ========

Interest-bearing liabilities:
                                                  $ 15,354         279        1.82      $ 16,407        319        1.94
   Savings accounts ........................
   Negotiable order of withdrawal
      accounts .............................        31,779         604        1.90        28,519        474        1.66
   Certificate accounts ....................       140,576       7,939        5.65       139,621      7,574        5.42
   FHLB advances and other borrowings ......        47,169       2,791        5.92        49,517      2,808        5.67
                                                  --------     -------      ------      --------   --------     -------

         Total interest-bearing
          liabilities ......................       234,878      11,613        4.94       234,064     11,175        4.77
   Non-interest-bearing liabilities ........         4,907                                 3,657
                                                  --------                              --------
         Total liabilities .................       239,785                               237,721
   Shareholders' equity ....................        22,273                                20,119
                                                  --------                              --------
         Total liabilities and
            shareholders' equity ...........       262,058                               257,840
                                                  ========                              ========

Net interest income ........................                   $ 7,405                              $ 7,380
                                                               =======                              =======
Interest rate spread (2) ...................                                  2.98%                                3.02%

Net interest margin (3) ....................                      3.08%                                3.10%

Ratio of average interest-earing assets to..
   average interest-bearing liabilities ....          1.02x                                 1.02x


                                                  ----------------------------------
                                                                  1999
                                                  ----------------------------------
                                                                            Average
                                                  Average                    Yield
                                                  Balance        Interest     Cost
                                                  ------------- ----------- --------
Interest-earning assets:
   Loans receivable, net (1) ...............      $142,020      $11,420       8.03%
   Mortgage-backed securities ..............        23,663        1,480       6.31
Investment securities:
   Taxable .................................        14,197        1,027       7.23
   Nontaxable ..............................           769           36       4.68
                                                  --------      -------     ------
Total investment securities ................        14,966        1,063       7.10
   Overnight deposits ......................         3,079           83       2.70
                                                  --------      -------     ------
         Total interest-earning assets .....       183,728       14,046       7.65
Non-interest-earning assets ................        14,478
                                                  --------
         Total assets ......................      $198,206
                                                  ========

Interest-bearing liabilities:
                                                  $ 12,681          207       1.63
   Savings accounts ........................
   Negotiable order of withdrawal
      accounts .............................        30,392          410       1.34
   Certificate accounts ....................        96,733        5,089       5.26
   FHLB advances and other borrowings ......        39,452        1,992       5.04
                                                  --------      -------     ------

         Total interest-bearing
          liabilities ......................       179,258        7,698       4.29
   Non-interest-bearing liabilities ........         3,652
                                                  --------
         Total liabilities .................       182,910
   Shareholders' equity ....................        15,296
                                                  --------
         Total liabilities and
            shareholders' equity ...........      $198,206
                                                  ========

Net interest income ........................                    $ 6,348
                                                                =======
Interest rate spread (2) ...................                                  3.36%

Net interest margin (3) ....................                       3.46%

Ratio of average interest-earing assets to..
   average interest-bearing liabilities ....          1.02x

_________________________
(1) Average loans receivable includes nonaccruing loans. Interest income does not include interest on loans 90 days or more past due.
(2) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Lending Activities

         General. Set forth below is selected data relating to the composition of the Corporation's loan portfolio on the dates indicated (dollars in thousands):

                                                                At September 30,
                            --------------------------------------------------------------------------------------------------
                                   2001                 2000               1999              1998               1997
                            ------------------  ------------------  ------------------  ------------------  ------------------
                             Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                            -------- ---------  -------- ---------  -------- ---------  -------- ---------  -------- ---------
First mortgage loans:
   Conventional ........... $101,530    64.23%  $121,579    72.45%  $108,266    72.47%  $114,383    80.44%  $105,242    80.98%
   Construction loans .....   12,259     7.76     12,335     7.35     17,039    11.40     12,838     9.03     13,508    10.39
   Participation loans
    purchased .............      353     0.22        366     0.22        377     0.25        665     0.47      1,002     0.77
                            --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total mortgage loans ..  114,142    72.21    134,280    80.02    125,682    84.12    127,886    89.94    119,752    92.14
                            --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Second mortgage loans .....   10,163     6.43      9,848     5.87      8,499     5.69      5,857     4.12      4,478     3.45
Consumer and
   installment loans ......   20,653    13.06     20,336    12.12     16,388    10.97     10,679     7.51     10,440     8.03
Commercial loans ..........   19,955    12.63     10,719     6.39      7,748     5.19      3,539     2.49      2,550     1.97
Savings account loans .....    2,009     1.27      1,971     1.17      1,435     0.96      1,551     1.09        183     0.14
                            --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total loans ...........  166,922   105.60    177,154   105.57    159,752   106.93    149,512   105.15    137,403   105.73
                            --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Less:
   Undisbursed loans
    in process ............   (6,108)   (3.86)    (5,445)   (3.24)    (9,964)   (6.67)    (6,625)   (4.66)    (6,598)   (5.08)
   Loan discount
    unamortized ...........   (1,922)   (1.22)    (2,718)   (1.62)        --       --         --       --         --       --
   Allowance for loan
    losses ................   (1,080)   (0.68)    (1,360)   (0.81)      (836)   (0.56)      (827)   (0.59)      (928)   (0.71)
   Deferred loan fees .....      251     0.16        176     0.10        449     0.30        142     0.10         80     0.06
                            --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

   Net loans receivable.... $158,063   100.00%  $167,807   100.00%  $149,401   100.00%  $142,202   100.00%  $129,957   100.00%
                            ========   ======   ========   ======   ========   ======   ========   ======   ========   ======

         The following table sets forth, at September 30, 2001, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

                                                                                Due After
                                                                      Due        1 Year
                                                                     Within      Through     Due After
                                                                    One Year     5 Years      5 Years       Total
                                                                   ----------  -----------  -----------   ---------
First mortgage loans:
   Conventional loans...........................................    $   819      $ 2,785      $ 97,926    $101,530
   Construction loans (1).......................................     12,259           --            --      12,259
   Participation loans purchased................................         --           --           353         353
Second mortgage loans...........................................         --           --        10,163      10,163
Consumer and installment loans..................................      4,375       15,994           284      20,653
Commercial loans................................................      7,248       11,088         1,619      19,955
Savings account loans...........................................      2,009           --            --       2,009
                                                                    -------      -------      --------    --------
      Total.....................................................    $26,710      $29,867      $110,345    $166,922
                                                                    =======      =======      ========    ========

_________________________________
(1)    Includes construction/permanent loans.

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

         The following table sets forth the dollar amount of loans due after September 30, 2002 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

                                                Fixed      Adjustable    Total
                                              ----------   ----------  ---------


Mortgage loans..............................  $   67,386   $   33,325  $ 100,711

Consumer and other loans....................      26,720       12,781     39,501
                                              ----------   ----------  ---------
     Total..................................  $   94,106   $   46,106  $ 140,212
                                              ==========   ==========  =========



         Real Estate Loans. The primary lending activity of the Corporation is the origination of conventional mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. The Corporation's residential real estate loan portfolio also includes loans on multi-family dwellings (more than five units). At September 30, 2001, approximately $116.3 million, or 73.6% of the Corporation's total loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal).

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

         The Corporation offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Corporation's marketplace, only a small percentage of "local" loans are adjustable-rate loans. The majority of adjustable-rate loans in the portfolio are originated outside of Union, Fairfield, and Laurens County by third party originators. The Corporation has established a network of third party loan brokers who originate loans for the Corporation, as well as other originators, throughout the state of South Carolina. These loans are originated and underwritten using the same terms and conditions as loans originated by the Corporation. The Corporation offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At September 30, 2001, the Corporation had approximately $37.9 million of ARMs, or 24.1% of the Corporation's total loans receivable.

         At September 30, 2001, 40.4% of the Corporation's loan portfolio consisted of long-term, fixed-rate real estate loans. Because of this high concentration of fixed-rate loans, the Corporation is more vulnerable to a reduction in net interest income during periods of increasing market interest rates. Net interest income depends to a large extent on how successful the Corporation is in "matching" interest-earning assets and interest-bearing liabilities. The Corporation has taken steps to reduce its exposure to rising interest rates. For a discussion of these steps, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

         The Corporation sells a portion of its loan production to Freddie Mac. The Corporation sells fixed-rate loans with maturities ranging from ten to 30 years. This activity is one method used by the Corporation to reduce its interest rate risk exposure. The loans are sold without recourse and the Corporation retains 25 basis points for servicing these loans. During the year ended September 30, 2001, the Corporation sold approximately $32.9 million of its fixed-rate mortgage loans. During the fourth quarter of fiscal 2000, the Corporation sold approximately $250 million or approximately 80% of the loan servicing portfolio. As a result of this sale, the Corporation phased its wholesale mortgage unit during the third quarter of the current fiscal year.

         The Corporation purchases participation interests from other financial institutions on a selected basis. These purchased interests are on adjustable-rate loans and are collateralized by either residential or commercial real estate. At September 30, 2001, these interests totaled approximately $353,000.

         Commercial real estate loans constituted approximately $1.9 million, or 1.2%, of the Corporation's loan portfolio at September 30, 2001. Commercial real estate loans consist of permanent loans secured by multi-family properties, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans have been originated and purchased for inclusion in the Corporation's portfolio. These loans generally have 20 to 30 year amortization schedules and are callable or have balloon payments after five to ten years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

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

         Loan brokers are the Corporation's primary source for construction loans. The loan broker sends the Corporation both individuals seeking construction financing for their personal dwelling or builders seeking lines of credit for the construction of single family residences on both presold and unsold properties. Construction loans to individuals are originated for a term of one year or less or are originated to convert to permanent loans at the end of the construction period. Construction loans are originated to builders for a term not to exceed 12 months. Generally, draw inspections are handled by the appraiser who initially appraised the property; however, in some instances the draw inspections are performed by the originating brokerage firm.

         Construction financing affords the Corporation the opportunity to achieve higher interest rates and fees with shorter terms to maturity than do single-family permanent mortgage loans. However, construction loans are generally considered to involve a higher degree of risk than single-family permanent mortgage lending due to: (i) the concentration of principal among relatively few borrowers and development projects; (ii) the increased difficulty at the time the loan is made of estimating the building costs and selling price of the residence to be built; (iii) the increased difficulty and costs of monitoring the loan; (iv) the higher degree of sensitivity to increases in market rates of interest; and (v) the increased difficulty of working out loan problems. Speculative construction loans have the added risk associated with identifying an end-purchaser for the finished home.

         At September 30, 2001, the Corporation had approximately $6.2 million outstanding in construction loans, including approximately $6.1 million in undisbursed proceeds. Of the $6.2 million in construction loans at September 30, 2001, approximately $1.2 million were "speculative," meaning that, at the time the loan was made, there was no sales contract or permanent loan in place for the finished home. Substantially all of these loans were secured by one- to four-family residences.

         Consumer Loans. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Corporation's consumer loan portfolio consists primarily of automobile loans on new and used vehicles, mobile home loans, boat loans, home equity loans, property improvement loans, loans secured by savings accounts and unsecured loans. As of September 30, 2001, consumer loans amounted to $20.6 million, or 13.1% of the Corporation's total loan portfolio. The Corporation makes consumer loans to serve the needs of its customers and as a way to improve the interest-rate sensitivity of the Corporation's loan portfolio.

         Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than residential mortgage loans; however, nationally, consumer loans have historically tended to have a higher rate of default than residential mortgage loans. Additionally, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

         Commercial Loans. The Corporation makes commercial business loans primarily in its market area to small businesses. The Corporation offers secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal and are payable on demand, subject to annual review and renewal. When making commercial loans, the Corporation considers the financial statements of the borrower, the borrower's payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. The Corporation's largest commercial loan relationship was a $2.5 million loan secured by assignment of real estate mortgages located in Greenville, South Carolina. This loan was performing according to its original terms at September 30, 2001.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

         Loan Solicitation and Processing. Loan originations come from both walk-in customers and loan brokers. The loan origination process for walk-in customers includes an initial interview with an officer of the Corporation for the purpose of obtaining a formal application. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by pre-approved, independent fee appraisers. As soon as the required information has been obtained and the appraisal completed, the loan is submitted to the authorized officer, loan committees or full Board of Directors for review. The Corporation utilizes various officers and loan committees for the approval of real estate loans. The President/Chief Executive Officer has the authority to approve loan requests up to and including $500,000 in secured credit and up to and including $150,000 in unsecured credit. The Board of Directors has appointed an Executive Loan Committee comprised of four senior executive Bank officers. This Committee has the authority to approve all loan requests up to and including $500,000 in secured credit and up to and including $150,000 in unsecured credit. A quorum of two members is required for any action. The Board of Directors has also appointed a Board Loan Committee comprised of two members elected annually from the Board of Directors and four senior executive officers of the Bank. A quorum of three members, including at least one Board member, is required for any action. This Committee has the authority to approve all secured and unsecured loan requests up to the Bank's legal lending limit with the exception of a single loan request exceeding $1,000,000 in secured credit and exceeding $300,000 in unsecured credit. Single loan requests exceeding $1,000,000 in secured credit and $300,000 in unsecured credit require approval of the entire Board of Directors.

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

         Loan Originations, Purchases and Sales. The Corporation may sell a portion of its current long-term, fixed-rate loan production to Freddie Mac on a servicing-retained basis. These are cash sales with no recourse provisions. The Corporation receives 25 basis points for servicing these loans.

         Mortgage operations purchases the loans from mortgage brokers primarily located in South Carolina. The loan types purchased are primarily adjustable rate residential loans. In addition, construction/permanent loans are also purchased. Mortgage operations had total purchases through the broker network of $30.8 million with loan sales of $32.8 million in fiscal 2001. The Corporation reduced broker loan purchases during fiscal 2001 in order to provide an increased capital allocation for consumer and commercial lending. At September 30, 2001 the Bank was servicing $65.9 million of loans for others.

         The Corporation purchases participation interests in loans originated by other institutions. These participation interests are on both residential and commercial properties and carry either a fixed or adjustable interest rate.

         The following table sets forth the Corporation's loan origination and sale activity for the periods indicated (in thousands):

                                                               Year Ended September 30,
                                                   -------------------------------------
                                                     2001           2000         1999
                                                   --------      ---------     ---------
Loans originated:
   First mortgage loans:
      Loans on existing property................    $28,795        $34,321      $153,665
      Construction loans........................     11,726         16,526        17,635
                                                    -------        -------      --------
         Total mortgage loans originated .......     40,521         50,847       171,300
                                                    -------        -------
Consumer and other loans........................     42,826         28,880        29,208
                                                    -------        -------      --------
         Total loans originated.................    $83,347        $79,727      $200,508
                                                    =======        =======      ========

Loans purchased.................................     30,851         44,102       108,962
Loans sold......................................    $32,868        $43,508      $108,746


         Loan Commitments. The Corporation's commitments to make conventional mortgage loans on existing residential dwellings are normally made for periods of up to 30 days from the date of loan approval. See "Financial Condition, Liquidity and Capital Resources" in the Annual Report.

         Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Corporation charges origination fees or "points" for originating loans. Loan origination fees are usually a percentage of the principal amount of the mortgage loan, typically between 0.5% and 2%, depending on the terms and conditions. The Corporation does not receive origination fees on broker loans, but does receive a $150 review fee. The Corporation also offers loan products that require no origination fees to walk-in customers. Other fees collected include late charges applied to delinquent payments and fees collected in connection with loan modifications. The Corporation charges a 5% late charge fee on payments delinquent 15 days or more on new loan originations, loan modifications, loan assumptions and loans currently in the Corporation's portfolio where applicable. The 5% late charge is calculated on the delinquent monthly principal and interest payment amount. Late charges and modification fees do not constitute a material source of income. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. As of September 30, 2001, the Corporation had net deferred loan fees of approximately $251,000.

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

     The following table sets forth information with respect to the Corporation's non-performing assets for the periods indicated (dollars in thousands). It is the policy of the Corporation to cease accruing interest on loans 90 days or more past due. As of and for the years ended September 30, 2001 and 2000, loans totaled $121,075 and $55,951 respectively, that were classified within the meaning of Statement of Financial Accounting Standards ("SFAS") No.
15. Also, at the dates indicated, there were no loans which are not disclosed in the following table about which there was known information of possible credit problems of the borrowers' ability to comply with the present repayment terms:

                                                                                 At September 30,
                                                              ------------------------------------------------------
                                                               2001        2000        1999        1998        1997
                                                              ------      ------      ------      ------      ------
Loans accounted for on a nonaccrual basis:
   Real estate:
     Residential ........................................       $626      $  763        $ 43        $581        $751
     Commercial .........................................        160         247          --          --          --
   Consumer .............................................          9         106         141         115          27
                                                                ----      ------        ----        ----        ----
     Total ..............................................        795       1,116         184         696         778
                                                                ----      ------        ----        ----        ----

Accruing loans which are contractually
   past due 90 days or more .............................         --          --          --          --          --
Real estate owned, net ..................................         77         459         241          35           1
                                                                ----      ------        ----        ----        ----
       Total non-performing assets ......................       $872      $1,575        $425        $731        $779
                                                                ====      ======        ====        ====        ====

Percentage of loans receivable net ......................       0.56%       0.94%       0.28%       0.55%       0.60%
                                                                ====      ======        ====        ====        ====

     Interest income that would have been recorded for the year ended September 30, 2001 had nonaccruing loans been current in accordance with their original terms amounted to approximately $90,000. There was no interest included in interest income on such loans for the year ended September 30, 2001.

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

     The following table sets forth an analysis of the Corporation's allowance for loan losses for the periods indicated (dollars in thousands):

                                                                                       At September 30,
                                                           ----------------------------------------------------------------
                                                             2001          2000          1999           1998          1997
                                                           -------       -------       -------        -------       -------
Balance at beginning of year .......................        $1,360        $  836         $ 827          $ 928         $ 799
                                                            ------        ------        ------          -----         -----
Loans charged off:
   Real estate:
      Residential ..................................          (180)          (85)           --             --            --
      Commercial ...................................          (211)           --            --             --            --
   Consumer ........................................          (176)         (129)         (106)          (127)         (165)
                                                            ------        ------         -----          -----         -----
         Total charge-offs .........................          (567)         (214)         (106)          (127)         (165)
                                                            ------        ------         -----          -----         -----
Recoveries:
   Real estate:
      Residential ..................................             4            --            --             --            --
      Commercial ...................................             8            --            --             --            --
   Consumer ........................................            35            64            10             26            51
                                                            ------        ------         -----          -----         -----
         Total recoveries ..........................            47            64            10             26            51
                                                            ------        ------         -----          -----         -----
Net charge-offs ....................................          (520)         (150)          (96)          (101)         (114)
                                                            ------        ------         ------         -----
Merger additions ...................................            --           449            --             --            --
Provision for loan losses (1) ......................           240           225           105             --           243
                                                            ------        ------         -----          -----         -----
Balance at end of year .............................        $1,080        $1,360         $ 836          $ 827         $ 928
                                                            ======        ======         =====          =====         =====

Ratio of net charge-offs to average gross
   loans outstanding during the period .............          0.32%         0.08%         0.07%          0.07%         0.09%
                                                            ======        ======         =====          =====         =====

______________________
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

     The Corporation experienced bad debt charge-offs, net of recoveries, of approximately $520,000 in fiscal 2001 compared to $150,000 for fiscal 2000. The increase in bad debt charge-offs over the previous year includes approximately $210,000 from two commercial loan customers that filed for bankruptcy. The allowance for loan losses to total loans ratio at the end of fiscal 2001 was
 .67% compared to .80% at the end of fiscal 2000. Nonperforming assets which includes repossessed assets and loans on non accrual decreased to $872,000 at September 30, 2001 from $1,575,000 at September 30, 2000.

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

                                                                    At September 30,
                       -------------------------------------------------------------------------------------------------------------
                              2001                   2000                   1999                 1998                    1997
                       -------------------   --------------------   ------------------------------------------   -------------------
                               % of Loans             % of Loans            % of Loans             % of Loans            % of Loans
                                 in Each                in Each               in Each                in Each               in Each
                               Category to            Category to           Category to            Category to           Category to
                       Amount  Total Loans   Amount   Total Loans   Amount  Total Loans   Amount   Total Loans   Amount  Total Loans
                       ------  -----------   ------   -----------   ------  -----------   ------   -----------   ------  -----------
Real estate:
   Residential ......  $  400      73.55%    $  600       79.76%      $400       80.77%     $400       85.90%      $400     83.49%
   Commercial .......     100       1.23        200        2.89         75        2.12       100        2.90        162      4.88
Consumer ............     500      25.22        500       17.35        311       17.11       277       11.20        266     11.63
Unallocated .........      80        N/A         60         N/A         50         N/A        50         N/A        100       N/A
                       ------    -------     ------     -------       ----     -------      ----     -------       ----   -------
Total allowance
   for loan losses ..  $1,080     100.00%    $1,360      100.00%      $836      100.00%     $827      100.00%      $928    100.00%
                       ======    =======     ======     =======       ====     =======      ====     =======       ====   =======

     The Corporation adjusts balances on real estate acquired in settlement of loans to the lower of cost or market based on appraised value when the property is received in settlement. These values reflect current market conditions and sales experience. See Notes 1 and 4 of Notes to Consolidated Financial Statements.

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

     The following tables set forth the number and amount of classified loans at September 30, 2001 (dollars in thousands):



                                 Loss                  Doubtful            Substandard       Special Mention
                           ------------------  --------------------  --------------------  -------------------
                           Number     Amount     Number     Amount     Number     Amount     Number     Amount
                           ------------------  --------------------  --------------------  -------------------
Real estate:

   Residential............     --    $    --         --     $   --         21      $  734        61     $2,440

   Commercial.............     --         --         --         --          2       1,117         3        177

Consumer..................     --         --         --         --         12         242        24        915

                           ------    -------     ------     ------     ------      ------    ------     ------
   Total..................     --    $    --         --     $   --         35      $2,093        88     $3,532
                           ======    =======     ======     ======     ======      ======    ======     ======

Investment Activities

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

          The following table sets forth the Corporation's investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):


                                                                        At September 30,
                                          --------------------------------------------------------------------------
                                                   2001                     2000                     1999
                                          -----------------------  -----------------------  ------------------------
                                          Carrying   Percent of    Carrying    Percent of   Carrying    Percent of
                                           Value     Portfolio      Value      Portfolio      Value     Portfolio

                                          ---------- ------------  ----------  -----------  ----------  ------------
Available for sale:
   Investment securities:
      U.S. Agency obligations............  $13,494       17.35%       $15,286     52.28%      $13,930       50.96%
      Municipal securities...............    9,726       12.50          1,669      5.71         1,576        5.76
                                           -------      ------        -------    ------       -------      ------
         Total investment securities.....   23,220       29.85         16,955     57.98        15,506       56.72
                                           -------      ------        -------    ------       -------      ------
   Mortgage-backed and
         related securities..............   54,582       70.15         12,285     42.02        11,829       43.28
                                           -------      ------        -------    ------       -------      ------
         Total available for sale........  $77,802      100.00%       $29,240    100.00%      $27,335      100.00%
                                           =======      ======        =======    ======       =======      ======

Held to Maturity:
   Investment securities:
      U.S. Agency obligations............  $   950        8.40%       $ 2,477      6.58%      $     -           -%
      Mortgage-backed and related
         securities......................   10,365       91.60         35,175     93.42         5,586      100.00
                                           -------      ------        -------    ------       -------      ------
         Total held to maturity..........  $11,315      100.00%       $37,652    100.00%      $ 5,586      100.00%
                                           =======      ======        =======    ======       =======      ======

          During the quarter ended December 31, 2000 the Corporation reclassified approximately $24,000,000 in mortgage backed securities from held to maturity to available for sale as part of the adoption of FASB 133, Accounting for Derivative Instruments and Hedging Activities. The purpose of
------------------------------------------------------------
this transfer was to allow for the sale of the fixed rate securities in order to reduce interest rate risk exposure.

          The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to 30 years. The Corporation also purchases adjustable-rate Small Business Administration securities that are backed by the full faith and credit of the U.S. government.

     The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations ("CMOs") and structured notes. While these securities possess minimal credit risk due to the Federal guarantee backing the U. S. government agencies, they do posses liquidity risk and interest rate risk. The amortized cost of the CMOs at September 30, 2001 was approximately $13.6 million with a fair value of $13.2 million. The Corporation has purchased structured notes for investment purposes. These include step-up bonds, single-index floaters and dual-index floaters. While all financial instruments are subject to interest rate risk and liquidity risk, structured notes are more sensitive to changes in interest rates and differing note structures (call provision, rate adjustments, etc.). The Corporation had approximately $1.1 million in structured notes as of September 30, 2001 with a fair value of approximately $1.2 million as of that date. See Note 3 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

     The following table sets forth at amortized cost and market value the maturities and weighted average yields of the Corporation's investment and mortgage-backed securities portfolio at September 30, 2001 (dollars in thousands):

                                                                          Amount Due or Repricing within:
                                             ---------------------------------------------------------------------------------------
                                                  One Year             Over One to          Over Five to              Over
                                                  or Less              Five Years            Ten Years              Ten Years
                                             -------------------  -------------------- --------------------  -----------------------
                                                       Weighted              Weighted             Weighted                Weighted
                                             Carrying  Average    Carrying    Average   Carrying   Average    Carrying     Average
                                              Value     Yield      Value      Yield      Value      Yield       Value      Yield
                                             --------- ---------  --------  ---------  ---------- --------   ----------  ---------
Available for Sale:
   Investment securities:
      U.S. Agency obligations .............  $      --        --% $ 1,826        5.96%    $    --       --%   $  10,600       6.98%
      Municipal securities (1) ............         --        --      201        6.03          --       --        9,687       6.28
                                             --------- ---------  -------   ---------  ----------  -------    ---------  ---------
        Total investment securities .......         --        --    2,027        5.97          --       --       20,287       6.65
   Mortgage-backed and related
        securities ........................        104      6.99%      --          --       3,726     5.94%      51,658       6.04
                                             --------- ---------  -------   ---------  ----------  -------    ---------  ---------
        Total available for sale ..........  $     104      6.99% $ 2,027        5.97%    $ 3,726     5.94%   $  71,945       6.21%
                                             ========= =========  =======   =========  ==========  =======    =========  =========

Held to Maturity:
   Investment securities:
      U.S. Agency obligations .............  $     250      7.04% $   706        5.86%    $    --       --%   $      --         --%
      Mortgage-backed and related
        securities ........................         --        --       --          --          --       --       10,359       5.86
                                             --------- ---------  -------   ---------  ----------  -------    ---------  ---------
        Total held to maturity ............  $     250      7.04% $   706        5.86%         --       --    $  10,359       5.86%
                                             ========= =========  =======   =========  ==========  =======    =========  =========

                                                                     -------------------------

                                                                               Total
                                                                     -------------------------
                                                                                      Weighted
                                                                         Carrying      Average
                                                                           Value        Yield
                                                                     -------------   ---------
Available for Sale:
   Investment securities:
      U.S. Agency obligations ....................................       $  12,426      6.83%
      Municipal securities (1) ...................................           9,888      6.27
                                                                         ---------  --------
        Total investment securities ..............................          22,314      6.58
   Mortgage-backed and related securities ........................          55,488      6.04
                                                                         ---------  --------
        Total available for sale .................................       $  77,802      6.19%
                                                                         =========  ========

Held to Maturity:
   Investment securities:
      U.S. Agency obligations ....................................       $     956      6.17%
      Mortgage-backed and related securities .....................          10,359      5.86
                                                                         ---------  --------
         Total held to maturity ..................................       $  11,315      5.89%
                                                                         =========  ========

____________________________
(1)  Yields are presented on a fully taxable equivalent basis.

          At September 30, 2001, approximately $8.6 million of mortgage-backed securities were adjustable-rate securities.

 Deposits and Borrowings

          Deposits are the major source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be significantly influenced by general market interest rates and money market conditions. During fiscal year 2001, the Corporation experienced a net increase in deposits of approximately $6.1 million due to the result of various deposit promotion programs with continued emphasis on increasing core deposits. The Corporation borrowed funds to support the remaining growth experienced in fiscal 2001.

          Deposits. Local deposits are, and traditionally have been, the primary source of the Corporation's funds for use in lending and for other general business purposes. The Corporation offers a number of deposit accounts including NOW accounts, money market savings accounts, passbook and statement savings accounts, individual retirement accounts and certificate of deposit accounts. Deposit accounts vary as to terms regarding withdrawal provisions, deposit provisions and interest rates.

          The Corporation adjusts the interest rates offered on its deposit accounts as necessary so as to remain competitive with other financial institutions in Union, Laurens and Fairfield County.

          The following table sets forth the time deposits of the Corporation classified by rates as of the dates indicated (in thousands):

                                                                          At September 30,
                                                             --------------------------------------
                                                                2001          2000           1999
                                                             ----------     --------       --------
          Up to 4.0%......................................    $ 18,152      $    440       $    558
          4.01% to 6.0%...................................      98,064        53,052         95,163
          6.01% to 8.0%...................................      24,187        88,666          5,972
                                                              --------      --------       --------

                Total savings certificates................    $140,403      $142,158       $101,693
                                                              ========      ========       ========

The following table sets forth the maturities of time deposits at September 30, 2001 (in thousands):

                                                             Amount
                                                            --------

          Within three months.............................  $ 48,668
          After three months but within six months........    31,756
          After six months but within one year............    36,339
          After one year but within three years...........    22,313
          After three years but within five years.........     1,278
          After five years but within ten years...........        49
                                                            --------
                Total.....................................  $140,403
                                                            ========

          Certificates of deposit with maturities of less than one year decreased from $118.8 million at September 30, 2000 to $116.8 million at September 30, 2001. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. In addition, management of the Bank believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2001 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

                        Maturity Period                     Amount
                        ---------------                     ------

          Three months or less ...........................   $  13,129
          Over three through six months ..................       8,627
          Over six months through 12 months ..............       9,753
          Over 12 months. ................................       6,002
                                                             ---------
               Total jumbo certificates ..................   $  37,511
                                                             =========

          See Note 7 of Notes to Consolidated Financial Statements for additional information about deposit accounts.

          Borrowings. The Corporation utilizes advances from the FHLB agreements and other borrowings (treasury, tax and loan deposits and security repurchase agreements) to supplement its supply of lendable funds for granting loans, making investments and meeting deposit withdrawal requirements. See "Regulation and Supervision -- Federal Home Loan Bank System."

          The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

                                                                    At September 30,
                                                   ---------------------------------------------------
                                                        2001               2000               1999
                                                   -------------      -------------      -------------
Balance outstanding at end of period:
   FHLB advances and other borrowings...........      $57,007            $47,687            $46,503

Weighted average rate paid on:
   FHLB advances and other borrowings...........         5.92%              6.28%              5.17%

                                                                Year Ended September 30,
                                                   ---------------------------------------------------
                                                        2001               2000               1999
                                                   -------------      -------------      -------------

Maximum amount of borrowings
   outstanding at any month end:
     FHLB advances and other borrowings.........      $57,007            $55,852            $46,503

Approximate average short-term borrowings
   outstanding with respect to:
     FHLB advances and other borrowings.........       47,169             17,927             39,452

Approximate weighted average rate paid on:
     FHLB advances and other borrowings.........         5.41%              6.57%              5.05%

          At September 30, 2001, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $15 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option. At September 30, 2001, the Corporation had unused lines of credit with the FHLB of Atlanta totaling $29 million.

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

Employees

          The Corporation has 70 full-time employees and 7 part-time employees. None of the employees are represented by a collective bargaining unit. The Corporation believes that relations with its employees are excellent.

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

Holding Company Regulation

          Union Financial is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation-QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does qualify for the grandfathered activities. Upon any non-supervisory acquisition by Union Financial of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, Union Financial would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

          Acquisition of the Company. Under the Federal Change in Bank Control act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), a group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

          Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

          The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 2001, the Bank met each of its capital requirements.

          The following table presents the Bank's capital position at September 30, 2001.

                                                                                          Capital
                                                                            ----------------------------------
                          Actual           Required           Excess             Actual           Required
                          Capital          Capital            Amount             Percent          Percent
                    ------------------  --------------  ------------------  ----------------  ----------------
                                                      (Dollars in thousands)
Tangible           $17,812              $  4,086             $13,726                6.54%           1.50%
Core (Leverage)     17,812                10,896               6,916                6.54            4.00
Risk-based          18,892                11,864               7,028               12.74            8.00

          Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

          The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

          In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2000, FICO payments for SAIF members approximated 2.07 basis points.

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

          Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2001, the Bank's limit on loans to one borrower was $2.7 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $2 million.

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

          A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2001, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

          Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. If the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

          Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank in the fiscal year ended September 30, 2001 totaled $64,343.

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

Federal Home Loan Bank System

          The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank-Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank-Atlanta in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank-Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2001, of $2.6 million.

          The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

          The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.7 million to and including $41.3 million and a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

          General. Union Financial and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Union Financial or the Bank. For its 2001 taxable year, Union Financial is subject to a maximum federal income tax rate of 34%.

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

Item 2.   Description of Property
---------------------------------

          The Corporation owns its main office, located at 203 West Main Street in Union, South Carolina, which was opened in 1977. At September 30, 2001, the Corporation also owned a banking center which opened in April 1989, located at 508 North Duncan By-Pass, Union, South Carolina, a branch office, acquired in 1997, in Laurens, South Carolina, a lending and investment center located in Union, South Carolina and a branch office in Jonesville, South Carolina. As a result of the merger with South Carolina Community Bancshares in November 1999, the Corporation acquired two branch locations in Winnsboro, South Carolina. The net book value of the Corporation's investment in premises and equipment totaled approximately $7.2 million at September 30, 2001. See Note 5 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

Item 3.   Legal Proceedings
---------------------------

          Neither Union Financial nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business wherein it enforces the Bank's security interest in mortgage loans the Bank has made.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

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

Item 7.   Financial Statements
------------------------------

          The financial statements contained in the Annual Report are incorporated herein by reference.

Item 8.   Changes In and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

          No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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

Executive Officers of the Registrant

          Certain executive officers of the Bank also serve as executive officers of Union Financial. The day-to-day management duties of the executive officers of Union Financial and the Bank relate primarily to their duties as to the Bank. The executive officers of Union Financial currently are as follows:

                             Position as of
Name                Age(1)   September 30, 2001
----                ------   ------------------

Dwight V. Neese       51     President, Chief Executive Officer and Director
Richard H. Flake      53     Executive Vice President - Chief Financial Officer
Anthony E. Lawton     38     Senior Vice President - Chief Credit Officer
Wanda J. Wells        45     Vice President - Corporate Secretary

-------------
(1)       At September 30, 2001.

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

          Richard H. Flake joined Union Financial in September 1995.

          Anthony E. Lawton joined Union Financial in January 2000. Prior to joining Union Financial, Mr. Lawton was Senior Vice President for Anchor Bank in Clinton, South Carolina.

          Wanda J. Wells has been employed by Union Financial since 1975.

Item 10.  Executive Compensation
--------------------------------

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

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

       (a)  Exhibits
            3(a)    Certificate of Incorporation(1)
            3(b)    Bylaws(2)
            3(c)    Certificate of Amendment of Certificate of Incorporation
                    dated January 22, 1997(3)
            10(a)   Employment Agreement with Dwight V. Neese(4)
            10(b)   Employment Agreement with Richard H. Flake(2)
            10(c)   Union Financial Bancshares, Inc. 1995 Stock Option Plan(5)
            10(d)   Union Financial Bancshares, Inc. 2000 Stock Option Plan(6)
            13      2001 Annual Report to Shareholders
            21      Subsidiaries of the Registrant
            23      Consent of Independent Auditor

       (b) There were no reports on Form 8-K filed during the fourth quarter of fiscal 2001.

----------
(1) Incorporated herein by reference to Union Financial's Registration Statement on Form S-4 (File No. 33-80808) filed with the Securities and Exchange Commission on June 29, 1994.
(2) Incorporated herein by reference to Union Financial's Form 10-KSB for the year ended September 30, 1999.
(3) Incorporated herein by reference to Exhibit 3(c) to Union Financial's Form 10-KSB for the year ended September 30, 1997.
(4) Incorporated herein by reference to Union Financial's Form 10-KSB for the year ended September 30, 1996.
(5) Incorporated herein by reference to Exhibit A to Union Financial's Proxy Statement for its 1996 Annual Meeting of Stockholders.
(6) Incorporated herein by reference to Appendix A to Union Financial's Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNION FINANCIAL BANCSHARES, INC.


Date:  December 18, 2001                   By:    /S/ Dwight V. Neese
                                                  -----------------------------
                                                  Dwight V. Neese
                                                  President and Chief Executive
                                                  Officer
                                                  Duly Authorized
                                                  Representative

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Dwight V. Neese               By:    /s/ Carl L. Mason
         -----------------------------            -----------------------------
         Dwight V. Neese                          Carl L. Mason
         (Principal Executive Officer)            Director

Date:    December 18, 2001                 Date:  December 18, 2001

By:      /s/ Richard H. Flake              By:    /s/ John S. McMeekin
         --------------------------               -----------------------------
         Richard H. Flake                         John S. McMeekin
         (Principal Financial and                 Director
         Accounting Officer)
                                           Date:  December 18, 2001
Date:    December 18, 2001
                                           By:    /s/ Philip C. Wilkins
By:      /s/ Mason G. Alexander                   -----------------------------
         --------------------------               Philip C. Wilkins
         Mason G. Alexander                       Director
         Director
                                           Date:  December 18, 2001
Date:    December 18, 2001

By:      /s/ James W. Edwards
         --------------------------
         James W. Edwards
         Director

Date:    December 18, 2001

By:      /s/ William M. Graham
         --------------------------
         William M. Graham
         Director


Date:    December 18, 2001

By:      /s/ Louis M. Jordan
         --------------------------
         Louis M. Jordan
         Director

Date:    December 18, 2001