Form 10QSB
period 2001-12-31
UNION FINANCIAL BANCSHARES INC
filed 2002-02-08
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
         ACT OF 1934
         For the quarterly period ended December 31, 2001
                                        -----------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to ______________


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Corporation had issued and outstanding 1,928,125 shares, $0.01 par value, common stock as of February 5, 2002.

                        UNION FINANCIAL BANCSHARES, INC.

                                      INDEX

Part I.        Financial Information                                       Page
               ---------------------                                       ----

          Item 1. Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets as of December 31, 2001
          and September 30, 2001                                              3

          Consolidated Statements of Income for the three months
          ended December 31, 2001 and 2000                                    4

          Consolidated Statements of Cash Flows for the three
          months ended December 31, 2001 and 2000                             5

          Consolidated Statements of Shareholders' Equity for the
          three months ended December 31, 2001 and 2000                       6

          Notes to Consolidated Financial Statements                          7

          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                11


Part II.  Other Information
          -----------------

          Item 1. Legal Proceedings                                          18

          Item 2. Changes in Securities                                      18

          Item 3. Defaults Upon Senior Securities                            18

          Item 4. Submission of Matters to a Vote of Security Holders        18

          Item 5. Other Information                                          18

          Item 6. Exhibits and Reports on Form 8-K                           18

          Signatures                                                         19

Item 1. Financial Statements

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 (unaudited) and September 30, 2001

                                                                             December 31,     September 30,
ASSETS                                                                           2001             2001
                                                                           ---------------   ---------------
                                                                                 (DOLLARS IN THOUSANDS)
Cash                                                                       $         2,215   $           914
Short term interest-bearing deposits                                                 5,278             5,694
                                                                           ---------------   ---------------
Total cash and cash equivalents                                                      7,493             6,608
                                                                           ---------------   ---------------
Investment and mortgage-backed securities:
  Held to maturity                                                                  18,746            11,315
  Available for sale                                                                88,138            77,802
                                                                           ---------------   ---------------
Total investment and mortgage-backed securities                                    106,884            89,117
Loans, net                                                                         158,534           158,063
Office properties and equipment, net                                                 7,063             7,204
Federal Home Loan Bank Stock, at cost                                                2,625             2,625
Accrued interest receivable                                                          1,789             1,629
Mortgage servicing rights                                                              720               842
Intangible assets                                                                    6,135             6,299
Cash surrender value of life insurance                                               4,530             4,465
Other assets                                                                         1,215               900
                                                                           ---------------   ---------------
TOTAL ASSETS                                                               $       296,988   $       277,752
                                                                           ===============   ===============

LIABILITIES

Deposit accounts                                                           $       191,843   $       194,079
Advances from the Federal Home Loan Bank and other borrowings                       54,702            46,007
Securities sold under agreements to repurchase                                      17,000            11,000

Corporate obligated floating rate capital securities                                 8,000                --
Accrued interest on deposits                                                           387               404
Advances from borrowers for taxes and insurance                                         37               374
Other liabilities                                                                      611             1,512
                                                                           ---------------   ---------------
TOTAL LIABILITIES                                                                  272,580           253,376
                                                                           ---------------   ---------------

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                                --                --
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
  issued and outstanding - 1,928,125 shares at 12/31/01 and 1,924,478 at
  9/30/01                                                                               20                20
Additional paid-in capital                                                          11,356            11,321
Accumulated other comprehensive loss                                                  (421)             (182)
Retained earnings, substantially restricted                                         13,453            13,217
                                                                           ---------------   ---------------
TOTAL SHAREHOLDERS' EQUITY                                                          24,408            24,376
                                                                           ---------------   ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $     296,988   $       277,752
                                                                           ===============   ===============

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 2001 (unaudited) and 2000 (unaudited)

                                                                         Three Months Ended
                                                                    December 31,     December 31,
                                                                       2001              2000
                                                                  ---------------  -----------------
                                                                       (DOLLARS IN THOUSANDS)
Interest Income:
  Loans                                                           $        3,168   $          3,827
  Deposits and federal funds sold                                              6                 81
  Mortgage-backed securities                                                 949                690
  Interest and dividends on
   investment securities                                                     446                343
                                                                  ---------------  -----------------
Total Interest Income                                                      4,569              4,941
                                                                  ---------------  -----------------

Interest Expense:
  Deposit accounts                                                         1,776              2,253
  Trust preferred corporate obligation                                        17                  0
  Advances from the FHLB and other borrowings                                779                859
                                                                  ---------------  -----------------
Total Interest Expense                                                     2,572              3,112
                                                                  ---------------  -----------------

Net Interest Income                                                        1,997              1,829
  Provision for loan losses                                                   90                 24
                                                                  ---------------  -----------------
Net Interest Income After
  Provision for Loan Losses                                                1,907              1,805
                                                                  ---------------  -----------------

Non Interest Income:
  Fees for financial services                                                333                261
  Loan servicing fees (costs)                                                (69)                25
  Net gains on sale of investments                                             0                  3
  Net gains on sale of loans                                                   0                110
                                                                  ---------------  -----------------
Total Non Interest Income                                                    264                399
                                                                  ---------------  -----------------

Non Interest Expense:
  Compensation and employee benefits                                         690                738
  Occupancy and equipment                                                    392                332
  Deposit insurance premiums                                                   9                  6
  Professional services                                                       68                 52
  Advertising/Public relations                                                52                 41
  Real estate operations                                                       7                 16
  Deposit premium intangible                                                  83                 81
  Goodwill amortization                                                       82                 84
  Other                                                                      223                221
                                                                  ---------------  -----------------
Total Non Interest Expense                                                 1,606              1,571
                                                                  ---------------  -----------------

Income Before Income Taxes                                                   565                633
Income tax expense                                                           137                226
                                                                  ---------------  -----------------
Net Income                                                        $          428   $            407
                                                                  ===============  =================

Basic Net Income Per Common Share                                 $         0.22   $           0.21
                                                                  ===============  =================

Diluted Net Income Per Common Share                               $         0.21   $           0.21
                                                                  ===============  =================

Weighted Average Number of
  Common Shares Outstanding


Basic                                                                  1,926,896          1,913,373

Diluted                                                                1,995,896          1,959,521

See notes to consolidated financial statments.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2001 (unaudited) and 2000 (unaudited)

                                                              Three Months Ended
                                                         December 31,   December 31,
                                                             2001           2000
                                                         ------------   ------------
                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                                 $    428      $    407
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Provision for loan losses                                       90            24
 Amortization of intangibles                                    165           165
 Depreciation expense                                           216           195
 Recognition of deferred income, net of costs                   (12)         (199)
 Deferral of fee income, net of costs                            58           218
 Loans originated for sale                                        0         6,398
 Sale of loans                                                    0        (6,398)
 Gain on sale of loans                                            0           109
 Changes in operating assets and liabilities:
 (Increase) in accrued interest receivable                     (160)         (303)
 (Increase) in other assets                                    (378)       (1,180)
 Increase (decrease) in other liabilities                    (1,238)        3,669
 Increase (decrease) in accrued interest payable                (17)           70
                                                           --------      --------
Net cash provided by (used by) operating activities            (848)        3,175
                                                           --------      --------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
 Held to maturity                                            (5,157)            0
 Available for sale                                         (19,263)         (616)
Proceeds from sale of investment and mortgage-
 backed securities                                                0         1,735
Proceeds from maturity of investment and mortgage-
 backed securities:
 Available for sale                                           3,530             0
Principal repayments on mortgage-backed securities:
 Held to maturity                                               180           174
 Available for sale                                           2,534           606
Net (increase) decrease in loans                               (471)           65
Net (increase) decrease in mortgage servicing rights            122          (195)
Purchase of FHLB stock                                            0             0
Redemption of FHLB stock                                          0             0
Purchase of office properties and equipment                     (75)         (335)
                                                           --------      --------
Net cash provided by (used by) investing activities        ($18,600)     $  1,434
                                                           --------      --------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                     29             0
Dividends paid in cash ($0.10 per share -2001
and $0.10 per share - 2000)                                    (163)         (160)
Proceeds from the exercise of stock options                       8             0
Proceeds from term borrowings                                14,695         8,280
Proceeds from issuance of trust preferred corporate
obligations                                                   8,000             0
Increase (Decrease) in deposit accounts                      (2,236)       (5,667)
                                                           --------      --------

Net cash provided by financing activities                    20,333         2,453
                                                           --------      --------

NET DECREASE \ INCREASE IN CASH
 AND CASH EQUIVALENTS                                           885         7,062

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                       6,608         4,613
                                                           --------      --------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                          $  7,493      $ 11,675
                                                           ========      ========
SUPPLEMENTAL DISCLOSURES:


Cash paid for:
 Income taxes                                              $  1,106      $    672
 Interest                                                     2,589         3,042

Non-cash transactions:
 Loans foreclosed                                          $    162      $     52

See notes to consolidated financial statements.

                        UNION FINANCIAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

                                                              Retained       Accumulated
                                               Additional     Earnings          Other            Total
                            Common Stock        Paid-in    Substantially    Comprehensive    Shareholders'
                          Shares     Amount     Capital      Restricted        Income           Equity
                          ------     ------     -------      ----------        ------           ------
                                                (In Thousands, Except Share Data)
BALANCE AT SEPTEMBER
30, 2000                  1,911,005        20       11,314         12,640            (2,050)         21,924

Net income                                                            407                               407

Other comprehensive
income
  Unrealized gains on
  securities:

  Equity
  reclassification                                                                      113             113

  Unrealized holding
  gains arising during
  period                                                                                281             281
                                                                                        ---             ---
Comprehensive income                                                                                    801

Equity
reclassification                                     (113)                                             (113)

Dividend reinvestment
plan contributions            3,572                     30                                               30

Cash dividend ($.10
per share)                                                            (190)                            (190)
                          ---------   --------     -------       ---------         --------        --------

BALANCE AT DECEMBER
31, 2000                  1,914,577        $20     $11,231         $12,857          ($1,656)        $22,452
                          =========   ========     =======       =========         ========        ========
BALANCE AT SEPTEMBER
30, 2001                  1,924,478         20      11,321          13,217             (182)         24,376

Net income                                                             428                              428

Other comprehensive
income
  Unrealized losses on
  securities:

  Unrealized holding
  losses arising during
  period                                                                               (239)           (239)
                                                                                      -----           -----
Comprehensive income                                                                                    189

Options exercised               660                      6                                                6

Dividend reinvestment
plan contributions            2,987                     29                                               29

Cash dividend ($.10
per share)                                                           (192)                             (192)
                          ---------   --------     -------       ---------         --------        --------

BALANCE AT DECEMBER
31, 2001                  1,928,125        $20     $11,356         $13,453            ($421)        $24,408
                          =========   ========     =======       =========         ========        ========

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Presentation of Consolidated Financial Statements
         -------------------------------------------------

         The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiaries, Provident Community Bank (the "Bank") and Union Financial Statutory Trust I (the "Trust"). The Trust is a statutory trust created under the laws of the state of Connecticut. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 2001 has been derived from the Corporation's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

         Recently Issued Accounting Standards

         In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This
         -----------------------------------------------------------------
         staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Corporation believes that it is in compliance with SAB 102.

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of
                              -----------------------------------------
         Financial Assets and Extinguishment of Liabilities. This SFAS is a
         --------------------------------------------------
         replacement of SFAS No. 125. The statement was effective for transfers and servicing of financial assets and extinguishment of debt occurring after March 31, 2001. The statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization for fiscal year ending after December 15, 2000. The adoption of the standard did not have a material impact on the Corporation.

         In June 2001, the FASB issued SFAS No. 141 - Business Combinations.
                                                      ---------------------
         This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other
                                                      ------------------
         Intangible Assets. This SFAS addresses how goodwill and other
         -----------------
         intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Corporation is in the process of determining the effect of this SFAS on the financial position of the Corporation and plans to adopt on October 1, 2002.

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.       Income Per Share
         ----------------

         Income per share amounts for the three months ended December 31, 2001 and 2000 were computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding common stock options during the periods.

3.       Assets Pledged
         --------------

         Approximately $28,814,000 and $28,411,000 of debt securities at December 31, 2001 and September 30, 2001, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.       Contingencies and Loan Commitments
         ----------------------------------

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 2001 related to these items is summarized below:

         Loan Commitments:                              Contract Amount
         ----------------                               ---------------
                  Approved loan commitments                $ 2,859,000
                  Unadvanced portions of loans              12,008,000
                                                           -----------
                  Total loan commitments                   $14,867,000
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

         Commitments outstanding at December 31, 2001 consist of fixed and adjustable rate loans of approximately $14,867,000 at rates ranging from 6.5% to 7.5%. Commitments to originate loans generally expire within 30 to 60 days.

         Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $27,930,000 at December 31, 2001. Of these lines, the outstanding loan balances totaled approximately $15,922,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $4,500,000, which had an outstanding balance at December 31, 2001 of approximately $2,410,000.

5.       Corporation Obligated Floating Rate Capital Securities
         ------------------------------------------------------

         On November 14, 2001, the Corporation sponsored the creation of the Trust. The Corporation is the owner of all of the common securities of the Trust. On December 18, 2001, the Trust issued $8.0 million in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $248,000 capital contribution for the Trust's common securities, were used to acquire $8.2 million aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR, with an initial rate of 5.60%. A rate cap of 12.50% is effective through December 18, 2006. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the capital securities.

         A summary of the Trust securities issued and outstanding follows:

                                   Amount
                               Outstanding at                                                    Distribution
                                December 31,                 Prepayment                             Payment
                             ------------------
          Name                  2001      2000    Rate       Option Date          Maturity         Frequency
-------------------------    ---------- -------  -------  -----------------   -----------------  ------------
Union Financial Statutory    $8,000,000    --     5.60%   December 18, 2006   December 18, 2031    Quarterly
   Trust I

         The stated maturity of the Debentures is December 18, 2031. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after December 18, 2006. The Debentures are also subject to redemption prior to December 18, 2006 at 107.5% of par after the occurrence of certain events that would either have a negative tax effect on the Trust or the Corporation or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

         The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond December 18, 2031, the stated maturity date of the Debentures. If the Corporation defers interest payments on the Debentures, the Trust will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest (to the extent payment of such interest would be legally enforceable) at the applicable distribution rate, compounded quarterly.

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

         Financial Condition
         -------------------

         On November 14, 2001, the Corporation established the Trust as a business trust for the purpose of issuing trust preferred securities in a private placement conducted as part of a pooled offering sponsored by First Tennessee Capital Markets and Keefe Bruyette & Woods, Inc. On December 18, 2001, the Trust issued $8.0 million in trust preferred securities in the form of floating rate capital securities and issued approximately $248,000 of trust common securities to Union Financial. The Trust used the proceeds of these issuances to purchase $8.2 million of Union Financial's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 3.60% over three-month LIBOR, with an initial rate of 5.60%. A rate cap of 12.50% is effective through December 18, 2006. The Debentures are the sole assets of the Trust and are subordinate to all of Union Financial's existing and future obligations for borrowed money, its obligations under letters of credit and certain derivative contracts, and any guarantees by Union Financial of any such obligations. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as Union Financial fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred and common securities, Union Financial issued a guarantee related to the trust securities for the benefit of the holders.

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

         Total assets of the Corporation increased $19,236,000 or 6.93%, to $296,988,000 at December 31, 2001 from $277,752,000 at September 30,
         2001. Investments and mortgage-backed securities increased approximately $17,767,000, or 19.94%, from September 30, 2001 to December 31, 2001 due to the purchases of mortgage backed securities and municipal securities with the capital received through the trust preferred capital offering. Loans increased $471,000, or .30%, to $158,534,000 at December 31, 2001. The Corporation continues to focus on consumer and commercial lending with reduced emphasis on wholesale residential mortgage loans. Consumer and commercial lending during this period increased $5,325,000 or 10.02%. Deposits decreased $2,236,000 or 1.15% to $191,843,000 at December 31, 2001. The decrease was due primarily to outflows from demand accounts as a result of normal seasonal reductions. Borrowings from the Federal Home Loan Bank (FHLB) increased $8,695,000, or 18.90%, to $54,702,000 at December 31, 2001
         from $46,007,000 at September 30, 2001. Securities sold under agreements to repurchase were $17,000,000 at December 31, 2001 compared to $11,000,000 at September 30, 2001. During this period, securities sold under agreement to repurchase provided a lower-cost funding alternative to Federal Home Loan Bank advances. The increases in borrowings from FHLB and securities sold under agreement to repurchase were utilized to fund additional growth for the Corporation. Other liabilities decreased $901,000 or 59.6% to $611,000 at December 31, 2001 from $1,512,000 at September 30, 2001 due to the payment of state and federal income taxes.

         Liquidity
         ---------

         Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan sales and repayments, borrowings, maturity of securities and interest payments.

         While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The primary investing activities of the Corporation are the origination of residential one-to-four family mortgage loans and commercial and consumer loans, and the purchase of investment and mortgage-backed securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase and the utilization of FHLB advances.

         During the three months ended December 31, 2001, the Corporation's loan originations totaled $23.2 million. Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $14.9 million at December 31, 2001. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At December 31, 2001, the Corporation's investment in investment and mortgage-backed securities totaled $106.9 million.

         During the three months ended December 31, 2001, total deposits decreased $2.2 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Corporation and its local competitors and other factors. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2001, totaled $76.6 million. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At December 31, 2001, the Corporation had $54.7 million of FHLB borrowings and $17.0 million of securities sold under agreements to repurchase.

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

     As of December 31, 2001, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                           Requirement  Actual    Excess
------------------------------------------------------------------------------------------
     Tangible capital                                       $  4,416   $ 23,445  $ 19,029
     Tangible capital to adjusted total assets                  1.50%      7.96%     6.46%

     Core capital                                           $ 11,777   $ 23,445  $ 11,668
     Core capital to adjusted total assets                      4.00%      7.96%     3.96%

     Risk based capital                                     $ 12,767   $ 24,588  $ 11,821
     Risk based capital to risk weighted assets                 8.00%     15.41%     7.41%

     During the quarter ending December 31, 2001, the Corporation distributed to the Bank a capital contribution of $5 million from the proceeds of the trust preferred capital securities completed on December 18, 2001.

     The reported capital requirements are based on information reported in the OTS December 31, 2001 quarterly thrift financial report.

     Results of operations for the three months ended December 31, 2001 and 2000
     ---------------------------------------------------------------------------

     General
     -------

     Net income increased $21,000, or 5.16%, to $428,000 for the three months ended December 31, 2001 as compared to the same period in 2000. An increase in net interest income was partially offset by reductions in non-interest income. Non- interest income decreased due to reduced mortgage loan service fees and lower gain on sale of mortgage loans as a result of the Corporation's phase out of its wholesale mortgage operation during the first quarter of fiscal year 2001.

     Interest Income
     ---------------

     Interest income decreased $372,000, or 7.53%, for the three months ended December 31, 2001 as compared to the same period in 2000. Interest income on loans decreased by 17.22%, or $659,000, to $3,168,000 for the three months ended December 31, 2001 from $3,827,000 for the three months ended December 31, 2000. The reduction in interest income on loans from the previous year was due primarily to declining interest rates along with lower net loan growth. Interest and dividends on investment and mortgage-backed securities increased $362,000, or 35.04%, for the three months ended December 31, 2001 to $1,395,000 from $1,033,000 during the same period in 2000. The increase was due primarily to increased investments in mortgage-backed securities and municipal securities.

     Interest Expense
     ----------------

     Interest expense decreased $540,000, or 17.35%, for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 due primarily to lower deposit rates from a declining interest rate environment. Interest expense on deposit accounts decreased $477,000, or 21.17%, to $1,776,000 for the three months ended December 31, 2001 from $2,253,000 during the same period in 2000. Interest expense on borrowings decreased $80,000, or 9.31%, for the three months ended December 31, 2001 as compared to the same period in the previous year. Although the net borrowings have increased in FHLB advances and securities sold under agreements to repurchase over the previous year, interest rates have continued to decline during the period. The Corporation has also extended borrowing terms during this period to improve interest rate risk exposure. The Corporation also recorded $17,000 during the quarter for interest expense on the trust preferred corporate obligation that was issued on December 18, 2001.

     Provision for Loan Loss
     -----------------------

     During the three months ended December 31, 2001, the provision for loan losses was $90,000 as compared to $24,000 for the same period in the previous year. The increase in the provision reflects the implementation of a risk weighted loan loss reserve methodology that is intended to more closely track the level of risk of different types of loans. During this same period, non-accrual loans increased $270,000 or 33.9%, from $795,000 at September 30, 2001 to $1,065,000 at December 31, 2001. The increased provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Management believes the Bank's loan loss allowance is adequate to absorb future loan losses inherent in the portfolio. The Bank's loan loss allowance at December 31, 2001 was approximately .71% of the Bank's outstanding loan portfolio compared to .76% at December 31, 2000.

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

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                                   December 31, 2001  September 30, 2001
                                                   -----------------  ------------------
     Non-accruing loans which are
     contractually past due 90 days
      or more:

     Real Estate:
      Residential                                         $  624             $  626
     Commercial                                              187                190
     Consumer                                                254                  9
                                                          ------             ------
     Total                                                $1,065             $  795
                                                          ======             ======

     Percentage of loans receivable, net                    0.67%              0.50%
                                                          ======             ======

     Percentage of allowance for loan losses
     to total loans receivable, net                         0.71%              0.67%
                                                          ======             ======

     Allowance for loan losses                            $1,143             $1,080
                                                          ======             ======

     Real estate acquired through
      foreclosure and repossessed
      assets, net of allowances                           $  202             $   77
                                                          ======             ======

     Non-accrual loans increased $270,000 to $1,065,000 for the period ending December 31, 2001 from $795,000 at September 30, 2001. The increase was due primarily to the increase in consumer loan non-accruals as a result of higher unemployment from plant layoffs and closings in the surrounding communities. The well collateralized loans are supported by mortgages, equipment, and automobiles that should reduce the risk of loss for the Corporation.

     Non Interest Income and Expense
     -------------------------------

     Total non interest income decreased $135,000 or 33.83% to $264,000 for the three months ended December 31, 2001 from $399,000 for the same period in the previous year. Fees from financial services increased $72,000 or 27.59%, to $333,000 for the three months ended December 31, 2001 from $261,000 for the same period in the previous year. The increase was due primarily to the development of new fee income programs that were implemented during the first quarter of the 2002 fiscal year. Loan servicing fee costs for the three months ended December 31, 2001 were $69,000 compared to loan service fee income of $25,000 for the three months ended December 31, 2000. The decrease in loan servicing fee income was due to higher premium mortgage servicing rights amortization as a result of increased loan refinancing activity. Gain on sale of loans was $0 for the three months ended December 31, 2001 compared to $110,000 for the same period in the previous year. The Corporation phased out its wholesale mortgage operation during the first quarter of fiscal year 2001 and no longer actively sells loans into the secondary market.

     For the three months ended December 31, 2001, total non interest expense increased $35,000, or 2.23%, to $1,606,000 from $1,571,000 for the same period in 2000. Compensation and employee benefits decreased $48,000, or 6.50%, to $690,000 for the three month period ended December 31, 2001 from $738,000 for the same period in 2000 due primarily to staff reductions resulting from the phase out of the wholesale mortgage operation that occurred during the first quarter of the previous fiscal year. Occupancy and equipment expense increased $60,000, or 18.07%, to $392,000 for the three months ended December 31, 2001 from $332,000 for the same period in 2000 due to higher depreciation and equipment expense as a result of a new branch opening in the fourth quarter of the previous fiscal year. Professional services expense increased $16,000, or 30.77%, to $68,000 for the three months ended December 31, 2001 from $52,000 for the same period in 2000 due to higher consultant expense. The Corporation currently uses consultants in the loan and credit administration areas for additional support. Advertising and public relations expense increased $11,000, or 26.83%, to $52,000 for the three months ended December 31, 2001 from $41,000 for the same period in 2000 due to higher costs for product promotions.

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

Item 2.   Changes in Securities
          ---------------------

               The Corporation has the right, at one or more times, unless an event of default exists under the floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"), to defer interest payments on the Debentures for up to 20 consecutive quarterly periods. During this time, the Corporation will be prohibited from declaring or paying cash dividends on its common stock.

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

                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
                                  (Registrant)

Date:  2-5-02                     By: /s/ Dwight V. Neese
     ----------                      ---------------------------
                                     Dwight V. Neese, CEO

Date:  2/5/02                     By: Richard H. Flake
     ----------                      ---------------------------
                                     Richard H. Flake, CFO