Form 10QSB
period 2002-03-31
UNION FINANCIAL BANCSHARES INC
filed 2002-05-06
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
      For the quarterly period ended March 31, 2002
                                     --------------

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from  ____________ to ____________

                          COMMISSION FILE NUMBER 1-5735

                        UNION FINANCIAL BANCSHARES, INC.
                        -------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                           57-1001177
------------------------------------------------------------------------------------------
(Jurisdiction of Incorporation)                       (I.R.S. Employer Identification No.)


203 West Main Street, Union, South Carolina                                   29379
-------------------------------------------                                 ----------
(Address of Principal Executive Offices)                                    (Zip Code)

Registrant's telephone number, including area code (864) 429-1864

The Corporation had issued and outstanding 1,953,771 shares, $0.01 par value, common stock as of April 29, 2002.

                        UNION FINANCIAL BANCSHARES, INC.

                                      INDEX

Part I.           Financial Information                                             Page
                  ---------------------                                             ----
          Item 1.  Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets as of March 31, 2002
           and September 30, 2001                                                      3

          Consolidated Statements of Income for the three and six months
           ended March 31, 2002 and 2001                                               4

          Consolidated Statements of Cash Flows for the six
           months ended March 31, 2002 and 2001                                        5

          Consolidated Statements of Shareholders' Equity for the
           six months ended March 31, 2002 and 2001                                    6

          Notes to Consolidated Financial Statements                                   7

          Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                              11

Part II.  Other Information
          -----------------

          Item 1. Legal Proceedings                                                   18

          Item 2. Changes in Securities                                               18

          Item 3. Defaults Upon Senior Securities                                     18

          Item 4. Submission of Matters to a Vote of Security Holders                 18

          Item 5. Other Information                                                   19

          Item 6. Exhibits and Reports on Form 8-K                                    19

          Signatures                                                                  20

                          Item 1. Financial Statements
                        UNION FINANCIAL BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
               March 31, 2002 (unaudited) and September 30, 2001



                                                                                     March 31,             September 30,
ASSETS                                                                                 2002                    2001
                                                                                      ---------------------------------
                                                                                           (DOLLARS IN THOUSANDS)
Cash                                                                                   $  1,680             $    914
Short term interest-bearing deposits                                                      5,802                5,694
                                                                                       --------             --------
Total cash and cash equivalents                                                           7,482                6,608
                                                                                       --------             --------
Investment and mortgage-backed securities:
  Held to maturity                                                                       18,326               11,315
  Available for sale                                                                     89,103               77,802
                                                                                       --------             --------
Total investment and mortgage-backed securities                                         107,429               89,117
Loans , net                                                                             165,236              158,063
Office properties and equipment, net                                                      6,884                7,204
Federal Home Loan Bank Stock, at cost                                                     2,900                2,625
Accrued interest receivable                                                               1,769                1,629
Mortgage servicing rights                                                                   654                  842
Intangible assets                                                                         5,971                6,299
Cash surrender value of life insurance                                                    4,595                4,465
Other assets                                                                              1,249                  900
                                                                                       --------             --------
TOTAL ASSETS                                                                           $304,169             $277,752
                                                                                       ========             ========
LIABILITIES

Deposit accounts                                                                       $199,386             $194,079
Advances from the Federal Home Loan Bank and other borrowings                            54,500               46,007
Securities sold under agreements to repurchase                                           17,000               11,000
Corporate obligated floating rate capital securities                                      8,000                   --
Accrued interest on deposits                                                                411                  404
Advances from borrowers for taxes and insurance                                             141                  374
Other liabilities                                                                            67                1,512
                                                                                       --------             --------
TOTAL LIABILITIES                                                                       279,505              253,376
                                                                                       --------             --------
SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                                     --                   --
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
   issued and outstanding - 1,953,771 shares at 3/31/02 and 1,924,478 at 9/30/01             20                   20
Additional paid-in capital                                                               11,519               11,321
Accumulated other comprehensive loss                                                       (605)                (182)
Retained earnings, substantially restricted                                              13,730               13,217
                                                                                       --------             --------
TOTAL SHAREHOLDERS' EQUITY                                                               24,664               24,376
                                                                                       --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $304,169             $277,752
                                                                                       ========             ========

See notes to consolidated financial statements.

                        UNION FINANCIAL BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
   Three and Six Months Ended March 31, 2002 (unaudited) and 2001 (unaudited)



                                                                    Three Months Ended          Six Months Ended
                                                                  March 31,      March 31,    March 31,    March 31,
                                                                   2002            2001         2002          2001
                                                                ------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)     (DOLLARS IN THOUSANDS)
Interest Income:
  Loans                                                         $    3,157     $    3,629    $    6,325    $    7,457
  Deposits and federal funds sold                                        5             78            11           159
  Mortgage-backed securities                                         1,082            651         2,031         1,341
  Interest and dividends on
   investment securities                                               481            338           928           681
                                                                ----------     ----------    ----------    ----------
Total Interest Income                                                4,725          4,696         9,295         9,638
                                                                ----------     ----------    ----------    ----------
Interest Expense:
  Deposit accounts                                                   1,466          2,292         3,242         4,546
  Trust preferred corporate obligation                                 116              0           133             0
  Advances from the FHLB and other borrowings                          857            667         1,636         1,526
                                                                ----------     ----------    ----------    ----------
Total Interest Expense                                               2,439          2,959         5,011         6,072
                                                                ----------     ----------    ----------    ----------
Net Interest Income                                                  2,286          1,737         4,284         3,566
  Provision for loan losses                                            250             11           340            35
                                                                ----------     ----------    ----------    ----------
Net Interest Income After
   Provision for Loan Losses                                         2,036          1,726         3,944         3,531
                                                                ----------     ----------    ----------    ----------
Non Interest Income:
  Fees for financial services                                          368            188           700           449
  Loan servicing fees (costs)                                          (20)           (10)          (89)           16
  Net loss on sale of investments                                      (42)             0           (41)            3
  Net gains on sale of loans                                             0             84             0           193
                                                                ----------     ----------    ----------    ----------
Total Non Interest Income                                              306            262           570           661
                                                                ----------     ----------    ----------    ----------
Non Interest Expense:
  Compensation and employee benefits                                   732            728         1,400         1,465
  Occupancy and equipment                                              377            278           769           611
  Deposit insurance premiums                                             8              9            17            16
  Professional services                                                 89             66           157            85
  Advertising/Public relations                                          24             19            88            93
  Real estate operations                                                25              0            32            15
  Deposit premium intangible                                            83             83           165           165
  Goodwill amortization                                                 82             82           163           163
  Other                                                                287            218           523           440
                                                                ----------     ----------    ----------    ----------
Total Non Interest Expense                                           1,707          1,483         3,314         3,053
                                                                ----------     ----------    ----------    ----------
Income Before Income Taxes                                             635            505         1,200         1,139
Income tax expense                                                     163            178           300           404
                                                                ----------     ----------    ----------    ----------
Net Income                                                      $      472     $      327    $      900    $      735
                                                                ==========     ==========    ==========    ==========
Basic Net Income Per Common Share                               $     0.24     $     0.17    $     0.46    $     0.38
                                                                ==========     ==========    ==========    ==========
Diluted Net Income Per Common Share                             $     0.23     $     0.17    $     0.45    $     0.37
                                                                ==========     ==========    ==========    ==========
Weighted Average Number of
  Common Shares Outstanding
Basic                                                            1,951,990      1,916,765     1,939,310     1,915,044
Diluted                                                          2,028,913      1,965,848     2,016,223     1,962,650

See notes to consolidated financial statements.

                        UNION FINANCIAL BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        Six Months Ended March 31, 2002 (unaudited) and 2001 (unaudited)



                                                                                   Six Months Ended
                                                                                March 31,      March 31,
                                                                                   2002          2001
                                                                               -------------------------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                                                      $    900      $   735
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                          340           35
  Amortization of intangibles                                                        328          414
  Depreciation expense                                                               450          392
  Recognition of deferred income, net of costs                                       (45)         (52)
  Deferral of fee income, net of costs                                               153           64
  Loans originated for sale                                                            0       17,068
  Sale of loans                                                                        0      (17,068)
  Gain on sale of loans                                                                0          190
  Changes in operating assets and liabilities:
   (Increase) in accrued interest receivable                                        (140)         (51)
   (Increase) in other assets                                                       (479)        (925)
   Increase (decrease) in other liabilities                                       (1,678)         726
   Increase in accrued interest payable                                                7           63
                                                                                --------      -------
Net cash provided by (used by) operating activities                                 (164)       1,591
                                                                                --------      -------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Held to maturity                                                               (8,000)           0
   Available for sale                                                            (32,532)      (1,133)
Proceeds from sale of investment and mortgage-
    backed securities                                                             10,909        1,735
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                              5,122          950
Principal repayments on mortgage-backed securities:
   Held to maturity                                                                  532          321
   Available for sale                                                              5,234          776
Net (increase) decrease in loans                                                  (7,621)       2,258
Net (increase) decrease in  mortgage servicing rights                                188         (376)
Purchase of FHLB stock                                                              (275)           0
Redemption of FHLB stock                                                               0            0
Purchase of office properties and equipment                                         (130)        (867)
                                                                                --------      -------
Net cash provided by (used by) investing activities                             ($26,573)     $ 3,664
                                                                                --------      -------
FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                          56            0
Dividends paid in cash ($0.20 per share -2002
   and $0.20 per share - 2001)                                                      (387)        (323)
Proceeds from the exercise of stock options                                          142            0
Proceeds from term borrowings                                                     14,493       (1,319)
Proceeds from issuance of trust preferred corporate obligations                    8,000            0
Increase  in deposit accounts                                                      5,307        4,966
                                                                                --------      -------
Net cash  provided by financing activities                                        27,611        3,324
                                                                                --------      -------
NET DECREASE\INCREASE IN CASH
   AND CASH EQUIVALENTS                                                              874        8,579

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                          6,608        4,613
                                                                                --------      -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                             $  7,482      $13,192
                                                                                ========      =======
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Income taxes                                                                  $  1,566      $   718
  Interest                                                                         5,004        6,009
Non-cash transactions:
  Loans foreclosed                                                              $    185           71

See notes to consolidated financial statements.

                        UNION FINANCIAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              SIX MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

                                                                                    Retained      Accumulated
                                                                      Additional    Earnings         Other            Total
                                                 Common Stock          Paid-in    Substantially  Comprehensive    Shareholders'
                                              Shares       Amount      Capital     Restricted        Income          Equity
                                              ------       ------      -------     ----------        ------          ------
                                                                     (In Thousands, Except Share Data)
BALANCE AT SEPTEMBER 30, 2000                 1,911,005          $20      $11,314       $12,640          ($2,050)        $21,924

Net income                                                                                  735                              735

 Other comprehensive income
  Unrealized gains on securities:
   Equity reclassification                                                                                   113             113
   Unrealized holding gains arising during
   period                                                                                                    591             591
                                                                                                        --------         -------
Comprehensive income                                                                                                       1,439

Equity reclassification                                                      (113)                                          (113)

Dividend reinvestment plan contributions          6,890                        59                                             59

Cash dividend ($.20 per share)                                                             (382)                            (382)
                                              ----------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2001                     1,917,895          $20      $11,260       $12,993          ($1,346)        $22,927
                                              ==================================================================================

BALANCE AT SEPTEMBER 30, 2001                 1,924,478          $20      $11,321       $13,217            ($182)        $24,376

Net income                                                                                  900                              900

 Other comprehensive income
  Unrealized losses on securities:
   Unrealized holding losses arising during
   period                                                                                                   (423)           (423)
                                                                                                        --------         -------
 Comprehensive income                                                                                                        477

Options exercised                                23,605                       142                                            142

Dividend reinvestment plan contributions          5,688                        56                                             56

Cash dividend ($.20 per share)                                                             (387)                            (387)
                                              ----------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2002                     1,953,771          $20      $11,519       $13,730            ($605)        $24,664
                                              ==================================================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Presentation of Consolidated Financial Statements
         -------------------------------------------------

         The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiaries, Provident Community Bank (the "Bank"), a federally charted stock savings bank and Union Financial Statutory Trust I (the "Trust"), a statutory trust created under the laws of the state of Connecticut. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 2001 has been derived from the Corporation's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

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

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of
                              -----------------------------------------
         Financial Assets and Extinguishment of Liabilities. This SFAS is a
         --------------------------------------------------
         replacement of SFAS No. 125. The statement was effective for transfers and servicing of financial assets and extinguishment of debt occurring after March 31, 2001. The statement was effective for recognition and reclassification of collateral and for disclosures relating to securitizations for fiscal years ending after December 15, 2000. The adoption of the standard did not have a material impact on the Corporation.

         In June 2001, the FASB issued SFAS No. 141- Business Combinations.
                                                     ---------------------
         This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other
                                                      ------------------
         Intangible Assets. This SFAS addresses how goodwill and other
         -----------------
         intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Corporation is in the process of determining the effect of this SFAS on the financial position of the Corporation and plans to adopt it on October 1, 2002.

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.       Income Per Share
         ----------------

         Basic income per share amounts for the six months ended March 31, 2002 and 2001 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods.

3.       Assets Pledged
         --------------

         Approximately $32,410,000 and $28,411,000 of debt securities at March 31, 2002 and September 30, 2001, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.       Contingencies and Loan Commitments
         ----------------------------------

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2002 related to these items is summarized below:

         Loan Commitments:                                    Contract Amount
         ----------------                                     ---------------
            Approved loan commitments                          $  1,167,000
            Unadvanced portions of loans and credit lines        16,669,000
                                                               ------------
            Total loan commitments                             $ 17,836,000
                                                               ============

         Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Interest rates on loan commitments are a combination of fixed and variable.

         Commitments outstanding at March 31, 2002 consist of fixed and adjustable rate loans of approximately $17,836,000 at rates ranging from 6.5% to 7.5%. Commitments to originate loans generally expire within 30 to 60 days.

         Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $36,490,000 at March 31, 2002. Of these lines, the outstanding loan balances totaled approximately $19,821,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $4,500,000, which had an outstanding balance at March 31, 2002 of approximately $85,000.

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

         A summary of the Trust securities issued and outstanding follows:

                                 Amount
                             Outstanding at
                                March 31,
                             ----------------                                                          Distribution
                                                                Prepayment                               Payment
           Name                 2002     2001      Rate         Option Date          Maturity           Frequency
---------------------------  ---------   ----    --------    ----------------      ------------       --------------
Union Financial Statutory
 Trust I                     $8,000,000    --       5.60%   December 18, 2006      December 18, 2031      Quarterly

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward Looking Statements
         --------------------------

         Management's discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q contain certain "forward-looking statements" concerning the future operations of the Corporation and the Bank. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in our 10-Q to describe future plans and strategies. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation's and the Bank's market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

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

         Total assets of the Corporation increased $26,417,000 or 9.51%, to $304,169,000 at March 31, 2002 from $277,752,000 at September 30,
         2001. Investments and mortgage-backed securities increased approximately $18,312,000, or 20.55%, from September 30, 2001 to March 31, 2002 due to the purchases of mortgage backed securities and municipal securities with the capital received through the trust preferred capital offering and borrowings. Loans increased $7,173,000, or 4.54%, to $165,236,000 at March 31, 2002. The Corporation continues to focus on consumer and commercial lending with reduced emphasis on residential mortgage loans. Consumer and commercial loans outstanding during this period increased $14,934,000 or 62.60% while outstanding residential mortgage loans decreased $10,492,000 or 8.49%. Deposits increased $5,307,000 or 2.73% to $199,386,000 at March 31, 2002. The
         increase was due primarily to growth in certificates of deposits as a result of ongoing promotions for longer term products. Borrowings from the Federal Home Loan Bank (FHLB) increased $8,493,000, or 18.46%, to $54,500,000 at March 31, 2002 from $46,007,000 at September 30, 2001.
         Securities sold under agreements to repurchase were $17,000,000 at March 31, 2002 compared to $11,000,000 at September 30, 2001. During this period, securities sold under agreement to repurchase provided a lower-cost funding alternative to Federal Home Loan Bank advances. The increases in borrowings from FHLB and securities sold under agreement to repurchase were utilized to fund additional growth for the Corporation. Other liabilities decreased $1,445,000, or 95.6%, to $67,000 at March 31, 2002 from $1,512,000 at September 30, 2001 due to the payment of state and federal income taxes. Shareholders' equity increased $288,000 or 1.18% to $24,664,000 at March 31, 2002 from
         $24,376,000 at September 30, 2001 due to net income year to date, offset by an increase in unrealized losses in securities available for sale and by the payment of $0.20 per share quarterly dividends.

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

          During the six months ended March 31, 2002, the Corporation's loan originations totaled $53.9 million. At March 31, 2002, the Corporation's investment in investment and mortgage-backed securities totaled $107.4 million. Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $17.8 million at March 31, 2002. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

          During the six months ended March 31, 2002, total deposits increased $5.3 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Corporation and its local competitors and other factors. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2002, totaled $73.9 million. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At March 31, 2002, the Corporation had $54.5 million of FHLB borrowings and $17.0 million of securities sold under agreements to repurchase.

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

          As of March 31, 2002, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                                      Requirement    Actual     Excess
------------------------------------------------------------------------------------------------------
          Tangible capital                                              $ 4,539     $24,224    $19,685
          Tangible capital to adjusted total assets                        1.50%       8.01%      6.51%

          Core capital                                                  $12,104     $24,224    $12,120
          Core capital to adjusted total assets                            4.00%       8.01%      4.01%

          Risk based capital                                            $12,871     $25,613    $12,742
          Risk based capital to risk weighted assets                       8.00%      15.92%      7.92%

          During the quarter ending December 31, 2001, the Corporation contributed $5 million to the capital of the Bank from the proceeds of the trust preferred capital securities completed on December 18, 2001.

          The reported capital requirements are based on information reported in the OTS March 31, 2002 quarterly thrift financial report.

          Results of operations for the six months ended March 31, 2002 and 2001
          ----------------------------------------------------------------------

          General
          -------

          Net income increased $165,000, or 22.45%, to $900,000 for the six months ended March 31, 2002 as compared to the same period in 2001. An increase in net interest income was partially offset by an increase in the provision for loan losses, increases in non interest expense and reductions in non interest income. Non interest income decreased due to reduced mortgage loan service fees and lower gain on sale of mortgage loans as a result of the Corporation's phase out of its wholesale mortgage operation during the first quarter of fiscal year 2001.

          Interest Income
          ---------------

          Interest income decreased $343,000, or 3.56%, for the six months ended March 31, 2002 as compared to the same period in 2001. Interest income on loans decreased by 15.18%, or $1,132,000, to $6,325,000 for the six months ended March 31, 2002 from $7,457,000 for the six months ended March 31, 2001. The reduction in interest income on loans from the previous year was due primarily to declining interest rates along with higher net loan growth in prime-based commercial loans. Interest and dividends on investment and mortgage-backed securities increased $937,000, or 46.34%, for the six months ended March 31, 2002 to $2,959,000 from

          $2,022,000 during the same period in 2001. The increase was due primarily to increased investments in mortgage-backed securities and municipal securities.

          Interest Expense
          ----------------

          Interest expense decreased $1,061,000, or 17.47%, for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001, due primarily to lower deposit rates from a declining interest rate environment. Interest expense on deposit accounts decreased $1,304,000, or 28.68%, to $3,242,000 for the six months ended March 31, 2002 from $4,546,000 during the same period in 2001. Interest expense on borrowings increased $110,000, or 7.21%, for the six months ended March 31, 2002 as compared to the same period in the previous year due to a higher level of borrowings that was utilized to fund growth, offset by lower interest rates during the period. The Corporation has also extended borrowing terms during this period to improve interest rate risk exposure. The Corporation also recorded $133,000 for the six months ended March 31, 2002 for interest expense on the trust preferred corporate obligation that was issued on December 18, 2001.

          Provision for Loan Loss
          -----------------------

          During the six months ended March 31, 2002, the provision for loan losses was $340,000 as compared to $35,000 for the same period in the previous year. The increase in the provision reflects the implementation of a risk weighted loan loss reserve methodology that is intended to more closely track the level of risk of different types of loans. During this same period, non-accrual loans increased $60,000, or 7.55%, from $795,000 at September 30, 2001 to $855,000 at
          March 31, 2002. The increased provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Management believes the Bank's loan loss allowance is adequate to absorb future loan losses inherent in the portfolio. The Bank's loan loss allowance at March 31, 2002 was approximately .83% of the Bank's outstanding loan portfolio and 162.46% of non-performing loans compared to .78% of the Bank's outstanding loan portfolio and 69.75% of non-performing loans at March 31, 2001.

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

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                             March 31, 2002   September 30, 2001
                                             --------------   ------------------
     Non-accruing loans which are
     contractually past due 90 days
      or more:

     Real Estate:
     Residential                                 $   395          $   626
     Commercial                                      104              160
     Consumer                                        356                9
                                                 -------          -------
     Total                                       $   855          $   795
                                                 =======          =======

     Percentage of loans receivable, net            0.52%            0.50%
                                                 =======          =======

     Percentage of allowance for loan losses
     to total loans receivable, net                 0.83%            0.67%
                                                 =======          =======

     Allowance for loan losses                   $ 1,389          $ 1,080
                                                 =======          =======

     Real estate acquired through
      foreclosure and repossessed
      assets, net of allowances                  $   185          $    77
                                                 =======          =======

     Non-accrual loans increased $60,000 to $855,000 for the period ending March 31, 2002 from $795,000 at September 30, 2001. The increase was due primarily to the increase in consumer loan non-accruals as a result of higher unemployment from plant layoffs and closings in the surrounding communities. The well collateralized loans are supported by mortgages, equipment, and automobiles that should reduce the risk of loss for the Corporation.

     Non Interest Income and Expense
     --------------------------------

     Total non interest income decreased $91,000, or 13.77%, to $570,000 for the six months ended March 31, 2002 from $661,000 for the same period in the previous year. Fees from financial services increased $251,000, or 55.90%, to $700,000 for the six months ended March 31, 2002 from $449,000 for the same period in the previous year. The increase was due primarily to the development of new fee income programs that were implemented during the first quarter of the 2002 fiscal year. Loan servicing fee costs for the six months ended March 31, 2002 were $89,000 compared to loan service fee income of $16,000 for the six months ended March 31, 2001. The decrease in loan servicing fee income was due to higher premium mortgage servicing rights amortization as a result of increased loan refinancing activity. Gain on sale of loans was $0 for the six months ended March 31, 2002 compared to $193,000 for the same period in the previous year. The Corporation phased out its wholesale mortgage operation during the first quarter of fiscal year 2001 and no longer actively sells loans into the secondary market. Loss on sale of investments was $41,000 for the six months ended March 31, 2002 compared to a gain on sale of investments of $3,000 for the same period in the previous year. The loss on sale of investments for the current year was the result of the sale of investments with higher interest sensitivity and therefore the sale will improve interest rate exposure for the Corporation.

          For the six months ended March 31, 2002, total non interest expense increased $261,000, or 8.55%, to $3,314,000 from $3,053,000 for the same period in 2001. Compensation and employee benefits decreased $65,000, or 4.44%, to $1,400,000 for the six month period ended March 31, 2002 from $1,465,000 for the same period in 2001 due primarily to staff reductions resulting from the phase out of the wholesale mortgage operation that occurred during the first quarter of the previous fiscal year. Occupancy and equipment expense increased $158,000, or 25.86%, to $769,000 for the six months ended March 31, 2002 from $611,000 for the same period in 2001 due to higher depreciation and equipment expense as a result of a new branch opening in the fourth quarter of the previous fiscal year. Professional services expense increased $72,000, or 84.71%, to $157,000 for the six months ended March 31, 2002 from $85,000 for the same period in 2001 due to higher consultant and audit expenses. The Corporation currently uses consultants in the loan and credit administration areas for additional support. Real estate operations expense increased $17,000, or 113.33%, to $32,000 for the six months ended March 31, 2002 from $15,000 for the same period in 2001 due to higher disposition costs for loan foreclosures. Other expense increased $83,000, or 18.86%, to $523,000 for the six months ended March 31, 2002 from $440,000 for the same period in 2001 due primarily to higher items processing expense that resulted from new customer account features. The overall effective income tax rate for the Corporation was 25.00% for the six month period ended March 31, 2002 compared to 35.47% for the same period in 2001. The reduction was due to increased investments in government municipal securities with the municipal securities investments at March 31, 2002 at $15,394,000 compared to $1,765,000 at March 31, 2001.

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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The Annual Meeting of the Stockholders of the Corporation was held on January 30, 2002. The results of the vote on the matters presented at the meeting is as follows:

           1) The following individuals were elected as directors, each for a three-year term by the following rate:

                                      Votes For                   Votes Withheld
                                      ---------                   --------------

                    Carl L. Mason     1,413,828                         43,308
                    William M. Graham 1,429,349                         27,787
                    John S. McMeekin  1,397,746                         59,390

           2) The appointment of Elliott Davis, LLC, as auditors or the Corporation for the fiscal year ending September 30, 2002 was ratified by the shareholders by the following vote:

                    For 1,428,305      Against 23,306    Abstain 5,525
                        ---------              -------           -----

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

                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
                                  (Registrant)

Date:   4-30-02                By: Dwight V. Neese
      -----------                  ---------------------
                                   Dwight V. Neese, CEO


Date:   4/30/02                By: Richard H. Flake
      -----------                  ---------------------
                                   Richard H. Flake, CFO