Form 10QSB
period 2002-06-30
UNION FINANCIAL BANCSHARES INC
filed 2002-08-07
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
         ACT OF 1934
         For the quarterly period ended June 30, 2002
                                        -------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to  _______________


                          COMMISSION FILE NUMBER 1-5735


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                            57-1001177
-----------------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation)        (I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina                              29379
-------------------------------------------                           ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code: (864) 429-1864

The Corporation had 1,955,922 shares, $0.01 par value, common stock issued and outstanding as of July 30, 2002.

                        UNION FINANCIAL BANCSHARES, INC.


                                      INDEX

Part I.   Financial Information                                                        Page
          ---------------------                                                        ----
          Item 1.  Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets as of June 30, 2002
          and September 30, 2001                                                          3

          Consolidated Statements of Income for the three and nine months
          ended June 30, 2002 and 2001                                                    4

          Consolidated Statements of Cash Flows for the nine
          months ended June 30, 2002 and 2001                                             5

          Consolidated Statements of Shareholders' Equity for the
          nine months ended June 30, 2002 and 2001                                        6

          Notes to Consolidated Financial Statements                                   7-10

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                               10-18


Part II. Other Information
         -----------------

          Item 1. Legal Proceedings                                                      18

          Item 2. Changes in Securities                                                  18

          Item 3. Defaults Upon Senior Securities                                        18

          Item 4. Submission of Matters to a Vote of Security Holders                    18

          Item 5. Other Information                                                      18

          Item 6. Exhibits and Reports on Form 8-K                                       18

          Signatures                                                                     19

Item 1. Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2002 (unaudited) and September 30, 2001

                                                                                       June 30,     September 30,
ASSETS                                                                                   2002           2001
                                                                                     -----------    -------------
                                                                                        (DOLLARS IN THOUSANDS)
Cash                                                                                 $       820    $         914
Short term interest-bearing deposits                                                       9,739            5,694
                                                                                     -----------    -------------
Total cash and cash equivalents                                                           10,559            6,608
                                                                                     -----------    -------------
Investment and mortgage-backed securities:
  Held to maturity                                                                             -           11,315
  Available for sale                                                                     107,926           77,802
                                                                                     -----------    -------------
Total investment and mortgage-backed securities                                          107,926           89,117
Loans, net                                                                               166,834          158,063
Office properties and equipment, net                                                       6,731            7,204
Federal Home Loan Bank Stock, at cost                                                      2,900            2,625
Accrued interest receivable                                                                1,968            1,629
Mortgage servicing rights                                                                    569              842
Intangible assets                                                                          5,807            6,299
Cash surrender value of life insurance                                                     4,661            4,465
Other assets                                                                                 568              900
                                                                                     -----------    -------------
TOTAL ASSETS                                                                         $   308,523    $     277,752
                                                                                     ===========    =============
LIABILITIES

Deposit accounts                                                                     $   204,168    $     194,079
Advances from the Federal Home Loan Bank and other borrowings                             52,000           46,007
Securities sold under agreements to repurchase                                            17,000           11,000
Corporate obligated floating rate capital securities                                       8,000                -
Accrued interest on deposits                                                                 407              404
Advances from borrowers for taxes and insurance                                              278              374
Other liabilities                                                                            362            1,512
                                                                                     -----------    -------------
TOTAL LIABILITIES                                                                        282,215          253,376
                                                                                     -----------    -------------
SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                                       -                -
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
   issued and outstanding - 1,955,922 shares at 6/30/02 and 1,924,478 at 9/30/01              20               20
Additional paid-in capital                                                                11,546           11,321
Accumulated other comprehensive loss                                                         746             (182)
Retained earnings, substantially restricted                                               13,996           13,217
                                                                                     -----------    -------------
TOTAL SHAREHOLDERS' EQUITY                                                                26,308           24,376
                                                                                     -----------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $   308,523    $     277,752
                                                                                     ===========    =============

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended June 30, 2002 (unaudited) and 2001 (unaudited)

                                                      Three Months Ended        Nine Months Ended
                                                      June 30,   June 30,       June 30,  June 30,
                                                        2002       2001          2002       2001
                                                    ----------- ----------     ---------  --------
                                                     (DOLLARS IN THOUSANDS)   (DOLLARS IN THOUSANDS)
Interest Income:
  Loans                                             $    3,160    $    3,616    $    9,485    $   11,073
  Deposits and federal funds sold                           29            65            41           224
  Mortgage-backed securities                             1,035           728         3,066         2,069
  Interest and dividends on
   investment securities                                   421           328         1,348         1,008
                                                    ----------    ----------    ----------    ----------
Total Interest Income                                    4,645         4,737        13,940        14,374
                                                    ----------    ----------    ----------    ----------

Interest Expense:
  Deposit accounts                                       1,415         2,192         4,657         6,675
  Trust preferred corporate obligation                     116             -           250             -
  Advances from the FHLB and other borrowings              879           653         2,515         2,241
                                                    ----------    ----------    ----------    ----------
Total Interest Expense                                   2,410         2,845         7,422         8,916
                                                    ----------    ----------    ----------    ----------

Net Interest Income                                      2,235         1,892         6,518         5,458
  Provision for loan losses                                350            10           690            45
Net Interest Income After                           ----------    ----------    ----------    ----------
   Provision for Loan Losses                             1,885         1,882         5,828         5,413
                                                    ----------    ----------    ----------    ----------

Non Interest Income:
  Fees for financial services                              394           233         1,094           683
  Loan servicing costs                                     (40)          (44)         (129)          (28)
  Net gains (loss) on sale of investments                   10             -           (31)            3
  Net gains on sale of loans                                 -            17             -           210
                                                    ----------    ----------    ----------    ----------
Total Non Interest Income                                  364           206           934           868
                                                    ----------    ----------    ----------    ----------
Non Interest Expense:
  Compensation and employee benefits                       745           743         2,145         2,208
  Occupancy and equipment                                  398           349         1,168           960
  Deposit insurance premiums                                 9             8            26            24
  Professional services                                     96            73           253           190
  Advertising/Public relations                              14            32           102            93
  Real estate operations                                    16            (2)           48            14
  Deposit premium intangible                                83            81           248           242
  Goodwill amortization                                     82            81           245           247
  Other                                                    197           255           718           695
                                                    ----------    ----------    ----------    ----------
Total Non Interest Expense                               1,640         1,620         4,953         4,673
                                                    ----------    ----------    ----------    ----------
Income Before Income Taxes                                 609           468         1,809         1,608
Income tax expense                                         148           165           448           569
                                                    ----------    ----------    ----------    ----------
Net Income                                          $      461    $      303    $    1,361    $    1,039
                                                    ==========    ==========    ==========    ==========
Basic Net Income Per Common Share                   $     0.24    $     0.16    $     0.70    $     0.54
                                                    ==========    ==========    ==========    ==========
Diluted Net Income Per Common Share                 $     0.23    $     0.15    $     0.67    $     0.53
                                                    ==========    ==========    ==========    ==========
Weighted Average Number of
 Common Shares Outstanding

Basic                                                1,954,480     1,920,176     1,944,391     1,916,759

Diluted                                              2,043,195     1,977,210     2,025,224     1,967,502

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2002 (unaudited) and 2001 (unaudited)

                                                                        Nine Months Ended
                                                                    June 30,         June 30,
                                                                     2002             2001
                                                               ------------------------------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                                        $   1,361        $    1,039
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                             690                45
  Amortization of intangibles                                           493               578
  Depreciation expense                                                  672               593
  Recognition of deferred income, net of                                (50)              (58)
costs

  Deferral of fee income, net of costs                                  158                70
  Loans originated for sale                                               -            27,825
  Sale of loans                                                           -           (27,825)
  Gain on sale of loans                                                   -               210
  Changes in operating assets and
liabilities:
   (Increase) in accrued interest receivable                           (339)               20
   (Increase) in other assets                                           332              (752)
   Increase (decrease) in other liabilities                          (1,246)              462
   Increase in accrued interest payable                                   3                50
                                                                  ---------        ----------
Net cash provided by operating activities                             2,074             2,257
                                                                  ---------        ----------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                               (56,767)           (8,923)
Proceeds from sale of investment and
mortgage-backed securities                                           23,334             4,353
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                 5,435             1,650
Principal repayments on mortgage-backed securities:
   Held to maturity                                                     605               296
   Available for sale                                                 8,584             1,478
Net (increase) decrease in loans                                     (8,838)           10,161
Net (increase) decrease in mortgage servicing rights                    273              (536)
Purchase of FHLB stock                                                 (275)                -
Purchase of office properties and equipment                            (199)           (1,282)
                                                                  ---------        ----------
Net cash provided by (used by) investing activities                 (27,848)            7,197
                                                                  ---------        ----------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                             84                89
Dividends paid in cash ($0.30 per share -2002
and $0.30 per share - 2001)                                            (582)             (574)
Proceeds from the exercise of stock options                             141                 -
Proceeds from term borrowings                                        11,993                 -
Proceeds from issuance of trust preferred                             8,000            (8,560)
corporate obligations
Increase  in deposit accounts                                        10,089             7,505
                                                                  ---------        ----------
Net cash  provided by (used by) financing activities                 29,725            (1,540)
                                                                  ---------        ----------

NET DECREASE\INCREASE IN CASH
   AND CASH EQUIVALENTS                                               3,951             7,914

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                             6,608             4,613
                                                                  ---------        ----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                               $  10,559        $   12,527
                                                                  =========        ==========

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                    $   1,616        $      437
  Interest                                                            7,419             8,866

Non-cash transactions:
  Loans foreclosed                                                $     288        $       71

See notes to consolidated financial statements.

                        UNION FINANCIAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              NINE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                                                 Retained     Accumulated
                                                                    Additional   Earnings        Other        Total
                                                    Common Stock     Paid-in   Substantially Comprehensive Shareholders'
                                                  Shares     Amount  Capital     Restricted      Income       Equity
                                                  ------     ------  -------     ----------      ------       ------
                                                                   (In Thousands, Except Share Data)
BALANCE AT SEPTEMBER 30, 2000                    1,911,005      $ 20 $ 11,314     $12,640       ($2,050)      $21,924

Net income                                                                          1,039                       1,039

  Other comprehensive income
    Unrealized gains on securities:
       Equity reclassification                                                                      113           113
       Unrealized holding gains arising during
        period                                                                                      761           761
                                                                                                    ---           ---
  Comprehensive income                                                                                          1,913

Equity reclassification                                                 (113)                                    (113)

Dividend reinvestment plan contributions            10,293                89                                       89

Cash dividend ($.30 per share)                                                       (574)                       (574)

                                                 --------------------------------------------------------------------

BALANCE AT JUNE 30, 2001                         1,921,298      $20  $11,290      $13,105       ($1,176)      $23,239
                                                 ====================================================================

BALANCE AT SEPTEMBER 30, 2001                    1,924,478      $20  $11,321      $13,217         ($182)      $24,376

Net income                                                                          1,361                       1,361

  Other comprehensive income
    Unrealized gains on securities:
       Unrealized holding gains arising during
        period                                                                                      928           928
                                                                                                    ---           ---
  Comprehensive income                                                                                          2,289

Options exercised                                   23,605               141                                      141

Dividend reinvestment plan contributions             7,839                84                                       84

Cash dividend ($.30 per share)                                                       (582)                       (582)

                                                 --------------------------------------------------------------------

BALANCE AT JUNE 30, 2002                         1,955,922      $20  $11,546      $13,996          $746       $26,308
                                                 ====================================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Presentation of Consolidated Financial Statements

         The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiaries, Provident Community Bank (the "Bank"), a federally charted stock savings bank and Union Financial Statutory Trust I (the "Trust"), a statutory trust created under the laws of the state of Connecticut. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 2001 has been derived from the Corporation's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

         Recently Issued Accounting Standards

         In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001.The FASB has also proposed additional guidance related to reconsideration of SFAS 72, which could also impact the Corporation's accounting for goodwill. The Corporation is in the process of determining the effect of this SFAS on the financial position of the Corporation and plans to adopt it on October 1, 2002.

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.       Income Per Share

         Basic income per share amounts for the three and nine months ended June 30, 2002 and 2001 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods.

3.       Assets Pledged

         Approximately $34,601,000 and $28,411,000 of debt securities at June 30, 2002 and September 30, 2001, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, Laurens County and certain other liabilities. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances.

4.       Contingencies and Loan Commitments

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2002 related to these items is summarized below:

         Loan Commitments:                                       Contract Amount
         ----------------                                        ---------------
              Approved loan commitments                            $     699,000
              Unadvanced portions of loans and credit lines           17,486,000
                                                                      ----------
              Total loan commitments                                 $18,185,000
                                                                     ===========

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

         Commitments outstanding at June 30, 2002 consist of fixed and adjustable rate loans provided above at rates ranging from 6.0% to 7.0%. Commitments to originate loans generally expire within 30 to 60 days.

         Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $38,917,000 at June 30, 2002. Of these lines, the outstanding loan balances totaled approximately $21,431,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $2,000,000, which had an outstanding balance at June 30, 2002 of approximately $336,000.

5.       Corporation Obligated Floating Rate Capital Securities

         On November 14, 2001, the Corporation sponsored the creation of the Trust. The Corporation is the owner of all of the common securities of the Trust. On December 18, 2001, the Trust issued $8.0 million in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $248,000 capital contribution for the Trust's common securities, were used to acquire $8.2 million aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR, with an initial rate of 5.60%. A rate cap of 12.50% is effective through December 18, 2006. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the capital securities.

         A summary of the Trust securities issued and outstanding follows:

 ------------------------------------------------------------------------------------------------------------------
                                 Amount
                             Outstanding at
                                June 30,                                                           Distribution
                             --------------                Prepayment                                Payment
            Name               2002     2001    Rate      Option Date          Maturity             Frequency
 -------------------------  ----------- ----    ----     -----------------   -----------------      ------------
 Union Financial Statutory   $8,000,000  --     5.60%    December 18, 2006   December 18, 2031      Quarterly
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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward Looking Statements

         Management's discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q contain certain "forward-looking statements" concerning the future operations of the Corporation and the Bank. Management intends to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in our 10-Q to describe future plans and strategies. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation's and the Bank's market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

         Financial Condition

         Assets

         Total assets of the Corporation increased $30,771,000, or 11.08%, to $308,523,000 at June 30, 2002 from $277,752,000 at September 30, 2001.
         Investments and mortgage-backed securities increased approximately $18,809,000, or 21.11%, from September 30, 2001 to June 30, 2002, due to the purchase of mortgage backed securities and municipal securities with the capital received through the trust preferred capital offering and borrowings. During the quarter ended June 30, 2002, management determined that a reclassification of the held to maturity securities was necessary in order to achieve certain interest rate risk management goals. This transfer was determined to be necessary due to the volatility in interest rates during the most recent 12-15 month period as management reclassified $9.5 million (amortized cost) of mortgage-backed securities to available for sale in order to sell them and restructure the Corporation's interest rate risk profile. In addition, management reclassified $8.5 million (amortized cost) of additional securities as available for sale. This transfer was done to comply with the FASB's position that following transfers of held to maturity securities for any purpose other than under unusual and unforeseen circumstances, any remaining held-to-maturity securities should be reclassified to available-for-sale. The net unrealized gain on the securities included in equity related to the reclassification of the securities was $131,000.

         Loans increased $8,771,000, or 5.55%, to $166,834,000 at June 30, 2002.
         The Corporation continues to focus on consumer and commercial lending with reduced emphasis on residential mortgage loans. Consumer and commercial loans outstanding during this period increased $17,837,000, or 41.51%, while outstanding residential mortgage loans decreased $8,134,000 or 6.89%.

         Liabilities

         Total liabilities increased $28,839,000, or 11.38% , to $282,215,000 at June 30, 2002 from $253,376,000 at September 30, 2001.

         Deposits increased $10,089,000 or 5.20%, to $204,168,000 at June 30,
         2002. The increase was due primarily to growth in certificates of deposits as a result of ongoing promotions for longer term products. In addition, transaction accounts increased 9.97% or $3,886,000 during this period as a result of a focus to reduce overall costs of funds. Borrowings from the Federal Home Loan Bank (FHLB) increased $5,993,000, or 13.03%, to $52,000,000 at June 30, 2002 from $46,007,000 at
         September 30, 2001. Securities sold under agreements to repurchase increased $6,000,000 to $17,000,000 at June 30, 2002 from $11,000,000 at September 30, 2001. During this period, securities sold under agreement to repurchase provided a lower-cost funding alternative to Federal Home Loan Bank advances. The increases in borrowings from FHLB and securities sold under agreement to repurchase were utilized to fund additional growth for the Corporation. Other liabilities decreased $1,150,000, or 76.06%, to $362,000 at June 30, 2002 from $1,512,000 at
         September 30, 2001 due to the payment of state and federal income taxes.

         Shareholders' Equity

         Shareholders' equity increased $1,932,000 or 7.93% to $26,308,000 at June 30, 2002 from $24,376,000 at September 30, 2001 due to net income year to date, along with an increase in unrealized gains in securities available for sale, offset by the payment of $0.20 per share quarterly dividends.

         Trust Preferred Securities

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

     The Debentures, the common securities issued by the Trust, and the related income effects are eliminated within Union Financial's financial statements. Union Financial's obligations under the Debentures, the related debenture, the trust agreement relating to the trust securities, and the guarantee constitute a full and unconditional guarantee by Union Financial of the obligations of the Trust under the trust preferred securities.

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

     Union Financial used the proceeds of the offering for general corporate purposes, to fund dividends to shareholders and for contributions to the capital of the Bank.

     Liquidity

     Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan sales and repayments, borrowings, maturity of securities and interest payments.

     While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The primary investing activities of the

     Corporation are the origination of residential one-to-four family mortgage loans and commercial and consumer loans, and the purchase of investment and mortgage-backed securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase, the utilization of FHLB advances and the proceeds from the offering of trust preferred securities.
     During the nine months ended June 30, 2002, the Corporation's loan originations totaled $72.5 million. At June 30, 2002, the Corporation's investment in investment and mortgage-backed securities totaled $107.9 million. Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $18.2 million at June 30, 2002. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

     During the nine months ended June 30, 2002, total deposits increased $10.1 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Corporation and its local competitors and other factors. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2002, totaled $66.3 million. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At June 30, 2002, the Corporation had $52 million of FHLB borrowings and $17.0 million of securities sold under agreements to repurchase.

     Capital Resources

     The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

     As of June 30, 2002, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                 Requirement   Actual    Excess
--------------------------------------------------------------------------------
     Tangible capital                                $ 4,553  $25,003   $20,450
     Tangible capital to adjusted total assets          1.50%    8.24%     6.74%

     Core capital                                  $12,170   $25,003   $12,833
     Core capital to adjusted total assets            4.00%     8.24%     4.24%

     Risk based capital                            $12,976   $26,700   $13,724
     Risk based capital to risk weighted assets       8.00%    16.46%     8.46%


     During the quarter ending December 31, 2001, the Corporation contributed $5 million to the capital of the Bank from the proceeds of the trust preferred capital securities completed on December 18, 2001.

     The reported capital requirements are based on information reported in the OTS June 30, 2002 quarterly thrift financial report.

     Results of operations for the nine months ended June 30, 2002 and 2001

     General

     Net income increased $322,000, or 30.99%, to $1,361,000 for the nine months ended June 30, 2002 as compared to the same period in 2001. Increases in net interest income and non interest income were partially offset by an increase in the provision for loan losses and increases in non interest expense.

     Interest Income

     Interest income decreased $434,000, or 3.02%, for the nine months ended June 30, 2002 as compared to the same period in 2001. Interest income on loans decreased by 14.34%, or $1,588,000, to $9,485,000 for the nine months ended June 30, 2002 from $11,073,000 for the nine months ended June 30, 2001, due primarily to declining interest rates along with higher net loan growth in prime-based commercial loans. Interest and dividends on investment and mortgage-backed securities increased $1,154,000, or 34.96%, for the nine months ended June 30, 2002 to $4,455,000 from $3,301,000 during the same period in 2001. The increase was due primarily to increased investments in mortgage-backed securities and municipal securities.

     Interest Expense

     Interest expense decreased $1,494,000, or 16.76%, for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001, due primarily to lower deposit rates from a declining interest rate environment. Interest expense on deposit accounts decreased $2,018,000, or 30.23%, to $4,657,000 for the nine months ended June 30, 2002 from $6,675,000 during the same period in 2001. Interest expense on borrowings increased $274,000, or 12.23%, for the nine months ended June 30, 2002 as compared to the same period in the previous year due to a higher level of borrowings that was utilized to fund growth, offset by lower interest rates during the period. The Corporation has also extended borrowing terms during this period to improve interest rate risk exposure. The Corporation also recorded $250,000 for the nine months ended June 30, 2002 for interest expense on the trust preferred securities that were issued on December 18, 2001.

     Provision for Loan Loss

     During the nine months ended June 30, 2002, the provision for loan losses was $690,000 as compared to $45,000 for the same period in the previous year. The increase in the provision reflects the implementation of a risk weighted loan loss reserve methodology that is intended to more closely track the level of risk of different types of loans. During this same period, non-accrual loans increased $1,142,000 from $795,000 at September 30, 2001 to $1,937,000 at June 30, 2002. The increased provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Management believes the Bank's loan loss allowance is adequate to absorb future loan losses inherent in the portfolio. The Bank's loan loss allowance at June 30, 2002 was approximately .99% of the Bank's outstanding loan portfolio and 87.56% of non-performing loans compared to .74% of the Bank's outstanding loan portfolio and 126.33% of non-performing loans at June 30, 2001.

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

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                        June 30, 2002    September 30, 2001
                                        -------------    ------------------
     Non-accruing loans which are
     contractually past due 90 days
      or more:

     Real Estate:
     Residential                               $  375               $   626
     Commercial                                 1,161                   160
     Consumer                                     401                     9
                                               ------                ------
     Total                                     $1,937               $   795
                                               ======               =======

     Percentage of loans receivable, net                   1.16%      0.50%
                                                        =======     ======

     Percentage of allowance for loan losses
     to total loans receivable, net                        0.99%      0.67%
                                                        =======     ======

     Allowance for loan losses                          $ 1,696     $1,080
                                                        =======     ======

     Real estate acquired through
      foreclosure and repossessed
      assets, net of allowances                         $   365     $   77
                                                        =======     ======

     Non-accrual loans increased $1,142,000 to $1,937,000 for the period ending June 30, 2002 from $795,000 at September 30, 2001. The increase was due primarily to the increase in consumer and commercial loan non-accruals as a result of higher than state average unemployment from plant layoffs and closings in the surrounding communities. The increase in commercial loans was the result of the classification of one local loan that is well supported by commercial real estate. These loans are supported by mortgages, equipment, and automobiles that should reduce the risk of loss for the Corporation.

     Non Interest Income

     Total non interest income increased $66,000, or 7.60%, to $934,000 for the nine months ended June 30, 2002 from $868,000 for the same period in the previous year. Fees from financial services increased $411,000, or 60.18%, to $1,094,000 for the nine months ended June 30, 2002 from $683,000 for the same period in the previous year. The increase was due primarily to the development of new fee income programs that were implemented during the first quarter of the 2002 fiscal year. Loan servicing fee costs for the nine months ended June 30, 2002 were $129,000 compared to loan service fee costs of $28,000 for the nine months ended June 30, 2001. The increase in loan servicing fee costs was due to higher premium mortgage servicing rights amortization as a result of increased loan refinancing activity. There was no gain on the sale of loans for the nine months ended June 30, 2002 compared to a gain of $210,000 for the same period in the previous year. The Corporation phased out its wholesale mortgage operation during the first quarter of fiscal year 2001 and no longer actively sells loans into the secondary market. Loss on the sale of investments was $31,000 for the nine months ended June 30, 2002 compared to a gain on sale of investments of $3,000 for the same period in the previous year. The loss on sale of investments for the current year was the result of the sale of investments with higher interest rate sensitivity and therefore the sale will improve interest rate exposure for the Corporation.

     Non Interest Expense

     For the nine months ended June 30, 2002, total non interest expense increased $280,000, or 5.99%, to $4,953,000 from $4,673,000 for the same period in 2001. Compensation and
          employee benefits decreased $63,000, or 2.85%, to $2,145,000 for the nine month period ended June 30, 2002 from $2,208,000 for the same period in 2001 due primarily to staff reductions resulting from the phase out of the wholesale mortgage operation that occurred during the first quarter of the previous fiscal year. Occupancy and equipment expense increased $208,000, or 21.67%, to $1,168,000 for the nine months ended June 30, 2002 from $960,000 for the same period in 2001, due to higher depreciation and equipment expense as a result of a new branch opening in the fourth quarter of the previous fiscal year. Professional services expense increased $63,000, or 33.16%, to $253,000 for the nine months ended June 30, 2002 from $190,000 for the same period in 2001 due to higher consultant and audit expenses. The Corporation currently uses consultants in the loan and credit administration areas for additional support. Advertising and public relations expense increased $9,000 or 9.68%, to $102,000 for the nine months ended June 30, 2002 from $93,000 for the same period in 2001 due to additional advertising for special product promotions and customer surveys. Real estate operations expense increased $34,000, or 242.86%, to $48,000 for the nine months ended June 30, 2002 from $14,000 for the same period in 2001 due to higher disposition costs for loan foreclosures and asset repossessions. Other expense increased $23,000, or 3.31%, to $718,000 for the nine months ended June 30, 2002 from $695,000 for the same period in 2001 due primarily to higher items processing expense that resulted from new customer account features.

          Income Tax Expense

          The overall effective income tax rate for the Corporation was 24.76% for the nine month period ended June 30, 2002 compared to 35.39% for the same period in 2001. The reduction was due to increased investments in government municipal securities with the municipal securities investments at June 30, 2002 at $16,363,000 compared to $1,710,000 at June 30, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                           None

Item 5.  Other Information

                           None

Item 6.  Exhibits and Reports on Form 8-K

                           Exhibits

                           99.1   Certification of Chief Executive Officer
                                    pursuant to 18 U.S.C Section 1350.
                           99.2   Certification of Chief Financial Officer
                                    pursuant to 18 U.S.C. Section 1350.

                           Reports on Form 8-K

                           None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UNION FINANCIAL BANCSHARES, INC.
                                  (Registrant)

Date: August 7, 2002                           By: /s/ Dwight V. Neese
                                                  ----------------------------
                                                  Dwight V. Neese, CEO

Date: August 7, 2002                           By: /s/ Richard H. Flake
                                                  ----------------------------
                                                  Richard H. Flake, CFO