Form 10KSB
period 2002-09-30
UNION FINANCIAL BANCSHARES INC
filed 2002-12-05
CIK 926164

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-5735

                        Union Financial Bancshares, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                       57-1001177
---------------------------------------------               --------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
              or organization)                               Identification No.)

203 West Main Street, Union, South Carolina                         29379
---------------------------------------------               --------------------
  (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:

Securities registered pursuant to
Section 12(b) of the Exchange Act:                                  None


Securities registered pursuant to
Section 12(g) of the Exchange Act:       Common stock, par value $.01 per share
                                         ---------------------------------------
                                                     (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X

     The issuer's gross revenues for the fiscal year ended September 30, 2002 were approximately $19,669,000.

     As of November 13, 2002, there were 1,958,069 shares of the registrant's common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked price on November 25, 2002, was approximately $23,894,000 (1,803,311 shares at $13.25 per share). Solely for the purposes of this calculation it is assumed that directors and executive officers are affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended September 30, 2002 (Part II).

2. Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders (Part III).

                                                     INDEX

                                                                                                                 Page
                                                                                                                 ----
                                                     Part I

Item 1.  Description of Business ..............................................................................  1-21
Item 2.  Description of Property ..............................................................................    22
Item 3.  Legal Proceedings ....................................................................................    22
Item 4.  Submission of Matters to a Vote of Security Holders ..................................................    22

                                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters .............................................    22
Item 6.  Management's Discussion and Analysis or Plan of Operation ............................................    22
Item 7.  Financial Statements .................................................................................    22
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .................    22

                                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
         Exchange Act..........................................................................................    23
Item 10. Executive Compensation................................................................................    23
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........    24
Item 12. Certain Relationships and Related Transactions........................................................    24
Item 13. Exhibits and Reports on Form 8-K......................................................................    25
Item 14. Controls and Procedures...............................................................................    25

                                     PART I

ITEM 1. BUSINESS

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

     The Bank is a federally-chartered, capital stock savings bank headquartered in Union, South Carolina. The Bank's operations are conducted through its main office and five full-service banking centers, all of which are located in the upstate area of South Carolina. The Corporation opened a temporary facility in York County with a full service facility to be completed by the second quarter of the fiscal year. The Bank is a member of the Federal Home Loan Bank ("FHLB") and its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on residential properties located in Laurens, Union and Fairfield counties in South Carolina. The Bank also makes commercial real estate, construction, commercial and consumer loans and invests in obligations of the federal government and its agencies and of state and local municipalities. The Bank purchases both fixed and adjustable rate mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. The Bank has purchased variable rate mortgages originated by other organizations. See "Lending Activities." The principal sources of funds for the Bank's lending activities include deposits received from the general public, interest and principal repayments on loans and, to a lesser extent, borrowings from the FHLB-Atlanta. The Bank's primary source of income is interest earned on loans and investments. The Bank's principal expense is interest paid on deposit accounts and borrowings and expenses incurred in operating the Bank.

     This annual report contains certain "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. These forward-looking statements include, but are not limited to, estimates and expectation of future performance with respect to the financial condition and results of operations of the Corporation and other factors. These forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from these forward-looking statements. These factors include, but are not limited to, changes in general economic and market conditions and the legal and regulatory environment in which Union Financial and the Bank operate and the development of an interest rate environment that adversely affects the Corporation's interest rate spread or other income anticipated from the Corporation's operations. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Corporation does not undertake-- and specifically disclaims any obligation-- to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

COMPETITION

     The Corporation faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial and consumer loans. Its most direct competition for savings deposits has historically derived from other thrift institutions and commercial banks located in and around Union, Laurens and Fairfield County, South Carolina. The Corporation faces additional significant competition for investor funds from money market instruments and mutual funds. It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

     The Corporation competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. The Corporation's competition for real estate loans comes principally from other thrift institutions, commercial banks and mortgage banking companies.

     Competition has increased and is likely to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depositing institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed and may continue to change the competitive environment in which the Bank conducts business. As of September 30, 2002, a local commercial bank and an office of a regional commercial bank were located in Union County, South Carolina. The Corporation is the largest financial institution based in Union County, South Carolina.

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

                                                                  YEAR ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------------
                                                          2002                                2001
                                            ---------------------------------  ----------------------------------
                                             AVERAGE                AVERAGE      AVERAGE                AVERAGE
                                             BALANCE    INTEREST   YIELD/COST    BALANCE    INTEREST   YIELD/COST
                                            ---------   --------   ----------   ---------   --------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable, net (1)..............  $ 165,085   $ 12,519         7.58%  $ 163,665   $ 14,487         8.85%
   Mortgage-backed securities.............     73,397      4,012         5.47      48,721      2,894         5.94
Investment securities:
   Taxable................................     14,606      1,015         6.95      19,872      1,417         7.13
   Nontaxable.............................     17,648        731         4.14       2,276        108         4.75
                                            ---------   --------   ----------   ---------   --------   ----------
Total investment securities...............     32,254      1,745         5.41      22,148      1,525         6.88
   Overnight deposits.....................      8,246         86         1.03       5,526        112         2.03
                                            ---------   --------   ----------   ---------   --------   ----------
      Total interest-earning assets.......    278,983     18,361         6.58     240,060     19,018         7.92
Non-interest-earning assets...............     18,365                              21,998
                                            ---------                           ---------
      Total assets........................  $ 297,347                           $ 262,058
                                            =========                           =========

Interest-bearing liabilities:
   Savings accounts.......................     15,336        146         0.95   $  15,354        279         1.82
   Negotiable order of withdrawal
    accounts..............................     37,862        425         1.12      31,779        604         1.90
   Certificate accounts...................    142,953      5,430         3.80     140,576      7,939         5.65
   FHLB advances and other borrowings.....     74,918      3,774         5.04      47,169      2,791         5.92
                                            ---------   --------   ----------   ---------   --------   ----------
      Total interest-bearing liabilities..    271,069      9,775         3.61     234,878     11,613         4.94
   Non-interest-bearing liabilities.......      1,576                               4,907
                                            ---------                           ---------
      Total liabilities...................    272,645                             239,785
   Shareholders' equity...................     24,702                              22,273
                                            ---------                           ---------
      Total liabilities and shareholders'
       equity ............................  $ 297,348                           $ 262,058
                                            =========                           =========

Net interest income.......................              $  8,586                            $  7,405
                                                        ========                            ========
Interest rate spread (2)..................                               2.97%                               2.98%
Net interest margin (3) ..................                  3.08%                               3.08%
Ratio of average interest-earning assets
 to average interest-bearing liabilities..       1.03x                               1.02x

                                                 YEAR ENDED SEPTEMBER 30,
                                            ---------------------------------
                                                          2000
                                            ---------------------------------
                                             AVERAGE                AVERAGE
                                             BALANCE    INTEREST   YIELD/COST
                                            ---------   --------   ----------
                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable, net (1)..............  $ 183,692   $ 15,272         8.31%
   Mortgage-backed securities.............     29,157      1,711         5.87
Investment securities:
   Taxable................................     19,962      1,411         7.07
   Nontaxable.............................      1,824         84         4.60
                                            ---------   --------   ----------
Total investment securities...............     21,786      1,495         6.86
   Overnight deposits.....................      3,411         77         2.25
                                            ---------   --------   ----------
      Total interest-earning assets.......    238,046     18,555         7.79
Non-interest-earning assets...............     19,794
                                            ---------
      Total assets........................  $ 257,840
                                            =========

Interest-bearing liabilities:
   Savings accounts.......................  $  16,407        319         1.94
   Negotiable order of withdrawal
    accounts..............................     28,519        474         1.66
   Certificate accounts...................    139,621      7,574         5.42
   FHLB advances and other borrowings.....     49,517      2,808         5.67
                                            ---------   --------   ----------
      Total interest-bearing liabilities..    234,064     11,175         4.77
   Non-interest-bearing liabilities.......      3,657
                                            ---------
      Total liabilities...................    237,721
   Shareholders' equity...................     20,119
                                            ---------
      Total liabilities and shareholders'
       equity ............................  $ 257,840
                                            =========

Net interest income.......................              $  7,380
                                                        ========
Interest rate spread (2)..................                               3.02%
Net interest margin (3) ..................                  3.10%
Ratio of average interest-earning assets
 to average interest-bearing liabilities..       1.02x

----------
(1) Average loans receivable includes nonaccruing loans. Interest income does not include interest on loans 90 days or more past due.
(2) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

LENDING ACTIVITIES

     General. Set forth below is selected data relating to the composition of the Corporation's loan portfolio on the dates indicated (dollars in thousands):

                                                             AT SEPTEMBER 30,
                              --------------------------------------------------------------------------------------
                                      2002                   2001                 2000                  1999
                              --------------------   -------------------   -------------------   -------------------
                               AMOUNT     PERCENT      AMOUNT    PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                              ---------   --------   ---------   -------   ---------   -------   ---------   -------
First mortgage loans:
   Conventional.............  $  88,746      54.92%  $  99,593     63.01%  $ 116,735     69.56%  $ 105,094     70.35%
   Commercial loans.........      6,961       4.31       1,937      1.22       4,844      2.89       3,172      2.12
   Construction loans.......      5,514       3.41      12,259      7.76      12,335      7.35      17,039     11.40
   Participation loans
    purchased...............         --         --         353      0.22         366      0.22         377      0.25
                              ---------   --------   ---------   -------   ---------   -------   ---------   -------
      Total mortgage loans..    101,221      62.64     114,142     72.21     134,280     80.02     125,682     84.12
                              ---------   --------   ---------   -------   ---------   -------   ---------   -------
Second mortgage loans.......     11,174       6.92      10,163      6.43       9,848      5.87       8,499      5.69
Consumer and installment
 loans......................     25,646      15.87      20,653     13.06      20,336     12.12      16,388     10.97
Commercial loans............     27,945      17.29      19,955     12.63      10,719      6.39       7,748      5.19
Savings account loans.......      1,723       1.07       2,009      1.27       1,971      1.17       1,435      0.96
                              ---------   --------   ---------   -------   ---------   -------   ---------   -------
      Total loans...........    167,709     103.79     166,922    105.60     177,154    105.57     159,752    106.93
                              ---------   --------   ---------   -------   ---------   -------   ---------   -------
Less:
   Undisbursed loans in
    process.................     (3,204)     (1.97)     (6,108)    (3.86)     (5,445)    (3.24)     (9,964)    (6.67)
   Loan discount
    unamortized.............     (1,685)     (1.04)     (1,922)    (1.22)     (2,718)    (1.62)         --        --
   Allowance for loan
    losses..................     (1,371)     (0.85)     (1,080)    (0.68)     (1,360)    (0.81)       (836)    (0.56)
   Deferred loan fees.......        127       0.07         251      0.16         176      0.10         449      0.30
                              ---------   --------   ---------   -------   ---------   -------   ---------   -------
   Net loans receivable.....  $ 161,576     100.00   $ 158,063    100.00   $ 167,807    100.00   $ 149,401    100.00
                              =========   ========   =========   =======   =========   =======   =========   =======

                                AT SEPTEMBER 30,
                              ------------------
                                      1998
                              -------------------
                               AMOUNT     PERCENT
                              ---------   -------
First mortgage loans:
   Conventional.............  $ 110,190     77.49%

   Commercial loans.........      4,193      2.95
   Construction loans.......     12,838      9.03
   Participation loans
    purchased...............        665      0.47
                              ---------   -------
      Total mortgage loans..    127,886     89.94
                              ---------   -------
Second mortgage loans.......      5,857      4.12
Consumer and installment
 loans......................     10,679      7.51
Commercial loans............      3,539      2.49
Savings account loans.......      1,551      1.09
                              ---------   -------
      Total loans...........    149,512    105.15
                              ---------   -------
Less:
   Undisbursed loans in
    process.................     (6,625)    (4.66)
   Loan discount
    unamortized.............         --        --
   Allowance for loan
      losses................       (827)    (0.59)
   Deferred loan fees.......        142      0.10
                              ---------   -------
   Net loans receivable.....  $ 142,202    100.00
                              =========   =======

     The following table sets forth, at September 30, 2002, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

                                                  DUE
                                                 AFTER
                                       DUE      1 YEAR
                                      WITHIN    THROUGH    DUE AFTER
                                     ONE YEAR   5 YEARS     5 YEARS      TOTAL
                                     --------   --------   ---------   ---------
First mortgage loans:
   Conventional loans ............   $  1,474   $  8,203   $  86,030   $  95,707
   Construction loans (1).........      5,514         --          --       5,514
Second mortgage loans ............         --         --      11,174      11,174
Consumer and installment loans ...     12,526     11,867       1,253      25,646
Commercial loans .................      6,136     19,694       2,115      27,945
Savings account loans ............      1,723         --          --       1,723
                                     --------   --------   ---------   ---------
      Total ......................   $ 27,373   $ 39,764   $ 100,572   $ 167,709
                                     ========   ========   =========   =========
----------
(1) Includes construction/permanent loans.

     The actual average life of mortgage loans is substantially less than their contractual term because of loan repayments and because of enforcement of due-on-sale clauses which give the Corporation the right to declare a loan immediately due and payable if, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

     The following table sets forth, at September 30, 2002, the dollar amount of loans due after September 30, 2003 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

                        FIXED     ADJUSTABLE     TOTAL
                       --------   ----------   ---------

Mortgage loans .....   $ 47,077   $   25,347   $  74,424
Commercial loans ...     19,157        2,652      21,809
All other loans ....     28,601       17,502      46,103
                       --------   ----------   ---------
      Total ........   $ 94,835   $   45,501   $ 140,336
                       ========   ==========   =========

     Real Estate Loans. The Corporation originates conventional mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. The Corporation's residential real estate loan portfolio also includes loans on multi-family dwellings (more than five units). At September 30, 2002, approximately $101.2 million, or 62.6% of the Corporation's net loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal).

     Office of Thrift Supervision regulations limit the amount which federally chartered savings institutions may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Federal regulations permit a maximum loan-to-value ratio of 100% for one-to-four family dwellings and 80% for all other real estate loans. The Corporation's lending policies, however, limit the maximum loan-to-value ratio on one-to-four-family real estate mortgage loans to 80% of the lesser of the appraised value or the purchase price. Any single-family loan made in excess of an 80% loan-to-value ratio and any commercial real estate loan in excess of a 75% loan-to-value ratio is required to have private mortgage insurance or additional collateral. In the past, the Corporation has originated some commercial real estate loans in excess of a 75% loan-to-value ratio without private mortgage insurance or additional collateral.

     The loan-to-value ratio, maturity and other provisions of the loans made by the Corporation have generally reflected a policy of making less than the maximum loan permissible under applicable regulations, market conditions, and underwriting standards established by the Corporation. Mortgage loans made by the Corporation are generally long-term loans (15-30 years), amortized on a monthly basis, with principal and interest due each month. In the Corporation's experience, real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans, at their option, with no prepayment penalty.

     The Corporation offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Corporation's marketplace, only a small percentage of "local" loans are adjustable-rate mortgage loans ("ARMs"). The majority of adjustable-rate loans in the portfolio are originated outside of Union, Fairfield, and Laurens County by third party originators. The Corporation has established a network of third party loan brokers who originate loans for the Corporation, as well as other originators, throughout the state of South Carolina. These loans are originated and underwritten using the same terms and conditions as loans originated by the Corporation. The Corporation offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At September 30, 2002, the Corporation had approximately $27.9 million of ARMs, or 16.9% of the Corporation's total loans receivable.

     At September 30, 2002, 42.4% of the Corporation's loan portfolio consisted of long-term, fixed-rate real estate loans. Net interest income depends to a large extent on how successful the Corporation is in "matching" interest-earning assets and interest-bearing liabilities. The Corporation has taken steps to reduce its exposure to rising interest rates. For a discussion of these steps, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

     Commercial real estate loans constituted approximately $6.9 million, or 4.3%, of the Corporation's net loan portfolio at September 30, 2002. Commercial real estate loans consist of permanent loans secured by multi-family loans, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans are originated and purchased for inclusion in the Corporation's portfolio. These loans generally have 20 to 30 year amortization schedules and are callable or have balloon payments after five years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

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

     Construction Loans. The Corporation engages in construction lending that is primarily secured by single family residential real estate and, to a much lesser extent, commercial real estate. The Corporation grants construction loans to individuals with a takeout for permanent financing from another financial institution, and to approved builders on both presold and unsold properties.

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

     Construction financing affords the Corporation the opportunity to achieve higher interest rates and fees with shorter terms to maturity than do single-family permanent mortgage loans. However, construction loans are generally considered to involve a higher degree of risk than single-family permanent mortgage lending due to: (i) the concentration of principal among relatively few borrowers and development projects; (ii) the increased difficulty at the time the loan is made of estimating the building costs and selling price of the property to be built; (iii) the increased difficulty and costs of monitoring the loan; (iv) the higher degree of sensitivity to increases in market rates of interest; and (v) the increased difficulty of working out loan problems. Speculative construction loans have the added risk associated with identifying an end-purchaser for the finished property.

     At September 30, 2002, the Corporation had approximately $5.5 million outstanding in construction loans, including approximately $3.2 million in undisbursed proceeds. Of the $5.5 million in construction loans at September 30, 2002, approximately $748,000 were "speculative," meaning that, at the time the loan was made, there was no sales contract or permanent loan in place for the finished home. Substantially all of these loans were secured by one- to four-family residences.

     Consumer Loans. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Corporation's consumer loan portfolio consists primarily of automobile loans on new and used vehicles, mobile home loans, boat loans, home equity loans, second mortgage loans, loans secured by savings accounts and unsecured loans. As of September 30, 2002, consumer loans amounted to $38.5 million, or 23.0% of the Corporation's total loan portfolio. The Corporation makes consumer loans to serve the needs of its customers and as a way to improve the interest-rate sensitivity of the Corporation's loan portfolio.

     Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than residential mortgage loans. However, nationally, consumer loans have historically tended to have a higher rate of default than residential mortgage loans. Additionally, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Commercial Loans. The Corporation makes commercial business loans primarily in its market area to small businesses. The Corporation offers secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal and are payable on demand, subject to annual review and renewal. When making commercial loans, the Corporation considers the financial statements of the borrower, the borrower's payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. The Corporation's largest commercial loan relationship was a $2.3 million loan secured by real estate located in Rock Hill, South Carolina. This loan was performing according to its original terms at September 30, 2002.

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

     Loan Solicitation and Processing. Loan originations come from both walk-in customers and loan brokers. The loan origination process for walk-in customers includes an initial interview with an officer of the Corporation for the purpose of obtaining a formal application. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by pre-approved, independent fee appraisers. As soon as the required information has been obtained and the appraisal completed, the loan is submitted to the authorized officer, loan committees or full Board of Directors for review. The Corporation utilizes various officers and loan committees for the approval of real estate loans. The President/Chief Executive Officer has the authority to approve loan requests up to and including $500,000 in secured credit and up to and including $500,000 in unsecured credit. The President/Chief Executive Officer or the Chief Credit Officer along with two members of the Board Loan Committee has the authority to approve loan requests up to $1,000,000 secured and $500,000 unsecured. The Board of Directors has appointed a Board Loan Committee comprised of two members elected annually from the Board of Directors and four senior executive officers of the Bank. A quorum of three members, including at least one Board member, is required for any action. This Committee has the authority to approve all secured and unsecured loan requests with the exception of a single loan request exceeding $2,000,000 in secured credit and exceeding $1,000,000 in unsecured credit, which require approval of the entire Board of Directors.

     Loan applicants are promptly notified of the decision of the Corporation by telephone, setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, and a brief description of the real estate to be mortgaged to the Corporation. The Corporation also issues a commitment letter to the potential borrower which typically remains in effect for 60 days. The Corporation's experience is that very few commitments go unfunded. See "Loan Commitments." The borrower is required to pay all origination costs incurred in connection with the particular loan closing.

     Loan Originations, Purchases and Sales. The Corporation purchases loans from mortgage brokers primarily located in South Carolina. The loan types purchased are primarily adjustable rate residential loans. The Corporation had total purchases through the broker network of $6.6 million in fiscal 2002. The Corporation reduced broker loan purchases beginning in fiscal 2001 to provide an increased capital allocation for consumer and commercial lending. At September 30, 2002, the Bank was servicing $45.8 million of loans for others.

     The Corporation purchases participation interests in loans originated by other institutions. These participation interests are on both residential and commercial properties and carry either a fixed or adjustable interest rate.

     The following table sets forth the Corporation's loan origination and sale activity for the periods indicated (in thousands):

                                                 YEAR ENDED SEPTEMBER 30,
                                              ------------------------------
                                                2002       2001       2000
                                              --------   --------   --------
Loans originated:
   First mortgage loans:
      Conventional loans ..................   $  9,926   $ 28,795   $ 34,321
      Construction loans ..................      6,625     11,726     16,526
                                              --------   --------   --------
         Total mortgage loans originated ..     16,551     40,521     50,847
                                              --------   --------   --------
Consumer loans ............................     12,318     15,467     15,523
Commercial loans ..........................     57,838     27,359     13,357
                                              --------   --------   --------
         Total loans originated ...........   $ 86,707   $ 83,347   $ 79,727
                                              ========   ========   ========

Loans purchased ...........................   $  5,275   $ 30,851   $ 44,102
Loans sold ................................         --   $ 32,868   $ 43,508

     Loan Commitments. The Corporation's commitments to make conventional mortgage loans on existing residential dwellings are normally made for periods of up to 60 days from the date of loan approval. See "Financial Condition, Liquidity and Capital Resources" in the Annual Report.

     Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Corporation charges origination fees or "points" for originating loans. Loan origination fees are usually a percentage of the principal amount of the mortgage loan, typically between 0.5% and 2%, depending on the terms and conditions. Other fees collected include late charges applied to delinquent payments and fees collected in connection with loan modifications. The Corporation charges a 5% late charge fee on payments delinquent 15 days or more on new loan originations, loan modifications, loan assumptions and loans currently in the Corporation's portfolio where applicable. The 5% late charge is calculated on the delinquent monthly principal and interest payment amount. Late charges and modification fees do not constitute a material source of income. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. As of September 30, 2002, the Corporation had net deferred loan fees of approximately $251,000.

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

     The following table sets forth information with respect to the Corporation's non-performing assets for the periods indicated (dollars in thousands). It is the policy of the Corporation to cease accruing interest on loans 90 days or more past due. As of and for the years ended September 30, 2002 and 2001, loans totaled $809,293 and $121,075 respectively, that were classified within the meaning of Statement of Financial Accounting Standards ("SFAS") No.
15. The increase in impaired loans over the previous year was due to higher loan delinquencies as a result of higher than state average unemployment from plant layoffs and closings in the surrounding communities. Also, at the dates indicated, there were no loans which are not disclosed in the following table about which there was known information of possible credit problems of the borrowers' ability to comply with the present repayment terms:

                                                              AT SEPTEMBER 30,
                                                ---------------------------------------------
                                                 2002       2001     2000      1999     1998
                                                -------    -----    -------   ------   ------
Loans accounted for on a non accrual basis:
     Real estate .............................  $   916    $ 626    $   763   $   43   $  581
     Commercial ..............................      524      160        247       --       --
     Consumer ................................      426        9        106      141      115
                                                -------    -----    -------   ------   ------
      Total ..................................    1,866      795      1,116      184      696
                                                -------    -----    -------   ------   ------
Accruing loans which are contractually past
 due 90 days or more .........................       --       --         --       --       --
Real estate owned, net .......................      356       77        459      241       35
                                                -------    -----    -------   ------   ------
         Total non-performing assets .........  $ 2,222    $ 872    $ 1,575   $  425   $  731
                                                =======    =====    =======   ======   ======

Percentage of loans receivable net ...........     1.37%    0.56%      0.94%    0.28%    0.55%
                                                =======    =====    =======   ======   ======

     Interest income that would have been recorded for the year ended September 30, 2002 had nonaccruing loans been current in accordance with their original terms amounted to approximately $112,000. There was no interest included in interest income on such loans for the year ended September 30, 2002.

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

     While the Corporation believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Corporation's loan portfolio, will not request the Corporation to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect the Corporation's financial condition and results of operations. Management periodically evaluates the adequacy of the allowance based upon historical delinquency rates, the size of the Corporation's loan portfolio and various other factors. See Notes 1 and 3 of Notes to Consolidated Financial Statements for information concerning the Corporation's provision and allowance for possible loan losses.

     The following table sets forth an analysis of the Corporation's allowance for loan losses for the periods indicated (dollars in thousands):

                                                                  AT SEPTEMBER 30,
                                              -------------------------------------------------------
                                               2002         2001        2000        1999        1998
                                              -------     -------     -------     -------     -------
Balance at beginning of year ..............   $ 1,080     $ 1,360     $   836     $   827     $   928
                                              -------     -------     -------     -------     -------
Loans charged off:
      Real estate .........................      (127)       (180)        (85)         --          --
      Commercial ..........................      (542)       (211)         --          --          --
      Consumer ............................       (82)       (176)       (129)       (106)       (127)
                                              -------     -------     -------     -------     -------
         Total charge-offs ................      (751)       (567)       (214)       (106)       (127)
                                              -------     -------     -------     -------     -------
Recoveries:
      Real estate .........................        36           4          --          --          --
      Commercial ..........................        --           8          --          --          --
      Consumer ............................        16          35          64          10          26
                                              -------     -------     -------     -------     -------
         Total recoveries .................        52          47          64          10          26
                                              -------     -------     -------     -------     -------
Net charge-offs ...........................      (699)       (520)       (150)        (96)       (101)
                                              -------     -------     -------     -------     -------
Merger additions ..........................        --          --         449          --          --
Provision for loan losses (1)..............       990         240         225         105          --
                                              -------     -------     -------     -------     -------
Balance at end of year ....................   $ 1,371     $ 1,080     $ 1,360     $   836     $   827
                                              =======     =======     =======     =======     =======

Ratio of net charge-offs to average gross
 loans outstanding during the period ......      0.42%       0.32%       0.08%       0.07%       0.07%
                                              =======     =======     =======     =======     =======

----------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

     The Corporation experienced bad debt charge-offs, net of recoveries, of approximately $699,000 in fiscal 2002 compared to $520,000 for fiscal 2001. The increase in bad debt charge-offs over the previous year includes approximately $500,000 from one commercial loan that was written down due to a reduction in the market value of the supporting loan collateral. The allowance for loan losses to total loans ratio at the end of fiscal 2002 was 0.83% compared to 0.67% at the end of fiscal 2001. Nonperforming assets which includes repossessed assets and loans on non accrual increased to $2,2 million at September 30, 2002 from $872,000 at September 30, 2001.

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

                                                                    AT SEPTEMBER 30,
                  -----------------------------------------------------------------------------------------------------------------
                          2002                   2001                    2000                    1999                  1998
                  ---------------------  ----------------------  ---------------------   ---------------------  -------------------
                            % OF LOANS              % OF LOANS             % OF LOANS             % OF LOANS            % OF LOANS
                              IN EACH                IN EACH                 IN EACH                IN EACH               IN EACH
                            CATEGORY TO            CATEGORY TO             CATEGORY TO            CATEGORY TO           CATEGORY TO
                  AMOUNT    TOTAL LOANS  AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT   TOTAL LOANS   AMOUNT  TOTAL LOANS
                  -------   -----------  -------   ------------  -------   -----------   ------   ------------  ------  -----------
 Real estate..... $   357         27.98% $   400          73.55% $   600         79.76%  $  400          80.77% $  400        85.90%
 Commercial......     778         60.97      100           1.23      200          2.89       75           2.12     100         2.90
 Consumer........     141         11.05      500          25.22      500         17.35      311          17.11     277        11.20
 Unallocated.....      95           N/A       80            N/A       60           N/A       50            N/A      50          N/A
                  -------   -----------  -------   ------------  -------   -----------   ------   ------------  ------  -----------
Total allowance
 for loan losses. $ 1,371        100.00% $ 1,080         100.00% $ 1,360        100.00%  $  836         100.00% $  827       100.00%
                  =======   ===========  =======   ============  =======   ===========   ======   ============  ======  ===========

     The Corporation adjusts balances on real estate acquired in settlement of loans to the lower of cost or market based on appraised value when the property is received in settlement. These values reflect current market conditions and sales experience. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

     Asset Classification. The Office of Thrift Supervision (the "OTS") requires savings institutions to classify problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in the above-mentioned categories but possess weaknesses are designated "special mention."

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

     The following table sets forth the number and amount of classified loans at September 30, 2002 (dollars in thousands):

                                     LOSS             DOUBTFUL        SUBSTANDARD      SPECIAL MENTION
                              -----------------   ---------------   ----------------   ----------------
                               NUMBER    AMOUNT   NUMBER   AMOUNT   NUMBER   AMOUNT    NUMBER   AMOUNT
                              --------   ------   ------   ------   ------   -------   ------   -------
   Real estate..............        --   $   --       --   $   --       30   $ 1,413       24   $   929
   Commercial...............        --       --       --       --        7     2,002        3       226
   Consumer.................        --       --       --       --       16       532       17       422
                              --------   ------   ------   ------   ------   -------   ------   -------
   Total....................        --   $   --       --   $   --       53   $ 3,947       44   $ 1,577
                              ========   ======   ======   ======   ======   =======   ======   =======

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

     The following table sets forth the Corporation's investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

                                                                       AT SEPTEMBER 30,
                                          ----------------------------------------------------------------------
                                                   2002                     2001                     2000
                                          ----------------------   ---------------------   ---------------------
                                           CARRYING   PERCENT OF   CARRYING   PERCENT OF   CARRYING   PERCENT OF
                                            VALUE     PORTFOLIO     VALUE      PORTFOLIO     VALUE    PORTFOLIO
                                          ---------   ----------   --------   ----------   --------   ----------
AVAILABLE FOR SALE:
   Investment securities:
      U.S. Agency obligations ..........  $  10,599         9.01%  $ 13,494        17.35%  $ 15,286        52.28%
      Corporate securities .............      3,717         3.16         --           --         --           --
      Municipal securities .............     14,597        12.41      9,726        12.50      1,669         5.71
                                          ---------   ----------   --------   ----------   --------   ----------
         Total investment securities ...     28,913        24.58     23,220        29.85     16,955        57.98
                                          ---------   ----------   --------   ----------   --------   ----------
   Mortgage-backed and related
    securities .........................     88,720        75.42     54,582        70.15     12,285        42.02
                                          ---------   ----------   --------   ----------   --------   ----------
         Total available for sale ......  $ 117,633       100.00%  $ 77,802       100.00%  $ 29,240       100.00%
                                          =========   ==========   ========   ==========   ========   ==========

HELD TO MATURITY:
   Investment securities:
      U.S. Agency obligations ..........  $      --           --%  $    950         8.40%  $  2,477         6.58%
      Mortgage-backed and related
       securities ......................         --           --     10,365        91.60     35,175        93.42
                                          ---------   ----------   --------   ----------   --------   ----------
         Total held to maturity ........  $      --           --   $ 11,315       100.00%  $ 37,652       100.00%
                                          =========   ==========   ========   ==========   ========   ==========

     During the quarter ended December 31, 2001 the Corporation reclassified approximately $24.0 million in mortgage backed securities from held to maturity to available for sale as part of the adoption of FASB 133, "Accounting for Derivative Instruments and Hedging Activities." The purpose of this transfer was to allow for the sale of the fixed rate securities in order to reduce interest rate risk exposure.

     The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to 30 years. The Corporation also purchases adjustable-rate Small Business Administration securities that are backed by the full faith and credit of the U.S. government.

     The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations ("CMOs"). While these securities possess minimal credit risk due to the Federal guarantee backing the U. S. government agencies, they do possess liquidity risk and interest rate risk. The amortized cost and fair value of the CMOs at September 30, 2002 was approximately $3.4 million. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

     The following table sets forth at amortized cost and market value the maturities and weighted average yields of the Corporation's investment and mortgage-backed securities portfolio at September 30, 2002 (dollars in thousands):

                                                           AMOUNT DUE OR REPRICING WITHIN:
                                     ------------------------------------------------------------------------
                                            ONE YEAR               OVER ONE TO              OVER FIVE TO
                                            OR LESS                 FIVE YEARS               TEN YEARS
                                     ---------------------   -----------------------   ----------------------
                                                  WEIGHTED                 WEIGHTED                 WEIGHTED
                                     CARRYING     AVERAGE     CARRYING      AVERAGE     CARRYING     AVERAGE
                                       VALUE       YIELD       VALUE         YIELD       VALUE        YIELD
                                     ---------   ---------   ----------   ----------   ----------   ---------
AVAILABLE FOR SALE:
 Investment securities:
   U.S. Agency obligations .......   $   1,371        5.98%  $      356         6.44%  $    8,351        6.25%
   Corporate securities ..........          --          --           --           --           --          --
   Municipal securities ..........          30        4.30          171         4.40           --          --
                                     ---------   ---------   ----------   ----------   ----------   ---------
    Total investment securities ..       1,401        5.94          527         5.78        8,351        6.25
 Mortgage-backed and related
  securities .....................      20,435        4.16       27,773         4.89        5,044        6.21
                                     ---------   ---------   ----------   ----------   ----------   ---------
    Total available for sale .....   $  21,836        4.27   $   28,300         4.91   $   13,395        6.23
                                     =========   =========   ==========   ==========   ==========   =========

                                             AMOUNT DUE OR REPRICING WITHIN:
                                     ---------------------------------------------
                                             OVER
                                           TEN YEARS                 TOTAL
                                     ---------------------   ---------------------
                                                  WEIGHTED                WEIGHTED
                                     CARRYING     AVERAGE     CARRYING    AVERAGE
                                      VALUE        YIELD       VALUE       YIELD
                                     --------   ----------   ----------  ---------
AVAILABLE FOR SALE:
 Investment securities:
   U.S. Agency obligations .......   $    520         6.50%  $   10,598       6.23%
   Corporate securities ..........      3,717         6.68        3,717       6.68
   Municipal securities ..........     14,396         4.53       14,597       4.53
                                     --------    ---------   ----------  ---------
    Total investment securities ..     18,633         5.01       28,912       5.43
 Mortgage-backed and related
  securities .....................     35,469         6.73       88,721       5.53
                                     --------   ----------   ----------  ---------
    Total available for sale .....   $ 54,102         6.14   $  117,633       5.51
                                     ========    =========   ==========  =========

     At September 30, 2002, approximately $43.8 million of mortgage-backed securities were adjustable-rate securities.

DEPOSITS AND BORROWINGS

     Deposits are the major source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be significantly influenced by general market interest rates and money market conditions. During fiscal year 2002, the Corporation experienced a net increase in deposits of approximately $6.2 million due to the result of various deposit promotion programs with continued emphasis on increasing core deposits. The Corporation borrowed funds to support the remaining growth experienced in fiscal 2002.

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

     The following table sets forth the time deposits of the Corporation classified by rates as of the dates indicated (in thousands):

                                                              AT SEPTEMBER 30,
                                             --------------------------------------------------
                                                 2002               2001               2000
                                             ------------       ------------       ------------
       Up to 2.0% .........................  $     16,830       $         --       $         --
       2.01% to 4.0% ......................        90,116             18,152                440
       4.01% to 6.0% ......................        29,103             98,064             53,052
       6.01% to 8.0% ......................         2,791             24,187             88,666
                                             ------------       ------------       ------------

          Total savings certificates ......  $    138,840       $    140,403       $    142,158
                                             ============       ============       ============

The following table sets forth the maturities of time deposits at September 30, 2002 (in thousands):

                                                             AMOUNT
                                                          ------------
       Within three months ............................   $     42,841
       After three months but within six months .......         22,281
       After six months but within one year ...........         31,468
       After one year but within three years ..........         32,465
       After three years but within five years ........          9,625
       After five years but within ten years ..........            160
                                                          ------------
          Total .......................................   $    138,840
                                                          ============

     Certificates of deposit with maturities of less than one year decreased from $116.8 million at September 30, 2001 to $96.6 million at September 30, 2002. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. In addition, management of the Bank believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2002 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

                     MATURITY PERIOD                         AMOUNT
                     ---------------                      ------------
      Three months or less ...........................    $     10,145
      Over three through six months ..................           5,276
      Over six months through 12 months ..............           7,449
      Over 12 months .................................          10,004
                                                          ------------
        Total jumbo certificates .....................    $     32,874
                                                          ============

     See Note 6 of Notes to Consolidated Financial Statements for additional information about deposit accounts.

     Borrowings. The Corporation utilizes advances from the FHLB agreements and other borrowings (treasury, tax and loan deposits, security repurchase agreements and trust preferred capital obligations) to supplement its supply of lendable funds for granting loans, making investments and meeting deposit withdrawal requirements. See "Regulation and Supervision -- Federal Home Loan Bank System."

     The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

                                                                    AT SEPTEMBER 30,
                                                   --------------------------------------------------
                                                       2002               2001               2000
                                                   ------------       ------------       ------------
Balance outstanding at end of period:
 FHLB advances and other borrowings ..........     $     82,000       $     57,007       $     47,687

Weighted average rate paid on:
 FHLB advances and other borrowings ..........             5.04%              5.92%              6.28%

                                                                YEAR ENDED SEPTEMBER 30,
                                                   --------------------------------------------------
                                                       2002               2001               2000
                                                   ------------       ------------       ------------
Maximum amount of borrowings
 outstanding at any month end:
  FHLB advances and other borrowings .........     $     82,000       $     57,007       $     55,852

Approximate average short-term borrowings
 outstanding with respect to:
  FHLB advances and other borrowings .........           74,936             47,169             17,927

Approximate weighted average rate paid on:
  FHLB advances and other borrowings .........             4.94%              5.41%              6.57%

     At September 30, 2002, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $15 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option. At September 30, 2002, the Corporation had unused lines of credit with the FHLB of Atlanta totaling $27 million.

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

                           REGULATION AND SUPERVISION

GENERAL

     As a savings and loan holding company, Union Financial is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Union Financial, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to Union Financial are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on Union Financial and the Bank.

HOLDING COMPANY REGULATION

     Union Financial is a nondiversified unitary savings and loan holding company within the meaning of federal law. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. The Company does qualify for the grandfathered activities. Permissible holding company activities include banking services such as lending, trust services, insurance activities and underwriting, investment banking and real estate investment.

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

     Acquisition of the Company. Under the Federal Change in Bank Control act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), a group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

FEDERAL SAVINGS INSTITUTION REGULATION

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

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

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. The OTS deferred implementation of the interest rate risk capital charge and repealed the interest rate risk component in May 2002, concluding that it was unnecessary in light of other tools available to measure and control interest rate risk. At September 30, 2002, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at September 30, 2002.

                                                                                              CAPITAL
                                                                                    ----------------------------
                                ACTUAL          REQUIRED            EXCESS           ACTUAL           REQUIRED
                               CAPITAL          CAPITAL             AMOUNT           PERCENT           PERCENT
                             -----------       ---------          ----------        ---------        -----------
                                                             (DOLLARS IN THOUSANDS)
   Tangible                  $    25,679       $   4,561          $   21,118             8.44%              1.50%
   Core (Leverage)                25,679          12,164              13,515             8.44               4.00
   Risk-based                     27,050          12,587              14,463            17.19               8.00

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

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During fiscal 2002, FICO payments for SAIF members approximated 1.73 basis points of assessable deposits.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2002, the Bank's limit on loans to one borrower was $4.1 million and the Bank's largest aggregate outstanding balance of loans to one borrower was $2.3 million.

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2002, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. If the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including Union Financial and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2002, of $2.9 million.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million and a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. Union Financial and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Union Financial or the Bank. For its 2002 taxable year, Union Financial is subject to a maximum federal income tax rate of 34%.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Corporation owns its main office, located at 203 West Main Street in Union, South Carolina, which was opened in 1977. At September 30, 2002, the Corporation also owned a banking center which opened in April 1989, located at 508 North Duncan By-Pass, Union, South Carolina, a branch office, acquired in 1997, in Laurens, South Carolina, an operations center located in Union, South Carolina, which opened in 1998 and a branch office in Jonesville, South Carolina, which opened as a full service facility in 1999. As a result of the merger with South Carolina Community Bancshares in November 1999, the Corporation acquired two branch locations in Winnsboro, South Carolina. The Corporation opened a temporary facility in York County with a full service facility to be completed by the second quarter of the fiscal year. The net book value of the Corporation's investment in premises and equipment totaled approximately $6.5 million at September 30, 2002. See Note 4 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the section captioned "Common Stock Market Price and Dividend Information" in the Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain executive officers of the Bank also serve as executive officers of Union Financial. The day-to-day management duties of the executive officers of Union Financial and the Bank relate primarily to their duties as to the Bank. The executive officers of Union Financial currently are as follows:

Name                            Age(1)                           Position as of September 30, 2002
----                            -----                   --------------------------------------------------
Dwight V. Neese                   52                    President, Chief Executive Officer and Director
Richard H. Flake                  54                    Executive Vice President - Chief Financial Officer
Lud W. Vaughn                     52                    Senior Vice President - Chief Credit Officer
Wanda J. Wells                    46                    Vice President - Corporate Secretary

----------
(1)  At September 30, 2002.

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

     Richard H. Flake joined Union Financial in September 1995.

     Lud W. Vaughn joined Union Financial in April 2002. Prior to joining Union Financial, Mr. Vaughn was Senior Vice President for Bank of America in Rock Hill, South Carolina.

     Wanda J. Wells has been employed by Union Financial since 1975.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

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

     (d)  Equity Compensation Plan Information

PLAN CATEGORY                 NUMBER OF SECURITIES          WEIGHTED-AVERAGE            NUMBER OF SECURITIES
                              TO BE ISSUED UPON             EXERCISE PRICE OF           REMAINING AVAILABLE FOR
                              EXERCISE                      OUTSTANDING OPTIONS,        FUTURE ISSUANCE UNDER
                              OF OUTSTANDING OPTIONS,       WARRANTS AND RIGHTS         EQUITY COMPENSATION
                              WARRANTS AND RIGHTS                                       PLANS (EXCLUDING
                                                                                        SECURITIES REFLECTED IN
                                                                                        COLUMN (A))

                              (a)                           (b)                         (c)
---------------------------------------------------------------------------------------------------------------
Equity compensation                  184,193                $  8.13                            79,930
 plans approved by
 security holders
---------------------------------------------------------------------------------------------------------------
Equity compensation
 plans not approved by                    --                     --                                --
 security holders
---------------------------------------------------------------------------------------------------------------
Total                                184,193                $  8.13                            79,930
---------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

          3(a)  Certificate of Incorporation(1)
          3(b)  Bylaws(2)
          3(c)  Certificate of Amendment of Certificate of Incorporation dated
                January 22, 1997(3)
          10(a) Employment Agreement with Dwight V. Neese(4)
          10(b) Employment Agreement with Richard H. Flake(2)
          10(c) Union Financial Bancshares, Inc. 1995 Stock Option Plan(5)
          10(d) Union Financial Bancshares, Inc. 2001 Stock Option Plan(6)
          13    2002 Annual Report to Shareholders
          21    Subsidiaries of the Registrant
          23    Consent of Independent Auditor
          99(a) Chief Executive Officer Certification Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002
          99(b) Chief Financial Officer Certification Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002
     (b) There were no reports on Form 8-K filed during the fourth quarter of fiscal 2002.

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

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

     (a)  Evaluation of disclosure controls and procedures. The Corporation
          ------------------------------------------------
          maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

     (b)  Changes in internal controls. The Corporation made no significant
          ----------------------------
          changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNION FINANCIAL BANCSHARES, INC.


Date: December 2, 2002                By:  /s/ Dwight V. Neese
                                         -------------------------------------
                                           Dwight V. Neese
                                           President and Chief Executive Officer
                                           Duly Authorized
                                           Representative

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Dwight V. Neese           By:  /s/ Carl L. Mason
        -----------------------------      -----------------------------
        Dwight V. Neese                    Carl L. Mason
        (Principal Executive Officer)      Director

Date:   December 2, 2002               Date:  December 2, 2002

By:      /s/ Richard H. Flake          By:  /s/ John S. McMeekin
        -----------------------------      ----------------------------
        Richard H. Flake                   John S. McMeekin
        (Principal Financial and           Director
        Accounting Officer)
                                       Date:  December 2, 2002
Date:   December 2, 2002

By:      /s/ Mason G. Alexander        By:  /s/ Philip C. Wilkins
        -----------------------------      ------------------------------
        Mason G. Alexander                 Philip C. Wilkins
        Director                           Director

Date:   December 2, 2002               Date:  December 2, 2002

By:      /s/ James W. Edwards
        -----------------------------
        James W. Edwards
        Director

Date:   December 2, 2002

By:      /s/ William M. Graham
        -----------------------------
        William M. Graham
        Director

Date:   December 2, 2002

By:      /s/ Louis M. Jordan
        -----------------------------
        Louis M. Jordan
        Director

Date:   December 2, 2002

                                  CERTIFICATION

I, Dwight V. Neese, certify, that:

     1. I have reviewed this annual report on Form 10-KSB of Union Financial Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 2, 2002                   /s/ Dwight V. Neese
                                        --------------------------------
                                        Dwight V. Neese
                                        President and Chief Executive Officer

                                  CERTIFICATION

I, Richard H. Flake, certify, that:

     1. I have reviewed this annual report on Form 10-KSB of Union Financial Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 2, 2002                  /s/ Richard H. Flake
                                        ----------------------------------
                                        Richard H. Flake
                                        Executive Vice President and Chief
                                        Financial Officer