Form 10QSB
period 2002-12-31
UNION FINANCIAL BANCSHARES INC
filed 2003-02-10
CIK 926164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
      ACT OF 1934
      For the quarterly period ended December 31, 2002
                                     -----------------

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ________ to __________


                          COMMISSION FILE NUMBER 1-5735


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                        57-1001177
------------------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation)         (I.R.S. Employer Identification No.)


203 West Main Street, Union, South Carolina                                      29379
-------------------------------------------                                 -------------
(Address of Principal Executive Offices)                                       (Zip Code)

Registrant's telephone number, including area code: (864) 429-1864

The Corporation had 1,963,252 shares, $0.01 par value, common stock issued and outstanding as of January 27, 2003.

                        UNION FINANCIAL BANCSHARES, INC.

                                      INDEX

Part I.         Financial Information                                                   Page
                ---------------------                                                   ----
            Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of December 31, 2002
            and September 30, 2002                                                         3

            Consolidated Statements of Income for the three months
            ended December 31, 2002 and 2001                                               4

            Consolidated Statements of Cash Flows for the three
            months ended December 31, 2002 and 2001                                        5

            Consolidated Statements of Shareholders' Equity for the
            three months ended December 31, 2002 and 2001                                  6

            Notes to Consolidated Financial Statements                                  7-10

            Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                        11-17

            Item 3.  Controls and Procedures                                              17

Part II.    Other Information
            -----------------

            Item 1. Legal Proceedings                                                     18

            Item 2. Changes in Securities                                                 18

            Item 3. Defaults Upon Senior Securities                                       18

            Item 4. Submission of Matters to a Vote of Security Holders                   18

            Item 5. Other Information                                                     18

            Item 6. Exhibits and Reports on Form 8-K                                      18

            Signatures                                                                    19

            Certifications                                                             20-21

Item 1.    Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 (unaudited) and September 30, 2002

                                                                                   December 31,  September 30,
ASSETS                                                                                 2002          2002
                                                                                   ------------  -------------
                                                                                        (DOLLARS IN THOUSANDS)
Cash                                                                               $    1,996    $   1,346
Short term interest-bearing deposits                                                    4,943        7,385
                                                                                   ----------    ---------
Total cash and cash equivalents                                                         6,939        8,731
Investment and mortgage-backed securities                                             140,324      117,633
Loans , net                                                                           159,354      161,576
Office properties and equipment, net                                                    6,469        6,523
Federal Home Loan Bank Stock, at cost                                                   3,835        2,900
Accrued interest receivable                                                             1,957        1,728
Intangible assets                                                                       5,484        5,643
Cash surrender value of life insurance                                                  4,786        4,724
Other assets                                                                            2,444        1,510
                                                                                   ----------    ---------
TOTAL ASSETS                                                                       $  331,592    $ 310,968
                                                                                   ==========    =========

LIABILITIES

Deposit accounts                                                                   $  200,422    $ 200,303
Advances from the Federal Home Loan Bank and other borrowings                          76,700       57,000
Securities sold under agreements to repurchase                                         17,000       17,000
Corporate obligated floating rate capital securities                                    8,000        8,000
Accrued interest on deposits                                                              439          427
Advances from borrowers for taxes and insurance                                            61          414
Other liabilities                                                                       1,165          626
                                                                                   ----------    ---------
TOTAL LIABILITIES                                                                     303,787      283,770
                                                                                   ----------    ---------

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value, authorized - 500,000 shares, issued and outstanding - None

Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
   issued and outstanding - 1,963,252 shares at 12/31/02 and 1,958,069 at 9/30/02          20           20
Additional paid-in capital                                                             11,621       11,573
Accumulated other comprehensive gain                                                    1,726        1,421
Retained earnings, substantially restricted                                            14,438       14,184
                                                                                   ----------    ---------
TOTAL SHAREHOLDERS' EQUITY                                                             27,805       27,198
                                                                                   ----------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  331,592    $ 310,968
                                                                                   ==========    =========

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended December 31, 2002 (unaudited) and 2001 (unaudited)

                                                                                        Three Months Ended
                                                                      December 31,         December 31,
                                                                          2002                 2001
                                                                ---------------------- ----------------------
                                                                (DOLLARS IN THOUSANDS) (DOLLARS IN THOUSANDS)
Interest Income:
  Loans                                                             $     2,908        $       3,168
  Deposits and federal funds sold                                             6                    6
  Mortgage-backed securities                                                939                  949
  Interest and dividends on
   investment securities                                                    474                  446
                                                                    -----------        -------------
Total Interest Income                                                     4,327                4,569
                                                                    -----------        -------------

Interest Expense:
  Deposit accounts                                                        1,229                1,776
  Trust preferred corporate obligation                                      113                   17
  Advances from the FHLB and other borrowings                               941                  779
                                                                    -----------        -------------
Total Interest Expense                                                    2,283                2,572
                                                                    -----------        -------------

Net Interest Income                                                       2,044                1,997
  Provision for loan losses                                                 180                   90
                                                                    -----------        -------------
Net Interest Income After
   Provision for Loan Losses                                              1,864                1,907
                                                                    -----------        -------------

Non-Interest Income:
  Fees for financial services                                               447                  333
  Loan servicing costs                                                      (67)                 (69)
  Net gains on sale of investments                                           60                   --
                                                                    -----------        -------------
Total Non-Interest Income                                                   440                  264
                                                                    -----------        -------------

Non-Interest Expense:
  Compensation and employee benefits                                        749                  690
  Occupancy and equipment                                                   407                  392
  Deposit insurance premiums                                                  9                    9
  Professional services                                                     112                   68
  Advertising/Public relations                                               42                   52
  Real estate operations                                                     21                    7
  Deposit premium intangible                                                159                   83
  Goodwill amortization                                                      --                   82
  Other                                                                     196                  223
                                                                    -----------        -------------
Total Non-Interest Expense                                                1,695                1,606
                                                                    -----------        -------------

Income Before Income Taxes                                                  609                  565
Income tax expense                                                          157                  137
                                                                    -----------        -------------
Net Income                                                          $       452        $         428
                                                                    ===========        =============

Basic Net Income Per Common Share                                   $      0.23        $        0.22
                                                                    ===========        =============

Diluted Net Income Per Common Share                                 $      0.22        $        0.21
                                                                    ===========        =============

Weighted Average Number of
  Common Shares Outstanding

Basic                                                                 1,960,527            1,926,896
Diluted                                                               2,048,138            1,995,896

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2002 (unaudited) and 2001 (unaudited)

                                                                               Three Months Ended
                                                                       December 31,         December 31,
                                                                           2002                 2001
                                                                       -------------       --------------
                                                                      (IN THOUSANDS)       (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                                             $       452          $       428
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                    180                   90
  Amortization of intangibles                                                  159                  165
  Depreciation expense                                                         240                  216
  Recognition of deferred income, net of costs                                 (54)                 (12)
  Deferral of fee income, net of costs                                          53                   58
  Changes in operating assets and liabilities:
  Increase in accrued interest receivable                                     (229)                (160)
  Increase in other assets                                                    (996)                (256)
  Increase (decrease) in other liabilities                                     186               (1,238)
  Increase (decrease) in accrued interest payable                               12                  (17)
                                                                       ------------         ------------

Net cash provided by (used by) operating activities                              3                 (726)
                                                                       ------------         ------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Held to maturity                                                             --               (5,157)
   Available for sale                                                      (38,596)             (19,263)
Proceeds from sale of investment and mortgage-
    backed securities                                                        5,059                   --
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                            4                3,530
Principal repayments on mortgage-backed securities:
   Held to maturity                                                             --                  180
   Available for sale                                                       10,842                2,534
Net (increase) decrease in loans                                             2,348                 (471)
Purchase of FHLB stock                                                        (935)                  --
Redemption of FHLB stock                                                        --                   --
Purchase of office properties and equipment                                   (186)                 (75)
                                                                       ------------         ------------

Net cash used by investing activities                                     ($21,464)            ($18,722)
                                                                       ------------         ------------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                    29                   29
Dividends paid in cash ($0.10 per share -2002
and $0.10 per share - 2001)                                                   (198)                (163)
Proceeds from the exercise of stock options                                     19                    8
Proceeds from term borrowings                                               19,700               14,695
Proceeds from issuance of trust preferred corporate obligations                 --                8,000
Increase (Decrease) in deposit accounts                                        119               (2,236)
                                                                       ------------         ------------

Net cash  provided by financing activities                                  19,669               20,333
                                                                       ------------         ------------

NET (DECREASE)\INCREASE IN CASH
   AND CASH EQUIVALENTS                                                     (1,792)                 885

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                    8,731                6,608
                                                                       ------------         ------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $    6,939          $     7,493
                                                                       ============         ============

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                         $       104          $     1,106
  Interest                                                                   2,271                2,589

Non-cash transactions:
  Loans foreclosed                                                     $       113          $       162

See notes to consolidated financial statements.

                        UNION FINANCIAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

                                                                                         Retained       Accumulated
                                                                         Additional      Earnings          Other           Total
                                                       Common Stock       Paid-in     Substantially    Comprehensive   Shareholders'
                                                    Shares     Amount     Capital       Restricted         Income          Equity
                                                    ------     ------     -------       ----------         ------          ------
                                                                           (In Thousands, Except Share Data)
BALANCE AT SEPTEMBER 30, 2001                     1,924,478    $   20    $   11,321   $     13,217            ($182)   $     24,376

Net income                                                                                     428                              428

  Other comprehensive income
   Unrealized losses on securities:
    Unrealized holding losses arising during
    period
  Comprehensive income                                                                                         (239)           (239)
                                                                                                               ----            ----
                                                                                                                                189
Options exercised                                       660                       6                                               6

Dividend reinvestment plan contributions              2,987                      29                                              29

Cash dividend ($.10 per share)                                                                (192)                            (192)

                                                  ----------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                      1,928,125        20        11,356         13,453             (421)         24,408
                                                  ==================================================================================

BALANCE AT SEPTEMBER 30, 2002                     1,958,069        20        11,573         14,184            1,421          27,198

Net income                                                                                     452                              452

 Other comprehensive income
  Unrealized gains on securities:
   Unrealized holding gains arising during
    period                                                                                                      305             305
                                                                                                                                ---
  Comprehensive income                                                                                                          757

Options exercised                                     3,000                      19                                              19

Dividend reinvestment plan contributions              2,183                      29                                              29

Cash dividend ($.10 per share)                                                                (198)                            (198)

                                                  ----------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002                      1,963,252    $   20    $   11,621   $     14,438     $      1,726    $     27,805
                                                  ==================================================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Presentation of Consolidated Financial Statements
     -------------------------------------------------

     The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation" or "Union Financial") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiaries, Provident Community Bank (the "Bank"), a federally charted stock savings bank, and Union Financial Statutory Trust I (the "Trust"), a statutory trust created under the laws of the state of Connecticut. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 2002 has been derived from the Corporation's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

     Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible
                                                  -----------------------------
     Assets. This SFAS addresses how goodwill and other intangible assets should
     ------
     be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Corporation adopted this process effective for the current fiscal year. The adoption did not have a material effect on the financial position of the Corporation.

     In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based
                                                    --------------------------
     Compensation--Transition and Disclosure--an amendment of FASB Statement No.
     --------------------------------------------------------------------------
     123. This Statement amends FASB Statement No. 123, Accounting for
     ---                                                --------------
     Stock-Based Compensation, to provide alternative methods of transition for
     ------------------------
     a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002. The disclosures required by this standard will be included in the Company's next quarterly filing. SFAS No. 148 had no impact upon adoption as the Company has not elected the fair value treatment of stock-based compensation.

     Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.   Income Per Share
     ----------------

     Basic income per share amounts for the three months ended December 31, 2002 and 2001 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods.

3.   Assets Pledged
     --------------

     Approximately $59,754,000 and $24,063,000 of debt securities at December 31, 2002 and September 30, 2002, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union and Laurens Counties. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. The Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.   Contingencies and Loan Commitments
     ----------------------------------

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 2002 related to these items is summarized below:

         Loan Commitments:                                       Contract Amount
         ----------------                                        ---------------
               Approved loan commitments                           $     169,000
               Unadvanced portions of loans and credit lines          15,770,000
                                                                   -------------
               Total loan commitments                              $  15,939,000
                                                                   =============

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

     Commitments outstanding at December 31, 2002 consist of fixed and adjustable rate loans provided above at rates ranging from 5.0% to 6.5%. Commitments to originate loans generally expire within 30 to 60 days.

     Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $42,026,000 at December 31, 2002. Of these lines, the outstanding loan balances totaled approximately $26,256,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $3,000,000, which had an outstanding balance at December 31, 2002 of approximately $2,327,000.

5.   Corporation Obligated Floating Rate Capital Securities
     ------------------------------------------------------

     On November 14, 2001, the Corporation sponsored the creation of the Trust. The Corporation is the owner of all of the common securities of the Trust. On December 18, 2001, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $248,000 capital contribution for the Trust's common securities, were used to acquire $8,248,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR, with an initial rate of 5.60%. A rate cap of 12.50% is effective through December 18, 2006. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the capital securities.

     A summary of the Trust securities issued and outstanding follows:

                                   Amount
                               Outstanding at
                                December 31,                                                        Distribution
                              -----------------                 Prepayment                             Payment
       Name                    2002       2001       Rate      Option Date          Maturity          Frequency
-------------------------   ---------- ----------  --------  -----------------  -----------------  ---------------
Union Financial Statutory
       Trust I              $8,000,000 $8,000,000    5.01%   December 18, 2006  December 18, 2031     Quarterly

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward Looking Statements
         --------------------------

         Management's discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q contain certain "forward-looking statements" concerning the future operations of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Management intends to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report to describe future plans and strategies. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation's and the Bank's market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

         Financial Condition
         -------------------

         Assets
         ------

         Total assets of the Corporation increased $20,624,000, or 6.63%, to $331,592,000 at December 31, 2002 from $310,968,000 at September 30,
         2002. Investments and mortgage-backed securities increased approximately $22,691,000, or 19.29%, from September 30, 2002 to December 31, 2002, due to the purchase of mortgage backed securities and municipal securities that was funded with additional borrowings. The securities purchases offset lower loan demand and provided additional balance sheet growth.

         Loans decreased $2,222,000, or 1.38%, to $159,354,000 at December 31,
         2002. The Corporation continues to focus on consumer and commercial lending with reduced emphasis on residential mortgage loans. Consumer and commercial loans outstanding during this period increased $6,955,000, or 11.25%, while outstanding residential mortgage loans decreased $9,177,000 or 8.90%.

         Liabilities
         -----------

         Total liabilities increased $20,017,000, or 7.05%, to $303,787,000 at December 31, 2002 from $283,770,000 at September 30, 2002.

         Borrowings from the Federal Home Loan Bank (FHLB) increased $19,700,000, or 34.56%, to $76,700,000 at December 31, 2002 from
         $57,000,000 at September 30, 2002. The increases in borrowings from the FHLB were utilized to fund additional growth for the Corporation. Other liabilities increased $539,000, or 86.06%, to $1,165,000 at December 31, 2002 from $626,000 at September 30, 2002 due to an increase in loan suspense as a result of a change in loan funding procedures.

         Shareholders' Equity
         --------------------

         Shareholders' equity increased $607,000, or 2.23%, to $27,805,000 at December 31, 2002 from $27,198,000 at September 30, 2002 due to net income year to date, along with an increase in unrealized gains in securities available for sale, offset by the payment of $0.10 per share quarterly dividends.

         Trust Preferred Securities
         --------------------------

         On November 14, 2001, the Corporation established the Trust as a business trust for the purpose of issuing trust preferred securities in a private placement conducted as part of a pooled offering sponsored by First Tennessee Capital Markets and Keefe Bruyette & Woods, Inc. On December 18, 2001, the Trust issued $8,000,000 in trust preferred securities in the form of floating rate capital securities and issued approximately $248,000 of trust common securities to Union Financial. The Trust used the proceeds of these issuances to purchase $8,248,000 of Union Financial's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 3.60% over three-month LIBOR, with an initial rate of 5.60%. A rate cap of 12.50% is effective through December 18, 2006. The Debentures are the sole assets of the Trust and are subordinate to all of Union Financial's existing and future obligations for borrowed money, its obligations under letters of credit and certain derivative contracts, and any guarantees by Union Financial of any such obligations. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as Union Financial fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred and common securities, Union Financial issued a guarantee related to the trust securities for the benefit of the holders.

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

     Liquidity
     ---------

     Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings, maturity of securities and interest payments.

     While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The primary investing activities of the Corporation are the origination of commercial and consumer loans, and the purchase of investment and mortgage-backed securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase and the utilization of FHLB advances.

     During the three months ended December 31, 2002, the Corporation's loan originations totaled $19,200,000. At December 31, 2002, the Corporation's investment in investment and mortgage-backed securities totaled $140,300,000. Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $15,900,000 at December 31, 2002. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

     During the three months ended December 31, 2002, total deposits increased $119,000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Corporation and its local competitors and other factors. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2002, totaled $58,900,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At December 31, 2002, the Corporation had $76,700,000 of FHLB borrowings and $17,000,000 of securities sold under agreements to repurchase.

     Capital Resources

     The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

     As of December 31, 2002, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                                 Requirement    Actual     Excess
---------------------------------------------------------------------------------------------------
     Tangible capital                                              $ 4,882     $26,435    $21,553
     Tangible capital to adjusted total assets                        1.50%       8.12%      6.62%

     Core capital                                                  $13,216     $26,435    $13,219
     Core capital to adjusted total assets                            4.00%       8.12%      4.12%

     Risk based capital                                            $12,738     $27,941    $15,203
     Risk based capital to risk weighted assets                       8.00%      17.55%      9.55%

     Results of operations for the three months ended December 31, 2002 and 2001
     ---------------------------------------------------------------------------

     General
     -------

     Net income increased $24,000, or 5.61%, to $452,000 for the three months ended December 31, 2002 as compared to the same period in 2001. Increases in net interest income and non- interest income were partially offset by an increase in the provision for loan losses and increases in non-interest expense.

     Interest Income
     ---------------

     Interest income decreased $242,000, or 5.30%, for the three months ended December 31, 2002 as compared to the same period in 2001. Interest income on loans decreased by 8.21%, or $260,000, to $2,908,000 for the three months ended December 31, 2002 from $3,168,000 for the three months ended December 31, 2001, due primarily to declining market interest rates along with a smaller average balance of loans. Interest and dividends on investment and mortgage-backed securities increased $18,000, or 1.29%, for the three months ended December 31, 2002 to $1,413,000 from $1,395,000 during the same period in 2001. The increase was due primarily to increased investments in mortgage-backed securities and municipal securities.

     Interest Expense
     ----------------

     Interest expense decreased $289,000, or 11.24%, for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, due primarily to lower deposit rates from a declining market interest rate environment. Interest expense on deposit accounts decreased $547,000, or 30.80%, to $1,229,000 for the three months ended December 31, 2002 from $1,776,000 during the same period in 2001. Interest expense on borrowings increased $162,000, or 20.80%, for the three months ended December 31, 2002 as compared to the same period in the previous year due to a higher level of borrowings offset by lower market interest rates during the period. The Corporation has also extended borrowing terms during this period to improve interest rate risk exposure. The Corporation also recorded $113,000 for the three months ended December 31, 2002 compared to $17,000 for the three months ended December 31, 2001 for interest expense on the trust preferred securities that were issued on December 18, 2001.

     Provision for Loan Loss
     -----------------------

     During the three months ended December 31, 2002, the provision for loan losses was $180,000 as compared to $90,000 for the same period in the previous year. The increase in the provision reflects the implementation of a risk weighted loan loss reserve methodology that is intended to more closely track the level of risk of different types of loans. During this same period, non-accrual loans increased $337,000 from $1,866,000 at September 30, 2002 to $2,203,000 at December 31, 2002. The increased provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Management believes the Bank's loan loss allowance is adequate to absorb future loan losses inherent in the portfolio. The Bank's loan loss allowance at December 31, 2002 was approximately .93% of the Bank's outstanding loan portfolio and 68.32% of non-performing loans compared to .71% of the Bank's outstanding loan portfolio and 107.42% of non-performing loans at December 31, 2001.

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

     The changes in the allowance for loan losses consisted of the following (in thousands):

     Balance at beginning of quarter                   $1,371
     Provision for loan losses                            180
     (Charge-offs) recoveries, net                        (46)
                                                       ------
     Balance at end of quarter                         $1,505
                                                       ======

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                                        December 31, 2002    September 30, 2002
                                                        -----------------    ------------------
     Non-accruing loans which are
     contractually past due 90 days
     or more:

     Real Estate                                               $1,036               $   916
     Commercial                                                   925                   524
     Consumer                                                     242                   426
                                                               ------               -------
     Total                                                     $2,203               $ 1,866
                                                               ======               =======

     Percentage of loans receivable, net                         1.38%                 1.15%
                                                               ======               =======

     Percentage of allowance for loan losses
     to total loans receivable, net                              0.93%                 0.85%
                                                               ======               =======

     Allowance for loan losses                                 $1,505               $ 1,371
                                                               ======               =======

     Real estate acquired through
      foreclosure and repossessed
      assets, net of allowances                                $  356               $   356
                                                               ======               =======

     Non-accrual loans increased $337,000 to $2,203,000 for the period ending December 31, 2002 from $1,866,000 at September 30, 2002. The increase in commercial loans was the result of the classification of one local loan that is well supported by commercial real estate. These loans are supported by mortgages, equipment, and automobiles that should reduce the risk of loss for the Corporation.

     Non-Interest Income
     -------------------

     Total non-interest income increased $176,000, or 66.67%, to $440,000 for the three months ended December 31, 2002 from $264,000 for the same period in the previous year. Fees from financial services increased $114,000, or 34.23%, to $447,000 for the three months ended

     December 31, 2002 from $333,000 for the same period in the previous year. The increase was due primarily to the development of new fee income programs that were implemented during the first quarter of the 2003 fiscal year. Gain on the sale of investments was $60,000 for the three months ended December 31, 2002 as the Corporation sold investments with higher price volatility. The sale will improve interest rate exposure for the Corporation.

     Non-Interest Expense
     --------------------

     For the three months ended December 31, 2002, total non-interest expense increased $89,000, or 5.54%, to $1,695,000 from $1,606,000 for the same period in 2001. Compensation and employee benefits increased $59,000, or 8.55%, to $749,000 for the three month period ended December 31, 2002 from $690,000 for the same period in 2001 due primarily to staff additions resulting from a new branch opening that is scheduled for completion in the third quarter of the current fiscal year. Occupancy and equipment expense increased $15,000, or 3.83%, to $407,000 for the three months ended December 31, 2002 from $392,000 for the same period in 2001, due to higher depreciation and equipment expense. Professional services expense increased $44,000, or 64.71%, to $112,000 for the three months ended December 31, 2002 from $68,000 for the same period in 2001 due to higher legal and audit expenses. Advertising and public relations expense decreased $10,000, or 19.23%, to $42,000 for the three months ended December 31, 2002 from $52,000 for the same period in 2001 due to reductions in advertising expenses. Real estate operations expense increased $14,000, or 200.00%, to $21,000 for the three months ended December 31, 2002 from $7,000 for the same period in 2001 due to higher disposition costs for loan foreclosures and asset repossessions. Other expense decreased $27,000, or 12.11%, to $196,000 for the three months ended December 31, 2002 from $223,000 for the same period in 2001 due primarily to lower telephone expense that resulted from reductions in long distance usage.

     Item 3. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Corporation
         -------------------------------------------------
     maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

     (b) Changes in internal controls. The Corporation made no significant
         -----------------------------
     changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

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

               Reports on Form 8-K
               -------------------

               None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UNION FINANCIAL BANCSHARES, INC.
                                  (Registrant)

Date: February 4, 2003                             By: /s/ Dwight V. Neese
      ----------------                                 -------------------------
                                                       Dwight V. Neese, CEO

Date: February 4, 2003                             By: /s/ Richard H. Flake
      ----------------                                 -------------------------
                                                       Richard H. Flake, CFO

                                  CERTIFICATION

I, Dwight V. Neese, certify that:

     1. I have reviewed this report on Form 10-QSB of Union Financial Bancshares, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 4, 2003                   /s/Dwight V. Neese
                                           -------------------------------------
                                           Dwight V. Neese
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Richard H. Flake, certify that:

     1. I have reviewed this report on Form 10-QSB of Union Financial Bancshares, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 4, 2003                           /s/ Richard H. Flake
                                                   -----------------------------
                                                   Richard H. Flake
                                                   Executive Vice President and
                                                   Chief Financial Officer