Form 10QSB
period 2003-03-31
UNION FINANCIAL BANCSHARES INC
filed 2003-05-07
CIK 926164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-5735

UNION FINANCIAL BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	57-1001177
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina	29379
(Address of Principal Executive Offices)	(Zip Code)

(864) 429-1864

Registrant’s telephone number, including area code:

The Corporation had 1,965,438 shares, $0.01 par value, common stock issued and outstanding as of April 23, 2003.

UNION FINANCIAL BANCSHARES, INC.

Item 1. Financial Statements

UNION FINANCIAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and September 30, 2002 (unaudited)

	March 31, 2003	Sepember 30, 2002
	(DOLLARS IN THOUSANDS)
ASSETS
Cash	$1,630	$1,346
Short term interest-bearing deposits	5,743	7,385

Total cash and cash equivalents	7,373	8,731
Investment and mortgage-backed securities	157,748	117,633
Loans, net	154,222	161,576
Office properties and equipment, net	6,393	6,523
Federal Home Loan Bank Stock, at cost	3,835	2,900
Accrued interest receivable	1,866	1,728
Intangible assets	5,325	5,643
Cash surrender value of life insurance	4,848	4,724
Other assets	3,152	1,510

TOTAL ASSETS	$344,762	$310,968

LIABILITIES
Deposit accounts	$213,067	$200,303
Advances from the Federal Home Loan Bank and other borrowings	75,725	57,000
Securities sold under agreements to repurchase	17,000	17,000
Corporate obligated floating rate capital securities	8,000	8,000
Accrued interest on deposits	439	427
Advances from borrowers for taxes and insurance	154	414
Other liabilities	2,438	626

TOTAL LIABILITIES	316,823	283,770

SHAREHOLDERS’ EQUITY
Serial preferred stock, no par value, authorized—500,000 shares, issued and outstanding—None
Common stock—$0.01 par value, authorized—2,500,000 shares, issued and outstanding—1,965,438 shares at 3/31/03 and 1,958,069 at 9/30/02	20	20
Additional paid-in capital	11,650	11,573
Accumulated other comprehensive gain	1,529	1,421
Retained earnings, substantially restricted	14,740	14,184

TOTAL SHAREHOLDERS’ EQUITY	27,939	27,198

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$344,762	$310,968

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended March 31, 2003 and 2002 (unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002

	(DOLLARS IN THOUSANDS)		(DOLLARS IN THOUSANDS)
Interest Income:
Loans	$2,765	$3,157	$5,673	$6,325
Deposits and federal funds sold	2	5	9	11
Mortgage-backed securities	836	1,082	1,776	2,031
Interest and dividends on investment securities	694	481	1,167	928

Total Interest Income	4,297	4,725	8,625	9,295

Interest Expense:
Deposit accounts	1,161	1,466	2,391	3,242
Trust preferred corporate obligation	103	116	216	133
Advances from the FHLB and other borrowings	905	857	1,846	1,636

Total Interest Expense	2,169	2,439	4,453	5,011

Net Interest Income	2,128	2,286	4,172	4,284
Provision for Loan Losses	235	250	415	340

Net Interest Income After Provision for Loan Losses	1,893	2,036	3,757	3,944

Non Interest Income:
Fees for financial services	420	368	867	700
Loan servicing costs	(43)	(20)	(111)	(89)
Net gain (loss) on sale of investments	182	(42)	243	(41)

Total Non Interest Income	559	306	999	570

Non Interest Expense:
Compensation and employee benefits	806	732	1,556	1,400
Occupancy and equipment	439	377	846	769
Deposit insurance premiums	8	8	17	17
Professional services	117	89	227	157
Advertising/Public relations	29	24	72	88
Real estate operations	18	25	39	32
Deposit premium intangible	159	83	318	165
Goodwill amortization	—	82	—	163
Other	214	287	410	523

Total Non Interest Expense	1,790	1,707	3,485	3,314

Income Before Income Taxes	662	635	1,271	1,200
Income tax expense	165	163	321	300

Net Income	$497	$472	$950	$900

Basic Net Income Per Common Share	$0.25	$0.24	$0.48	$0.46

Diluted Net Income Per Common Share	$0.24	$0.23	$0.46	$0.45

Weighted Average Number of Common Shares Outstanding
Basic	1,964,496	1,951,990	1,962,486	1,939,310
Diluted	2,061,586	2,028,913	2,054,788	2,016,223

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2003 and 2002 (unaudited)

	Six Months Ended
	March 31, 2003	March 31, 2002

	(IN THOUSANDS)	(IN THOUSANDS)
OPERATING ACTIVITIES:
Net income	$950	$900
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	415	340
Amortization of intangibles	318	328
Depreciation expense	588	450
Recognition of deferred income, net of costs	(110)	(45)
Deferral of fee income, net of costs	109	153
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(138)	(140)
Increase in other assets	(1,766)	(479)
Increase (decrease) in other liabilities	1,552	(1,678)
Increase in accrued interest payable	12	7

Net cash provided by (used by) operating activities	1,930	(164)

INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities:
Held to maturity	—	(8,000)
Available for sale	(75,586)	(32,532)
Proceeds from sale of investment and mortgage-backed securities	15,585	10,909
Proceeds from maturity of investment and mortgage-backed securities:
Available for sale	120	5,122
Principal repayments on mortgage-backed securities:
Held to maturity	—	532
Available for sale	19,460	5,234
Net (increase) decrease in loans	7,354	(7,621)
Purchase of FHLB stock	(935)	188
Redemption of FHLB stock	—	(275)
Purchase of office properties and equipment	(458)	(130)

Net cash used by investing activities	$(34,460)	$(26,573)

FINANCING ACTIVITIES:
Proceeds from the dividend reinvestment plan	56	56
Dividends paid in cash ($0.20 per share—2003 and $0.20 per share—2002)	(394)	(387)
Proceeds from the exercise of stock options	21	142
Proceeds from term borrowings	18,725	14,493
Proceeds from issuance of trust preferred corporate obligations	—	8,000
Increase in deposit accounts	12,764	5,307

Net cash provided by financing activities	31,172	27,611

NET (DECREASE) \ INCREASE IN CASH AND CASH EQUIVALENTS	(1,358)	874
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,731	6,608

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,373	$7,482

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income taxes	$122	$1,566
Interest	4,453	5,011
Non-cash transactions:
Loans foreclosed	$173	$185

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
	(In Thousands, Except Share Data)
BALANCE AT SEPTEMBER 30, 2001	1,924,478	$20	$11,321	$13,217	$(182)	$24,376
Net income				900		900
Other comprehensive income
Unrealized losses on securities:
Unrealized holding losses arising during period					(423)	(423)

Comprehensive income						477
Options exercised	23,605		142			142
Dividend reinvestment plan contributions	5,688		56			56
Cash dividend ($.20 per share)				(387)		(387)

BALANCE AT MARCH 31, 2002	1,953,771	$20	$11,519	$13,730	$(605)	$24,664

BALANCE AT SEPTEMBER 30, 2002	1,958,069	20	11,573	14,184	1,421	27,198
Net income				950		950
Other comprehensive income
Unrealized gains on securities:
Unrealized holding gains arising during period					108	108

Comprehensive income						1,058
Options exercised	3,300		21			21
Dividend reinvestment plan contributions	4,069		56			56
Cash dividend ($.20 per share)				(394)		(394)

BALANCE AT MARCH 31, 2003	1,965,438	$20	$11,650	$14,740	$1,529	$27,939

UNION FINANCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the “Corporation” or “Union Financial”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation’s wholly owned subsidiaries, Provident Community Bank (the “Bank”), a federally charted stock savings bank, and Union Financial Statutory Trust I (the “Trust”), a statutory trust created under the laws of the state of Connecticut. The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 2002 has been derived from the Corporation’s audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year’s financial statements have been reclassified to conform with current year classifications.

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation adopted this standard effective December 31, 2002. SFAS No. 148 had no impact upon adoption as the Corporation has not elected the fair value treatment of stock-based compensation.

Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2. Income Per Share

Basic income per share amounts for the six months ended March 31, 2003 and 2002 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods.

3. Assets Pledged

Approximately $67,003,000 and $24,063,000 of debt securities at March 31, 2003 and September 30, 2002, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union and Laurens Counties. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank=s Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. The Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Contingencies and Loan Commitments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2003 related to these items is summarized below:

Contract Amount
Loan Commitments:
Approved loan commitments	$593,000
Unadvanced portions of loans and credit lines	15,208,000

Total loan commitments	$15,801,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property.

Commitments outstanding at March 31, 2003 consist of fixed and adjustable rate loans provided above at rates ranging from 5.0% to 6.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $40,087,000 at March 31, 2003. Of these lines, the outstanding loan balances totaled approximately $24,879,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $3,000,000, which had an outstanding balance at March 31, 2003 of $0.

5. Corporation Obligated Floating Rate Capital Securities

On November 14, 2001, the Corporation sponsored the creation of the Trust. The Corporation is the owner of all of the common securities of the Trust. On December 18, 2001, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation’s $248,000 capital contribution for the Trust’s common securities, were used to acquire $8,248,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR, with an initial rate of 5.60%. A rate cap of 12.50% is effective through December 18, 2006. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust’s obligations under the capital securities.

A summary of the Trust securities issued and outstanding follows:

	Amount Outstanding at March 31,			Prepayment Option Date	Maturity	Distribution Payment Frequency
Name	2003	2002	Rate
Union Financial Statutory Trust I	$8,000,000	$8,000,000	4.88%	December 18, 2006	December 18, 2031	Quarterly

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q contain certain “forward-looking statements” concerning the future operations of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report to describe future plans and strategies. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation’s and the Bank’s market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Financial Condition

Assets

Total assets of the Corporation increased $33,794,000, or 10.87%, to $344,762,000 at March 31, 2003 from $310,968,000 at September 30, 2002. Investments and mortgage-backed securities increased approximately $40,115,000, or 34.10%, from September 30, 2002 to March 31, 2002, due to the purchase of mortgage backed securities and municipal securities that was funded primarily with additional borrowings. The securities purchases offset lower loan demand and provided additional balance sheet growth.

Loans decreased $7,354,000, or 4.55%, to $154,222,000 at March 31, 2003. The Corporation continues to focus on consumer and commercial lending with reduced emphasis on residential mortgage loans. Consumer and commercial loans outstanding during this period increased $9,041,000, or 14.62%, while outstanding residential mortgage loans decreased $17,430,000 or 20.34%. Other assets increased $1,642,000, or 108.74%, to $3,152,000 at March 31, 2003 from $1,510,000 at September 30, 2002, due to an increase in outstanding receivables as a result of a special purpose financing program that was started in the fourth quarter of fiscal year 2002.

Liabilities

Total liabilities increased $33,053,000, or 11.65%, to $316,823,000 at March 31, 2003 from $283,770,000 at September 30, 2002. Deposits increased $12,764,000, or 6.37%, to $213,067,000 at March 31, 2003 from $200,303,000 at September 30, 2002. The increase was due primarily to growth in certificates of deposits as a result of ongoing promotions for longer term products. In addition, during the quarter ending March 31, 2003, the Corporation received $5,000,000 from the State of South Carolina deposit bid program for a term of six months at a cost of approximately 1.68%.

Borrowings from the Federal Home Loan Bank (FHLB) increased $18,725,000, or 32.85%, to $75,725,000 at March 31, 2003 from $57,000,000 at September 30, 2002. The increase in borrowings from the FHLB were utilized to fund additional growth for the Corporation. Other liabilities increased $1,812,000, or 289.46%, to $2,438,000 at March 31, 2003 from $626,000 at September 30, 2002, due to an increase in loan suspense as a result of a change in loan funding procedures.

Shareholders’ Equity

Shareholders’ equity increased $741,000, or 2.72%, to $27,939,000 at March 31, 2003 from $27,198,000 at September 30, 2002 due to net income year to date, along with an increase in unrealized gains in securities available for sale, offset by the payment of $0.20 per share quarterly dividends.

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

During the six months ended March 31, 2003, the Corporation’s loan originations totaled $32,584,000. At March 31, 2003, the Corporation’s investment in investment and mortgage backed securities totaled $157,748,000. Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $15,800,000 at March 31, 2003.

Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

During the six months ended March 31, 2003, total deposits increased $12,764,000. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2003, totaled $60,400,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At March 31, 2003, the Corporation had $75,725,000 of FHLB borrowings and $17,000,000 of securities sold under agreements to repurchase.

Capital Resources

The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

As of March 31, 2003, the Bank’s capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

	Requirement	Actual	Excess
Tangible capital	$5,061	$27,229	$22,168
Tangible capital to adjusted total assets	1.50%	8.07%	6.57%
Core capital	$13,591	$27,229	$13,638
Core capital to adjusted total assets	4.00%	8.07%	4.07%
Risk based capital	$12,982	$28,858	$15,876
Risk based capital to risk weighted assets	8.00%	17.78%	9.78%

Results of operations for the six months ended March 31, 2003 and 2002

General

Net income increased $50,000, or 5.56%, to $950,000 for the six months ended March 31, 2003 as compared to the same period in 2002. An increase in non-interest income was partially offset by a decrease in net interest income and increase in the provision for loan losses and increases in non-interest expense.

Interest Income

Interest income decreased $670,000, or 7.21%, for the six months ended March 31, 2003 as compared to the same period in 2002. Interest income on loans decreased by 10.31%, or $652,000, to $5,673,000 for the six months ended March 31, 2003 from $6,325,000 for the six months ended March 31, 2002, due primarily to declining market interest rates along with a smaller average balance of loans. Interest and dividends on investment and mortgage-backed securities decreased $18,000, or 0.61%, for the six months ended March 31, 2003 to $2,952,000 from $2,970,000 during the same period in 2002. The decrease was due primarily to lower investment yields offset by increased investments in mortgage-backed securities and municipal securities.

Interest Expense

Interest expense decreased $558,000, or 11.14%, for the six months ended March 31, 2003 as compared to the six months ended March 31, 2002, due primarily to lower deposit rates from a declining market interest rate environment. Interest expense on deposit accounts decreased $851,000, or 26.25%, to $2,391,000 for the six months ended March 31, 2003 from $3,242,000 during the same period in 2002. Interest expense on borrowings increased $210,000, or 12.84%, for the six months ended March 31, 2003 as compared to the same period in the previous year due to a higher level of borrowings offset by lower market interest rates during the period. The Corporation also extended borrowing terms during this period to improve interest rate risk exposure. The Corporation also recorded $216,000 for the six months ended March 31, 2003 compared to $133,000 for the six months ended March 31, 2003 for interest expense on the trust preferred securities that were issued on December 18, 2001.

Provision for Loan Loss

During the six months ended March 31, 2003, the provision for loan losses was $415,000 as compared to $340,000 for the same period in the previous year. The increase in the provision reflects the implementation of a risk weighted loan loss reserve methodology that is intended to more closely track the level of risk of different types of loans. During this same period, non-accrual loans increased $149,000 from $1,866,000 at September 30, 2002 to $2,015,000 at March 31, 2003. The increased provision also reflects the Corporation’s continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Management believes the Corporation’s loan loss allowance is adequate to absorb future loan losses inherent in the portfolio. The Corporation’s loan loss allowance at March 31, 2003 was approximately 1.04%

of the Corporation’s outstanding loan portfolio and 80.84% of non-performing loans compared to .83% of the Corporation’s outstanding loan portfolio and 162.46% of non-performing loans at March 31, 2002.

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

The changes in the allowance for loan losses consisted of the following (in thousands):

Balance at beginning of fiscal year	$1,371
Provision for loan losses	415
(Charge-offs) recoveries, net	(157)

Balance at end of quarter	$1,629

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2003	September 30, 2002
Non-accruing loans which are contractually past due 90 days or more:
Real Estate	$718	$916
Commercial	1,170	524
Consumer	127	426

Total	$2,015	$1,866

Percentage of loans receivable, net	1.24%	1.15%

Percentage of allowance for loan losses to total loans outstanding	1.04%	0.85%

Allowance for loan losses	$1,629	$1,371

Real estate acquired through foreclosure and repossessed assets, net of allowances	$330	$356

Non-accrual loans increased $149,000 to $2,015,000 for the period ending March 31, 2003 from $1,866,000 at September 30, 2002. The increase in commercial loans was the result of the classification of two local loans that are well supported by commercial real estate and business equipment. These loans are supported by mortgages, equipment, and automobiles that should reduce the risk of loss for the Corporation.

Non-Interest Income

Total non-interest income increased $429,000, or 75.26%, to $999,000 for the six months ended March 31, 2003 from $570,000 for the same period in the previous year. Fees from financial services increased $167,000, or 23.86%, to $867,000 for the six months ended March 31, 2003 from $700,000 for the same period in the previous year. The increase was due primarily to the development of new fee income programs that were implemented during the first quarter of the 2003 fiscal year. Gain on the sale of investments was $243,000 for the six months ended March 31, 2003 as the Corporation sold investments with higher price volatility.

Non-Interest Expense

For the six months ended March 31, 2003, total non-interest expense increased $171,000, or 5.16%, to $3,485,000 from $3,314,000 for the same period in 2002. Compensation and employee benefits increased $156,000, or 11.14%, to $1,556,000 for the six month period ended March 31, 2003 from $1,400,000 for the same period in 2002, due primarily to staff additions resulting from a new branch opening that is scheduled for completion in the third quarter of the current fiscal year. Occupancy and equipment expense increased $77,000, or 10.01%, to $846,000 for the six months ended March 31, 2003 from $769,000 for the same period in 2002, due to higher depreciation and equipment expense. Professional services expense increased $70,000, or 44.59%, to $227,000 for the six months ended March 31, 2003 from $157,000 for the same period in 2002 due to higher legal and audit expenses as a result of costs incurred from the Corporation’s pending charter change to a national bank charter. Real estate operations expense increased $7,000, or 21.88%, to $39,000 for the six months ended March 31, 2003 from $32,000 for the same period in 2002, due to higher disposition costs for loan foreclosures and asset repossessions. Other expense decreased $113,000, or 21.61%, to $410,000 for the six months ended March 31, 2003 from $523,000 for the same period in 2002, due primarily to lower telephone expense that resulted from reductions in long distance usage and lower customer statement processing expense that resulted from the Corporation’s conversion to statement imaging in the previous fiscal year.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings are immaterial to the Corporation’s financial condition and results of operations.

Item 2. Changes in Securities

The Corporation has the right, at one or more times, unless an event of default exists under the floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the “Debentures”), to defer interest payments on the Debentures for up to 20 consecutive quarterly periods. During this time, the Corporation will be prohibited from declaring or paying cash dividends on its common stock.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Corporation was held on January 29, 2003. The results of the vote on the matters presented at the meeting is as follows:

1)	The following individuals were elected as directors, each for a three-year term by the following vote:

	Votes For	Votes Withheld
Louis M. Jordan	1,407,308	95,981
Dwight V. Neese	1,310,067	193,222
John S. McMeekin	1,399,092	104,197

2)	The appointment of Elliott Davis, LLC, as auditors for the Corporation for the fiscal year ending September 30, 2003 was ratified by the shareholders by the following vote:

For 1,414,477	Against 64,507	Abstain 24,305

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

10(a)	Employment Agreement with Dwight V. Neese.

10(b)	Employment Agreement with Richard H. Flake.

99(a)	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b)	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On January 29, 2003, the Corporation filed a Form 8-K in which it announced under Item 5 that the Board of Directors had approved a stock repurchased program authorizing the Corporation to repurchase up to 98,000 shares of the Corporation’s common stock. The press release announcing the Corporation’s stock repurchase was attached by exhibit.

On March 7, 2003, the Corporation filed a Form 8-K in which it announced under Item 5 that it has submitted an application to the Office of the Comptroller of the Currency to convert the charter of its banking subsidiary, Provident Community Bank, from a federal savings bank to a national bank. The press release announcing the Corporation’s submission of the conversion application to the Office of the Comptroller of the Currency was attached by exhibit.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION FINANCIAL BANCSHARES, INC.
(Registrant)

Date:	5/2/03	By:	/s/ DWIGHT V. NESSE
Dwight V. Neese, CEO

Date:	5/2/03	By:	/s/ RICHARD H. FLAKE
Richard H. Flake, CFO

CERTIFICATION

I, Dwight V. Neese, certify that:

1.	I have reviewed this report on Form 10-QSB of Union Financial Bancshares, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ DWIGHT V. NEESE
Dwight V. Neese President and Chief Executive Officer

CERTIFICATION

I, Richard H. Flake, certify that:

1.	I have reviewed this report on Form 10-QSB of Union Financial Bancshares, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ RICHARD H. FLAKE
Richard H. Flake Executive Vice President and Chief Financial Officer