Form 10QSB
period 2003-06-30
UNION FINANCIAL BANCSHARES INC
filed 2003-08-07
CIK 926164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

COMMISSION FILE NUMBER 1-5735

UNION FINANCIAL BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	57-1001177
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina	29379
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 429-1864

The Corporation had 1,969,380 shares, $0.01 par value, common stock issued and outstanding as of July 23, 2003.

UNION FINANCIAL BANCSHARES, INC.

Item 1.	Financial Statements

UNION FINANCIAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and September 30, 2002 (unaudited)

	June 30, 2003	September 30, 2002
	(DOLLARS IN THOUSANDS)
ASSETS
Cash	$2,109	$1,346
Short term interest-bearing deposits	5,010	7,385

Total cash and cash equivalents	7,119	8,731
Investment and mortgage-backed securities	160,543	117,633
Loans, net	151,311	161,576
Office properties and equipment, net	6,420	6,523
Federal Home Loan Bank Stock, at cost	3,550	2,900
Accrued interest receivable	2,058	1,728
Intangible assets	5,166	5,643
Cash surrender value of life insurance	4,911	4,724
Other assets	2,929	1,510

TOTAL ASSETS	$344,007	$310,968

LIABILITIES
Deposit accounts	$217,423	$200,303
Advances from the Federal Home Loan Bank and other borrowings	72,000	57,000
Securities sold under agreements to repurchase	17,000	17,000
Corporate obligated floating rate capital securities	8,000	8,000
Accrued interest on deposits	410	427
Advances from borrowers for taxes and insurance	231	414
Other liabilities	1,269	626

TOTAL LIABILITIES	316,333	283,770

SHAREHOLDERS’ EQUITY
Serial preferred stock, no par value, authorized—500,000 shares, issued and outstanding—None
Common stock—$0.01 par value, authorized—2,500,000 shares, issued and outstanding—1,969,380 shares at 6/30/03 and 1,958,069 at 9/30/02	20	20
Additional paid-in capital	11,749	11,573
Accumulated other comprehensive gain	962	1,421
Retained earnings, substantially restricted	15,027	14,184
Treasury stock, at cost, 5,000 shares at 6/30/03	(84)	—

TOTAL SHAREHOLDERS’ EQUITY	27,674	27,198

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$344,007	$310,968

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended June 30, 2003 and 2002 (unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)		(DOLLARS IN THOUSANDS EXCEPT PER SHARE)
Interest Income:
Loans	$2,613	$3,160	$8,286	$9,485
Deposits and federal funds sold	3	29	12	41
Mortgage-backed securities	613	1,035	2,389	3,066
Interest and dividends on investment securities	939	421	2,106	1,348

Total Interest Income	4,168	4,645	12,793	13,940

Interest Expense:
Deposit accounts	1,171	1,415	3,562	4,657
Trust preferred corporate obligation	101	116	317	250
Advances from the FHLB and other borrowings	912	879	2,758	2,515

Total Interest Expense	2,184	2,410	6,637	7,422

Net Interest Income	1,984	2,235	6,156	6,518
Provision for loan losses	190	350	605	690

Net Interest Income After Provision for Loan Losses	1,794	1,885	5,551	5,828

Non Interest Income:
Fees for financial services	468	394	1,334	1,094
Loan servicing costs	(55)	(40)	(165)	(129)
Net gain (loss) on sale of investments	220	10	463	-31

Total Non Interest Income	633	364	1,632	934

Non Interest Expense:
Compensation and employee benefits	839	745	2,395	2,145
Occupancy and equipment	445	398	1,291	1,168
Deposit insurance premiums	8	9	25	26
Professional services	61	96	288	253
Advertising/Public relations	69	14	140	102
Real estate operations	4	16	44	48
Deposit premium intangible	159	83	477	248
Goodwill amortization	—	82	—	245
Other	211	197	620	718

Total Non Interest Expense	1,796	1,640	5,280	4,953

Income Before Income Taxes	631	609	1,903	1,809
Income tax expense	147	148	469	448

Net Income	$484	$461	$1,434	$1,361

Basic Net Income Per Common Share	$0.25	$0.24	$0.73	$0.70

Diluted Net Income Per Common Share	$0.23	$0.23	$0.70	$0.67

Weighted Average Number of Common Shares Outstanding
Basic	1,966,738	1,954,480	1,963,903	1,944,391
Diluted	2,073,138	2,043,195	2,060,885	2,025,224

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2003 and 2002 (unaudited)

	Nine Months Ended
	June 30, 2003	June 30, 2002
	(IN THOUSANDS)	(IN THOUSANDS)
OPERATING ACTIVITIES:
Net income	$1,434	$1,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	605	690
Amortization of intangibles	477	493
Depreciation expense	769	672
Recognition of deferred income, net of costs	(37)	(50)
Deferral of fee income, net of costs	37	158
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(330)	(339)
(Increase) decrease in other assets	(1,419)	332
Increase (decrease) in other liabilities	460	(1,246)
Increase (decrease) in accrued interest payable	(17)	3

Net cash provided by (used by) operating activities	1,979	2,074

INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities:
Available for sale	(124,114)	(56,767)
Proceeds from sale of investment and mortgage-backed securities	24,940	23,334
Proceeds from maturity of investment and mortgage-backed securities:
Available for sale	26,685	5,435
Principal repayments on mortgage-backed securities:
Held to maturity	—	605
Available for sale	29,120	8,584
Net (increase) decrease in loans	9,473	(8,838)
Purchase of FHLB stock	(650)	273
Redemption of FHLB stock	—	(275)
Purchase of office properties and equipment	(666)	(199)

Net cash used by investing activities	$(35,212)	$(27,848)

FINANCING ACTIVITIES:
Proceeds from the dividend reinvestment plan	83	84
Dividends paid in cash ($0.30 per share—2003 and $0.30 per share—2002)	(591)	(582)
Proceeds from the exercise of stock options	93	141
Share repurchase program	(84)	—
Proceeds from term borrowings	15,000	11,993
Proceeds from issuance of trust preferred corporate obligations	—	8,000
Increase (Decrease) in deposit accounts	17,120	10,089

Net cash provided by financing activities	31,621	29,725

NET (DECREASE) \ INCREASE IN CASH AND CASH EQUIVALENTS	(1,612)	3,951
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,731	6,608

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,119	$10,559

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income taxes	$322	$1,616
Interest	6,654	7,419
Non-cash transactions:
Loans foreclosed	$173	$288

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
	(In Thousands, Except Share Data)
BALANCE AT SEPTEMBER 30, 2001	1,924,478	$20	$11,321	$13,217	$(182)	$24,376
Net income				1,361		1,361
Other comprehensive income
Unrealized gains on securities:
Unrealized holding gains arising during period					928	928

Comprehensive income						2,289
Options exercised	23,605		141			141
Dividend reinvestment plan contributions	7,839		84			84
Cash dividend ($.30 per share)				(582)		(582)

BALANCE AT JUNE 30,2002	1,955,922	$20	$11,546	$13,996	$746	$26,308

BALANCE AT SEPTEMBER 30, 2002	1,958,069	20	11,573	14,184	1,421	27,198
Net income				1,434		1,434
Other comprehensive income
Unrealized losses on securities:
Unrealized holding losses arising during period					(459)	(459)

Comprehensive income						975
Options exercised	10,400		93			93
Dividend reinvestment plan contributions	5,911		83			83
Share repurchase program	(5,000)		(84)			(84)
Cash dividend ($.30 per share)				(591)		(591)

BALANCE AT JUNE 30, 2003	1,969,380	$20	$11,665	$15,027	$962	$27,674

UNION FINANCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the “Corporation” or “Union Financial”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation’s wholly owned subsidiaries, Provident Community Bank (the “Bank”), a federally charted stock savings bank, and Union Financial Statutory Trust I (the “Trust”), a statutory trust created under the laws of the state of Connecticut. The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated balance sheet as of September 30, 2002 has been derived from the Corporation’s audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year’s financial statements have been reclassified to conform with current year classifications.

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS

No. 148 which had no l impact on the financial condition or operating results of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor’s balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.	Income Per Share

Basic income per share amounts for the nine months ended June 30, 2003 and 2002 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods.

3.	Assets Pledged

Approximately $68,305,000 and $24,063,000 of debt securities at June 30, 2003 and September 30, 2002, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union and Laurens Counties. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank’s Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. The Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.	Contingencies and Loan Commitments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2003 related to these items is summarized below:

Loan Commitments:	Contract Amount
Approved loan commitments	$3,557,000
Unadvanced portions of loans and credit lines	13,664,000

Total loan commitments	$17,221,000

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

Commitments outstanding at June 30, 2003 consist of fixed and adjustable rate loans provided above at rates ranging from 5.0% to 6.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $38,385,000 at June 30, 2003. Of these lines, the outstanding loan balances totaled approximately $24,721,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $3,000,000, which had an outstanding balance at June 30, 2003 of $0.

5.	Corporation Obligated Floating Rate Capital Securities

On November 14, 2001, the Corporation sponsored the creation of the Trust. The Corporation is the owner of all of the common securities of the Trust. On December 18, 2001, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation’s $248,000 capital contribution for the Trust‘s common securities, were used to acquire $8,248,000 aggregate principal amount of the Corporation‘s floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR, with an initial rate of 5.60%. A rate cap of 12.50% is effective through December 18, 2006. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust’s obligations under the capital securities.

A summary of the Trust securities issued and outstanding follows:

	Amount Outstanding at June 30,			Prepayment		Distribution Payment
Name	2003	2002	Rate	Option Date	Maturity	Frequency
Union Financial Statutory Trust I	$8,000,000	$8,000,000	4.66%	December 18, 2006	December 18, 2031	Quarterly

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

Financial Condition

Assets

Total assets of the Corporation increased $33,039,000, or 10.62%, to $344,007,000 at June 30, 2003 from $310,968,000 at September 30, 2002. Investments and mortgage-backed securities increased approximately $42,910,000, or 36.48%, from September 30, 2002 to June 30, 2002, due to purchases of mortgage backed securities and municipal securities that were funded primarily with additional borrowings. The securities purchases offset lower loan demand and provided additional balance sheet growth.

Loans decreased $10,265,000, or 6.35%, to $151,311,000 at June 30, 2003. The Corporation continues to focus on consumer and commercial lending with reduced emphasis on residential mortgage loans. Consumer and commercial loans outstanding during this period increased $15,775,000, or 25.51%, while outstanding residential mortgage loans decreased $26,040,000 or 25.25%. Other assets increased $1,419,000, or 93.97%, to $2,929,000 at June 30, 2003 from $1,510,000 at September 30, 2002, due to an increase in outstanding receivables as a result of a special purpose financing program that was started in the fourth quarter of fiscal year 2002.

Liabilities

Total liabilities increased $32,563,000, or 11.48%, to $316,333,000 at June 30, 2003 from $283,770,000 at September 30, 2002. Deposits increased $17,120,000, or 8.55%, to $217,423,000 at June 30, 2003 from $200,303,000 at September 30, 2002. The increase was due primarily to growth in certificates of deposits as a result of ongoing promotions for longer term products. In addition, on June 16, 2003, the Corporation opened the new York County regional banking center that generated approximately $ 4,000,000 in deposits at June 30, 2003.

Borrowings from the Federal Home Loan Bank (FHLB) increased $15,000,000, or 26.32%, to $72,000,000 at June 30, 2003 from $57,000,000 at September 30, 2002. The increase in borrowings from the FHLB were utilized to fund additional growth for the Corporation. Other liabilities increased $643,000, or 102.72%, to $1,269,000 at June 30, 2003 from $626,000 at September 30, 2002, due to an increase in loan suspense as a result of a change in loan funding procedures.

Shareholders’ Equity

Shareholders’ equity increased $476,000, or 1.75%, to $27,674,000 at June 30, 2003 from $27,198,000 at September 30, 2002 due to net income year to date, offset by the payment of $0.30 per share quarterly dividends along with a decrease in unrealized gains in securities available for sale.

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

During the nine months ended June 30, 2003, the Corporation’s loan originations totaled $46,336,000. At June 30, 2003, the Corporation’s investment in investment and mortgage-backed securities totaled $160,543,000. Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $17,221,000 at June 30, 2003. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

During the nine months ended June 30, 2003, total deposits increased $17,120,000. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2003, totaled $106,300,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At June 30, 2003, the Corporation had $72,000,000 of FHLB borrowings and $17,000,000 of securities sold under agreements to repurchase.

On January 29, 2003, the Corporation announced that the Board of Directors had approved a stock repurchased program authorizing the Corporation to repurchase up to 98,000 shares of the Corporation’s common stock. During the quarter ending June 30,2003, the Corporation repurchased 5,000 shares at a weighted average price of $16.81 per share.

Capital Resources

The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

As of June 30, 2003, the Bank’s capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

	Requirement	Actual	Excess
Tangible capital	$5,062	$28,000	$22,938
Tangible capital to adjusted total assets	1.50%	8.30%	6.80%
Core capital	$13,576	$28,000	$14,424
Core capital to adjusted total assets	4.00%	8.30%	4.30%
Risk based capital	$13,575	$29,786	$16,211
Risk based capital to risk weighted assets	8.00%	17.55%	9.55%

Results of operations for the nine months ended June 30, 2003 and 2002

General

Net income increased $73,000, or 5.36%, to $1,434,000 for the nine months ended June 30, 2003 as compared to the same period in 2002. An increase in non-interest income was partially offset by a decrease in net interest income and an increase in non-interest expense.

Interest Income

Interest income decreased $1,147,000, or 8.23%, for the nine months ended June 30, 2003 as compared to the same period in 2002. Interest income on loans decreased by 12.64%, or $1,199,000, to $8,286,000 for the nine months ended June 30, 2003 from $9,485,000 for the nine months ended June 30, 2002, due primarily to declining market interest rates along with a smaller average balance of loans. Interest and dividends on investment and mortgage-backed securities increased $52,000, or 1.17%, for the nine months ended June 30, 2003 to $4,507,000 from $4,455,000 during the same period in 2002. The increase was due primarily to lower investment yields offset by increased investments in mortgage-backed securities and municipal securities.

Interest Expense

Interest expense decreased $785,000, or 10.58%, for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002, due primarily to lower deposit rates from a declining market interest rate environment. Interest expense on deposit accounts decreased $1,095,000, or 23.51%, to $3,562,000 for the nine months ended June 30, 2003 from $4,657,000 during the same period in 2002. Interest expense on borrowings increased $243,000, or 9.66%, for the nine months ended June 30, 2003 as compared to the same period in the previous year due to a higher level of borrowings offset by lower market interest rates during the period. The Corporation also extended borrowing terms during this period to improve interest rate risk exposure. The Corporation also recorded $317,000 for the nine months ended June 30, 2003 compared to $250,000 for the nine months ended June 30, 2002 for interest expense on the trust preferred securities that were issued on December 18, 2001.

Provision for Loan Loss

During the nine months ended June 30, 2003, the provision for loan losses was $605,000 as compared to $690,000 for the same period in the previous year. During this same period, non-

accrual loans increased $1,254,000 from $1,866,000 at September 30, 2002 to $3,120,000 at June 30, 2003. The increased provision also reflects the Corporation’s continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Management believes the Corporation’s loan loss allowance is adequate to absorb probable loan losses inherent in the portfolio. The Corporation’s loan loss allowance at June 30, 2003 was approximately 1.15% of the Corporation’s outstanding loan portfolio and 57.27% of non-performing loans compared to .99% of the Corporation’s outstanding loan portfolio and 87.55% of non-performing loans at June 30, 2002.

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

The changes in the allowance for loan losses consisted of the following (in thousands):

Balance at beginning of fiscal year	$1,371
Provision for loan losses	605
(Charge-offs) recoveries, net	(189)

Balance at end of quarter	$1,787

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2003	September 30, 2002
Non-accruing loans which are contractually past due 90 days or more:
Real Estate	$1,107	$916
Commercial	1,787	524
Consumer	226	426

Total	$3,120	$1,866

Percentage of loans receivable, net	2.06%	1.15%

Percentage of allowance for loan losses to total loans outstanding	1.15%	0.85%

Allowance for loan losses	$1,787	$1,371

Real estate acquired through foreclosure and repossessed assets, net of allowances	$287	$356

Non-accrual loans increased $1,254,000 to $3,120,000 for the period ending June 30, 2003 from $1,866,000 at September 30, 2002. The increase in commercial loans was the result of the classification of three local loans that are well supported by commercial real estate and business equipment. The increase in non-performing real estate loans is a direct result of increasing unemployment in the Corporation’s primary areas of operation where three of the four counties have unemployment rates significantly higher than the state average. Loans 30-89 days past due and still accruing at June 30, 2003 were $3,303,000 compared to $4,044,000 at September 30, 2002. These loans are supported by mortgages, equipment, and automobiles that should reduce the risk of loss for the Corporation.

Non-Interest Income

Total non-interest income increased $698,000, or 74.73%, to $1,632,000 for the nine months ended June 30, 2003 from $934,000 for the same period in the previous year. Fees from financial services increased $240,000, or 21.94%, to $1,334,000 for the nine months ended June 30, 2003 from $1,094,000 for the same period in the previous year. The increase was due primarily to the development of new fee income programs that were implemented during the first quarter of the 2003 fiscal year. Gain on the sale of investments was $463,000 for the nine months ended June 30, 2003 as the Corporation sold investments with higher price volatility.

Non-Interest Expense

For the nine months ended June 30, 2003, total non-interest expense increased $327,000, or 6.60%, to $5,280,000 from $4,953,000 for the same period in 2002. On June 16, 2003, the Corporation opened the new York County regional banking center and therefore, expense categories reflect additions for the new banking center. Compensation and employee benefits increased $250,000, or 11.66%, to $2,395,000 for the nine month period ended June 30, 2003 from $2,145,000 for the same period in 2002, due primarily to staff additions resulting from the new branch opening. Occupancy and equipment expense increased $123,000, or 10.53%, to $1,291,000 for the nine months ended June 30, 2003 from $1,168,000 for the same period in 2002, due to higher depreciation and equipment expense. Professional services expense increased $35,000, or 13.83%, to $288,000 for the nine months ended June 30, 2003 from $253,000 for the same period in 2002 due to higher legal and audit expenses as a result of costs incurred from the Corporation’s pending charter change to a national bank charter. Advertising expense increased $38,000, or 37.25%, to $140,000 for the nine months ended June 30, 2003 from $102,000 for the same period in 2002, due to promotional cost incurred related to the new banking center opening . Other expense decreased $98,000, or 13.65%, to $620,000 for the nine months ended June 30, 2003 from $718,000 for the same period in

2002, due primarily to lower telephone expense that resulted from reductions in long distance usage and lower customer statement processing expense that resulted from the Corporation’s conversion to statement imaging in the previous fiscal year.

Item 3.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective.

(b) Changes in internal controls. The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

PART II—OTHER INFORMATION

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

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On April 15, 2003, the Corporation filed a Form 8-K in which it announced under Item 9 its financial results for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION FINANCIAL BANCSHARES, INC.

(Registrant)

Date:	8/6/03	By:	/s/ DWIGHT V. NEESE
Dwight V. Neese, CEO

Date:	8/6/03	By:	/s/ RICHARD H. FLAKE
Richard H. Flake, CFO