Form 10KSB
period 2003-09-30
UNION FINANCIAL BANCSHARES INC
filed 2003-12-19
CIK 926164

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5735

Union Financial Bancshares, Inc.

(Name of small business issuer in its charter)

Delaware	57-1001177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

203 West Main Street, Union, South Carolina	29379
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (864) 429-1864

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common stock, par value $.01 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.     ☒

The issuer’s gross revenues for the fiscal year ended September 30, 2003 were approximately $19,135,000.

As of November 17, 2003, there were 1,965,103 shares of the registrant’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked price on November 3, 2003, was approximately $31,056,043 (1,810,848 shares at $17.15 per share). Solely for the purposes of this calculation it is assumed that directors and executive officers are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended September 30, 2003 (Part II).

2.	Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III).

PART I

Item 1. Business

General

Union Financial Bancshares, Inc. (“Union Financial”) is the bank holding company for Provident Community Bank, N.A. (the “Bank”). Union Financial has no material assets or liabilities other than its investment in the Bank. Union Financial’s business activity consists primarily of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. Union Financial and the Bank are collectively referred to as “the Corporation” herein.

The Bank is a national bank headquartered in Union, South Carolina. The Bank’s operations are conducted through its main office and six full-service banking centers, all of which are located in the upstate area of South Carolina. The Bank is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”).

The business of the Bank consists primarily of attracting deposits from the general public and originating loans to consumers and businesses. The Bank also maintains a portfolio of investment securities. The principal sources of funds for the Bank’s lending activities include deposits received from the general public, interest and principal repayments on loans and, to a lesser extent, borrowings from the FHLB-Atlanta. The Bank’s primary source of income is interest earned on loans and investments. The Bank’s principal expense is interest paid on deposit accounts and borrowings and expenses incurred in operating the Bank.

This annual report contains certain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. These forward-looking statements include, but are not limited to, estimates and expectations of future performance with respect to the financial condition and results of operations of the Corporation and other factors. These forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from these forward-looking statements. These factors include, but are not limited to: changes in general economic and market conditions and the legal and regulatory environment in which the Corporation operates; the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from the Corporation’s operations; changes in consumer spending, borrowing and savings habits; adverse changes in the securities markets; changes in accounting policies and practices; and increased competitive pressures among financial services companies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Corporation does not undertake—and specifically disclaims any obligation—to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Recent Events

On July 26, 2003, the Bank completed its conversion from a federal savings bank to a national bank. The Bank, which adopted the name “Provident Community Bank, National Association” in connection with the charter conversion, is now regulated by the Office of the Comptroller of the Currency (the “OCC”). In addition, Union Financial became a bank holding company, subject to regulation by the Federal Reserve Board (the “FRB”).

Competition

The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial and consumer loans. Its most direct competition for savings deposits has historically derived from other thrift institutions and commercial banks located in and around Union, Laurens and Fairfield County, South Carolina. As of June 30, 2003, according to information presented on the Federal Deposit Insurance Corporation’s website, the Corporation held 46% of the deposits in Union County, which was the largest share of deposits out of four financial institutions in the county.

Additionally, the Corporation held 6% of the deposits in Laurens County, which was the sixth largest share of deposits out of eight financial institutions in the county. However, the Corporation competes with super-regional banks, as Wachovia Bank and National Bank of Commerce, and large regional banks, such as First-Citizens Bank and Trust Company of South Carolina and Carolina First Bank. These competitors have substantially greater resources and lending limits than the Corporation does and offers services that the Corporation does not provide. The Bank faces additional significant competition for investor funds from money market instruments and mutual funds. It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. The Bank’s competition for real estate loans comes principally from other thrift institutions, commercial banks and mortgage banking companies.

Competition has increased and is likely to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed and may continue to change the competitive environment in which the Bank conducts business.

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

	Year Ended September 30,
	2003			2002			2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$157,265	$10,914	6.94%	$165,085	$12,519	7.58%	$163,665	$14,487	8.85%
Mortgage-backed securities	79,104	2,991	3.78	73,397	4,012	5.47	48,721	2,894	5.94
Investment securities:
Taxable	52,459	2,115	4.03	14,606	1,015	6.95	19,872	1,417	7.13
Nontaxable	18,490	881	4.77	17,648	731	4.14	2,276	108	4.75

Total investment securities	70,949	2,996	4.22	32,254	1,745	5.41	22,148	1,525	6.88
Overnight deposits	5,396	23	0.42	8,246	86	1.03	5,526	112	2.03

Total interest-earning assets	312,714	16,924	5.41	278,983	18,361	6.58	240,060	19,018	7.92
Non-interest-earning assets	22,630			18,365			21,998

Total assets	$335,344			$297,347			$262,058

Interest-bearing liabilities:
Savings accounts	$15,639	116	0.75	$15,336	146	0.95	$15,354	279	1.82
Negotiable order of withdrawal accounts	42,348	277	0.65	37,862	425	1.12	31,779	604	1.90
Certificate accounts	149,355	4,267	2.86	142,953	5,430	3.80	140,576	7,939	5.65
FHLB advances and other borrowings	97,900	4,042	4.13	74,918	3,774	5.04	47,169	2,791	5.92

Total interest-bearing liabilities	305,242	8,702	2.85	271,069	9,775	3.61	234,878	11,613	4.94
Non-interest-bearing liabilities	5,400			1,576			4,907

Total liabilities	310,642			272,645			239,785
Shareholders’ equity	24,702			24,702			22,273

Total liabilities and shareholders’ equity	$335,344			$297,348			$262,058

Net interest income		$8,222			$8,586			$7,405

Interest rate spread (2)			2.56%			2.97%			2.98%
Net interest margin (3)		2.63%			3.08%			3.08%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.02x			1.03x			1.02x

(1)	Average loans receivable includes nonaccruing loans. Interest income does not include interest on loans 90 days or more past due.
(2)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Lending Activities

General. Set forth below is selected data relating to the composition of the Bank’s loan portfolio on the dates indicated (dollars in thousands

	At September 30,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
First mortgage loans:
Conventional	$66,254	43.32%	$99,442	61.54%	$110,109	69.66%	$126,949	75.65%	$113,970	76.28%
Construction loans	2,170	1.42	5,514	3.41	12,259	7.76	12,335	7.35	17,039	11.40

Total mortgage loans	68,424	44.74	104,956	64.95	122,368	77.42	139,284	83.00	131,009	87.68
Consumer and installment loans	30,705	20.08	27,847	17.24	22,662	14.33	22,307	13.29	17,823	11.94
Commercial loans	58,364	38.17	34,906	21.60	21,892	13.85	15,563	9.28	10,920	7.31

Total loans	157,493	102.99	167,709	103.79	166,922	105.60	177,154	105.57	159,752	106.93

Less:
Undisbursed loans in process	(1,392)	(0.91)	(3,204)	(1.97)	(6,108)	(3.86)	(5,445)	(3.24)	(9,964)	(6.67)
Loan discount unamortized	(1,448)	(0.95)	(1,685)	(1.04)	(1,922)	(1.22)	(2,718)	(1.62)	—	—
Allowance for loan losses	(1,842)	(1.20)	(1,371)	(0.85)	(1,080)	(0.68)	(1,360)	(0.81)	(836)	(0.56)
Deferred loan fees	110	0.07	127	0.07	251	0.16	176	0.10	449	0.30

Net loans receivable	$152,921	100.00%	$161,576	100.00%	$158,063	100.00%	$167,807	100.00%	$149,401	100.00%

The following table sets forth, at September 30, 2003, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

	Due Within One Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
First mortgage loans:
Conventional loans	$180	$13,773	$52,301	$66,254
Construction loans (1)	2,170	—	—	2,170
Consumer and installment loans	7,797	4,187	18,721	30,705
Commercial loans	16,549	37,640	4,175	58,364

Total	$26,696	$55,600	$75,197	$157,493

(1)	Includes construction/permanent loans.

The actual average life of mortgage loans is substantially less than their contractual term because of loan repayments and because of enforcement of due-on-sale clauses which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

The following table sets forth, at September 30, 2003, the dollar amount of loans due after September 30, 2004 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

	Fixed	Adjustable	Total
Mortgage loans	$40,125	$25,949	$66,074
Consumer and installment loans	12,206	10,702	22,908
Commercial loans	20,455	21,360	41,815

Total	$72,786	$58,011	$130,797

Real Estate Loans. The Bank originates conventional mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. The Bank’s residential real estate loan portfolio also includes loans on multi-family dwellings (more than five units). At September 30, 2003, approximately $57.8 million, or 37.8% of the Corporation’s net loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal).

Office of the Comptroller of the Currency regulations limit the amount that national banks may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Federal regulations permit a maximum loan-to-value ratio of 100% for one-to-four family dwellings and 85% for all other real estate loans. The Bank’s lending policies, however, limit the maximum loan-to-value ratio on one-to-four-family real estate mortgage loans to 80% of the lesser of the appraised value or the purchase price. Any single-family loan made in excess of an 80% loan-to-value ratio and any commercial real estate loan in excess of a 75% loan-to-value ratio is required to have private mortgage insurance or additional collateral. In the past, the Bank has originated some commercial real estate loans in excess of a 75% loan-to-value ratio without private mortgage insurance or additional collateral.

The loan-to-value ratio, maturity and other provisions of the loans made by the Bank have generally reflected a policy of making less than the maximum loan permissible under applicable regulations, market conditions, and underwriting standards established by the Bank. Mortgage loans made by the Bank are generally long-term loans (15-30 years), amortized on a monthly basis, with principal and interest due each month. In the Bank’s experience, real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans, at their option, with no prepayment penalty.

The Bank offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Bank’s marketplace, only a small percentage of “local” loans are adjustable-rate mortgage loans (“ARMs”). The majority of adjustable-rate loans in the portfolio are originated outside of Union, Fairfield, and Laurens County by third party originators. These loans are originated and underwritten using the same terms and conditions as loans originated by the Corporation. The Bank offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At September 30, 2003, the Bank had approximately $15.3 million of ARMs, or 9.7% of the Bank’s total loans receivable. At September 30, 2003, 29.7% of the Bank’s loan portfolio consisted of long-term, fixed-rate real estate loans.

Net interest income depends to a large extent on how successful the Corporation is in “matching” interest-earning assets and interest-bearing liabilities. The Corporation has taken steps to reduce its exposure to rising interest rates. For a discussion of these steps, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Commercial real estate loans constituted approximately $5.2 million, or 3.4%, of the Bank’s net loan portfolio at September 30, 2003. Commercial real estate loans consist of permanent loans secured by multi-family loans, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans are originated and purchased for inclusion in the Bank’s portfolio. These loans generally have 20 to 30 year amortization schedules and are callable or have balloon payments after five years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

Loans secured by multi-family and residential commercial properties may involve greater risk than single-family residential loans. Such loans generally are substantially larger than single-family residential loans. Further, the payment experience on loans secured by commercial properties typically depends on the successful operation of the properties, and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

Construction Loans. The Bank engages in construction lending that is primarily secured by single family residential real estate and, to a much lesser extent, commercial real estate. The Bank grants construction loans to individuals with a takeout for permanent financing from another financial institution, and to approved builders on both presold and unsold properties.

Loan brokers are the Bank’s primary source for construction loans. The loan broker sends the Bank both individuals seeking construction financing for their personal dwelling or builders seeking lines of credit for the construction of single family residences on both presold and unsold properties. Construction loans to individuals are originated for a term of one year or less or are originated to convert to permanent loans at the end of the construction period. Construction loans are originated to builders for a term not to exceed 12 months. Generally, draw inspections are handled by the appraiser who initially appraised the property; however, in some instances the draw inspections are performed by the originating brokerage firm.

Construction financing affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than do single-family permanent mortgage loans. However, construction loans are generally considered to involve a higher degree of risk than single-family permanent mortgage lending due to: (1) the concentration of principal among relatively few borrowers and development projects; (2) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (3) the increased difficulty and costs of monitoring the loan; (4) the higher degree of sensitivity to increases in market rates of interest; and (5) the increased difficulty of working out loan problems.

At September 30, 2003, the Bank had approximately $2.2 million outstanding in construction loans, including approximately $1.4 million in undisbursed proceeds. Substantially all of these loans were secured by one- to four-family residences.

Consumer Loans. The Bank’s consumer loan portfolio consists primarily of automobile loans on new and used vehicles, mobile home loans, boat loans, second mortgage loans, loans secured by savings accounts and unsecured loans. The Bank makes consumer loans to serve the needs of its customers and as a way to improve the interest-rate sensitivity of the Bank’s loan portfolio.

Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than residential mortgage loans. However, nationally, consumer loans have historically tended to have a higher rate of default than residential mortgage loans. Additionally, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Loans. The Bank makes commercial business loans primarily in its market area through its branch network to small businesses. Each county location of the branch network has an experienced commercial lender that is responsible for the generation of this product. In selective cases, the Bank will enter into a loan participation within its market area to purchase a portion of a commercial loans that meets the Banks underwriting criteria. The Bank offers secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal and are payable on demand, subject to annual review and renewal. When making commercial loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. The Bank’s largest commercial loan relationship was a $3 million loan secured by real estate located in Rock Hill, South Carolina. This loan was performing according to its original terms at September 30, 2003.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Loan Solicitation and Processing. Loan originations come from both walk-in customers and loan brokers. The loan origination process for walk-in customers includes an initial interview with an officer of the Bank for the purpose of obtaining a formal application. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by pre-approved, independent fee appraisers. As soon as the required information has been obtained and the appraisal completed, the loan is submitted to the authorized officer, loan committees or full Board of Directors for review. The Bank utilizes various officers and loan committees for the approval of real estate loans. The President/Chief Executive Officer has the authority to approve loan requests up to and including $500,000 in secured credit and up to and including $500,000 in unsecured credit. The President/Chief Executive Officer or the Chief Credit Officer along with two members of the Board Loan Committee has the authority to approve loan requests up to $1,000,000 secured and $500,000 unsecured. The Board of Directors has appointed a Board Loan Committee comprised of two members elected annually from the Board of Directors and four senior executive officers of the Bank. A quorum of three members, including at least one Board member, is required for any action. This Committee has the authority to approve all secured and unsecured loan requests with the exception of a single loan request exceeding $2,000,000 in secured credit and exceeding $1,000,000 in unsecured credit, which require approval of the entire Board of Directors.

Loan applicants are promptly notified of the decision of the Bank by telephone, setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, and a brief description of the real estate to be mortgaged to the Bank. The Bank also issues a commitment letter to the potential borrower which typically remains in effect for 60 days. The Bank’s experience is that very few commitments go unfunded. See “Loan Commitments.” The borrower is required to pay all origination costs incurred in connection with the particular loan closing.

Loan Originations, Purchases and Sales. The Bank purchases loans from mortgage brokers primarily located in South Carolina. The loan types purchased are primarily adjustable-rate residential loans. The Bank had total purchases through the broker network of $1.2 million in fiscal 2003. The Bank reduced broker loan purchases beginning in fiscal 2001 to provide an increased capital allocation for consumer and commercial lending. At September 30, 2003, the Bank was servicing $22.4 million of loans for others.

The Bank purchases participation interests in loans originated by other institutions. These participation interests are on both residential and commercial properties and carry either a fixed or adjustable interest rate.

The following table sets forth the Bank’s loan origination and sale activity for the periods indicated (in thousands):

	Year Ended September 30,
	2003	2002	2001
Loans originated:
First mortgage loans:
Conventional loans	$7,590	$9,926	$28,795
Construction loans	2,550	6,625	11,726

Total mortgage loans originated	10,140	16,551	40,521

Consumer and installment loans	11,172	12,318	15,467
Commercial loans	41,229	57,838	27,359

Total loans originated	$62,541	$86,707	$83,347

Loans purchased	$7,085	$5,275	$30,851
Loans sold	$—	$—	$32,868

Loan Commitments. The Bank’s commitments to make conventional mortgage loans on existing residential dwellings are normally made for periods of up to 60 days from the date of loan approval. See “Financial Condition, Liquidity and Capital Resources” in the Annual Report.

Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Bank charges origination fees or “points” for originating loans. Loan origination fees are usually a percentage of the principal amount of the mortgage loan, typically between 0.5% and 2%, depending on the terms and conditions. Other fees collected include late charges applied to delinquent payments and fees collected in connection with loan modifications. The Bank charges a 5% late charge fee on payments delinquent 15 days or more on new loan originations, loan modifications, loan assumptions and loans currently in the Bank’s portfolio where applicable. Late charges and modification fees do not constitute a material source of income. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. As of September 30, 2003, the Corporation had net deferred loan fees of approximately $110,000.

Problem Assets. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the default by contacting the borrower. In general, borrowers are contacted after a payment is more than 30 days past due. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan is not cured through the Bank’s normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing a foreclosure action.

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

The Bank generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible. Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan on a loan-by-loan basis and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. A loan is classified as non-accrual at the time management believes that the collection of interest is improbable, generally when a loan becomes 90 days past due. The Bank’s policy for charge-off of impaired loans is on a loan-by-loan basis. At the time management believes the collection of interest and principal is remote, the loan is charged off. The Bank’s policy is to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method.

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less selling costs. Any subsequent write-down of the property is charged to income.

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated (dollars in thousands). It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. As of and for the years ended September 30, 2003 and 2002, loans totaled $718,246 and $809,293 respectively, that were classified within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15. The increase in non-accrual loans over the previous year was due to higher loan delinquencies as a result of higher than state average unemployment from plant layoffs and closings in the surrounding communities. Also, at the dates indicated, there were no loans which are not disclosed in the following table about which there was known information of possible credit problems of the borrowers’ ability to comply with the present repayment terms:

	At September 30,
	2003	2002	2001	2000	1999
Loans accounted for on a non-accrual basis:
Real estate	$408	$916	$626	$763	$43
Commercial	2,437	524	160	247	—
Consumer	209	426	9	106	141

Total	3,054	1,866	795	1,116	184

Accruing loans which are contractually past due 90 days or more	—	—	—	—	—
Real estate owned, net	652	356	77	459	241

Total non-performing assets	$3,706	$2,222	$872	$1,575	$425

Percentage of loans receivable net	2.42%	1.37%	0.56%	0.94%	0.28%

Interest income that would have been recorded for the year ended September 30, 2003 had non-accruing loans been current in accordance with their original terms amounted to approximately $161,000. There was no interest included in interest income on such loans for the year ended September 30, 2003.

Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To cover losses inherent in the portfolio of performing loans, the Bank maintains an allowance for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on a number of factors, including management’s evaluation of the collectibility of the loan portfolio, the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analysis pertinent to each situation.

The Bank increases its allowance for loan losses by charging provisions for loan losses against income. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

The provision for loan loss calculation includes a segmentation of loan categories subdivided by residential mortgage, commercial and consumer loans. Each category is rated for all loans including performing groups. The weights assigned to each performing group is developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition, as the amount of loans in each category increases and decreases, the provision for loan loss calculation adjusts accordingly.

While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect the Bank’s financial condition and results of operations. Management periodically evaluates the adequacy of the allowance based upon historical delinquency rates, the size of the Bank’s loan portfolio and various other factors. See Notes 1 and 3 of Notes to Consolidated Financial Statements for information concerning the Bank’s provision and allowance for possible loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated (dollars in thousands):

	At September 30,
	2003	2002	2001	2000	1999
Balance at beginning of year	$1,371	$1,080	$1,360	$836	$827

Loans charged off:
Real estate	(255)	(127)	(180)	(85)	—
Commercial	(11)	(542)	(211)	—	—
Consumer	(65)	(82)	(176)	(129)	(106)

Total charge-offs	(331)	(751)	(567)	(214)	(106)

Recoveries:
Real estate	31	36	4	—	—
Commercial	6	—	8	—	—
Consumer	40	16	35	64	10

Total recoveries	77	52	47	64	10

Net charge-offs	(254)	(699)	(520)	(150)	(96)

Merger additions	—	—	—	449	—
Provision for loan losses (1)	725	990	240	225	105

Balance at end of year	$1,842	$1,371	$1,080	$1,360	$836

Ratio of net charge-offs to average gross loans outstanding during the period	0.16%	0.42%	0.32%	0.08%	0.07%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

The Bank experienced bad debt charge-offs, net of recoveries, of approximately $254,000 in fiscal 2003 compared to $699,000 for fiscal 2002. The decrease in bad debt charge-offs over the previous year was due to approximately $500,000 from one commercial loan that was written down in the 2002 fiscal year due to a reduction in the market value of the supporting loan collateral. The allowance for loan losses to total loans ratio at the end of fiscal 2003 was 1.19% compared to 0.83% at the end of fiscal 2002. Nonperforming assets, which includes repossessed assets and loans on non-accrual, increased to $3.7 million at September 30, 2003 from $2.2 million at September 30, 2002.

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

	At September 30,
	2003		2002		2001		2000		1999
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Real estate	$339	43.45%	$357	62.58%	$400	73.31%	$600	78.62%	$400	82.00%
Commercial	1,182	37.05	778	20.81	100	13.11	200	8.79	75	6.84
Consumer	209	19.50	141	16.60	500	13.58	500	12.59	311	11.16
Unallocated	112	N/A	95	N/A	80	N/A	60	N/A	50	N/A

Total allowance for loan losses	$1,842	100.00%	$1,371	100.00%	$1,080	100.00%	$1,360	100.00%	$836	100.00%

The Bank adjusts balances on real estate acquired in settlement of loans to the lower of cost or market based on appraised value when the property is received in settlement. These values reflect current market conditions and sales experience. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

Asset Classification. The Office of the Comptroller of the Currency requires national banks to classify problem assets. The Bank classifies its problem assets as “substandard,” “doubtful” or “loss,” depending on the presence of certain characteristics. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in the above-mentioned categories but possess weaknesses are designated “special mention.”

When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets or a portion of assets as loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset or a portion thereof so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Comptroller of the Currency who can order the establishment of additional general or specific loss allowances.

The following tables set forth the number and amount of classified loans at September 30, 2003 (dollars in thousands):

	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate	—	$—	—	$—	20	$650	20	$1,070
Commercial	—	—	—	—	6	2,568	3	2,519
Consumer	—	—	—	—	13	341	8	258

Total	—	$—	—	$—	39	$3,559	31	$3,847

Investment Activities

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that investments be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Corporation currently does not use or maintain a trading account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

The following table sets forth the Corporation’s investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

	At September 30,
	2003		2002		2001
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Available for sale:
Investment securities:
U.S. Agency obligations	$48,596	30.87%	$10,599	9.01%	$13,494	17.35%
Corporate securities	5,425	3.45	3,717	3.16	—	—
Equity securities	2,435	1.55	—	—	—	—
Municipal securities	22,334	14.18	14,597	12.41	9,726	12.50

Total investment securities	78,790	50.05	28,913	24.58	23,220	29.85

Mortgage-backed and related securities	78,648	49.95	88,720	75.42	54,582	70.15

Total available for sale	$157,438	100.00%	$117,633	100.00%	$77,802	100.00%

Held to Maturity:
Investment securities:
U.S. Agency obligations	$—	—%	$—	—%	$950	8.40%
Mortgage-backed and related securities	—	—	—	—	10,365	91.60

Total held to maturity	$—	—	$—	—	$11,315	100.00%

During the quarter ended December 31, 2001, the Corporation reclassified all securities in held to maturity to available for sale as part of the adoption of FASB 133, “Accounting for Derivative Instruments and Hedging Activities.” The purpose of this transfer was to allow for the sale of the fixed rate securities in order to reduce interest rate risk exposure.

The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to 30 years. The Corporation also purchases government agency adjustable-rate securities that are backed by the full faith and credit of the U.S. government. The Corporation increased its level of agency securities over the previous year in order to balance the portfolio mix and stabilize interest rate flows as a result of the high loan prepayment speeds experienced with mortgage-backed securities.

The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations (“CMOs”). While these securities possess minimal credit risk due to the Federal guarantee backing the U. S. government agencies, they do possess liquidity risk and interest rate risk. The amortized cost and fair value of the CMOs at September 30, 2003 was approximately $6.8 million. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

The following table sets forth at amortized cost and market value the maturities and weighted average yields of the Corporation’s investment and mortgage-backed securities portfolio at September 30, 2003 (dollars in thousands):

	Amount Due or Repricing within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for Sale:
Investment securities:
U.S. Agency obligations	$5,178	3.20%	$34,629	3.75%	$8,254	6.16%	$534	6.50%	$48,596	4.13%
Municipal securities	85	4.40	—	—	501	4.49	21,748	4.45	22,334	4.45
Equity securities	—	—	—	—	—	—	2,435	5.81	2,435	5.81
Corporate securities	3,709	3.91	—	—	—	—	1,716	8.59	5,425	5.39

Total investment securities	8,972	3.51	34,629	3.75	8,755	6.06	26,433	4.88	78,790	4.36
Mortgage-backed and related securities	6,950	4.33	49,826	4.08	11,467	4.44	10,406	6.44	78,648	4.47

Total available for sale	$15,922	3.87	$84,455	3.94	$20,222	5.14	$36,839	5.32	$157,438	4.41

At September 30, 2003, approximately $53.6 million of mortgage-backed securities were adjustable-rate securities.

Deposits and Borrowings

Deposits are the major source of the Corporation’s funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be significantly influenced by general market interest rates and money market conditions. During fiscal year 2003, the Bank experienced a net increase in deposits of approximately $19.9 million due to the result of various deposit promotion programs with continued emphasis on increasing core deposits. In addition, the Bank also opened a new branch location during the third quarter of the fiscal year that contributed to the deposit growth. The Bank borrowed funds to support the remaining growth experienced in fiscal 2003.

Deposits. Local deposits are, and traditionally have been, the primary source of the Bank’s funds for use in lending and for other general business purposes. The Bank offers a number of deposit accounts including NOW accounts, money market savings accounts, passbook and statement savings accounts, individual retirement accounts and certificate of deposit accounts. Deposit accounts vary as to terms regarding withdrawal provisions, deposit provisions and interest rates.

The Bank adjusts the interest rates offered on its deposit accounts as necessary so as to remain competitive with other financial institutions in Union, Laurens, York and Fairfield County.

The following table sets forth the time deposits of the Bank classified by rates as of the dates indicated (in thousands):

	At September 30,
	2003	2002	2001
Up to 2.0%	$73,282	$16,830	$—
2.01% to 4.0%	57,186	90,116	18,152
4.01% to 6.0%	21,951	29,103	98,064
6.01% to 8.0%	823	2,791	24,187

Total savings certificates	$153,242	$138,840	$140,403

The following table sets forth the maturities of time deposits at September 30, 2003 (in thousands):

Amount
Within three months	$31,894
After three months but within six months	31,787
After six months but within one year	40,002
After one year but within three years	42,646
After three years but within five years	6,818
After five years but within ten years	95

Total	$153,242

Certificates of deposit with maturities of less than one year increased from $96.6 million at September 30, 2002 to $103.6 million at September 30, 2003. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. In addition, management of the Bank believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of September 30, 2003 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Amount
Three months or less	$12,319
Over three through six months	12,278
Over six months through twelve months	15,450
Over twelve months	19,152

Total jumbo certificates	$59,199

See Note 6 of Notes to Consolidated Financial Statements for additional information about deposit accounts.

Borrowings. The Corporation utilizes advances from the FHLB agreements and other borrowings (treasury, tax and loan deposits, security repurchase agreements and trust preferred capital obligations) to supplement its supply of lendable funds for granting loans, making investments and meeting deposit withdrawal requirements. See “Regulation and Supervision — Federal Home Loan Bank System.”

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

	At September 30,
	2003	2002	2001
Balance outstanding at end of period:
FHLB advances and other borrowings	$93,000	$82,000	$57,007

Weighted average rate paid on:
FHLB advances and other borrowings	3.59%	4.94%	5.41%

	Year Ended September 30,
	2003	2002	2001
Maximum amount of borrowings outstanding at any month end:
FHLB advances and other borrowings	$104,000	$82,000	$57,007

Approximate average short-term borrowings outstanding with respect to:
FHLB advances and other borrowings	97,900	74,936	47,169

Approximate weighted average rate paid on:
FHLB advances and other borrowings	4.13%	5.04%	5.92%

At September 30, 2003, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $15.0 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option. At September 30, 2003, the Bank had unused lines of credit with the FHLB of Atlanta totaling $18.0 million.

Subsidiary Activities

Under OCC regulations, the Bank generally may invest in operating subsidiaries, which may engage in activities permissible for the Bank itself. The Bank currently holds Provident Financial Services, Inc. for the purpose of engaging in securities brokerage activities for the benefit of the Bank’s customers.

Employees

The Corporation has 80 full-time employees and 7 part-time employees. None of the employees are represented by a collective bargaining unit. The Corporation believes that relations with its employees are excellent.

REGULATION AND SUPERVISION

General

Union Financial, which is now a bank holding company, is required to file certain reports with the Federal Reserve Board and otherwise comply with the Bank Holding Company Act of 1956, as amended (“BHCA”) and the rules and regulations promulgated thereunder.

The Bank, as a national bank, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank’s deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other institutions. The OCC and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. Many aspects of the Bank’s operations are regulated by federal law including allowable activities, reserves against deposits, branching, mergers and investments. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OCC, the FDIC, or Congress, could have a material adverse impact on Union Financial or the Bank and their operations.

Certain regulatory requirements applicable to the Bank and Union Financial are referred to below or elsewhere herein. This description of statutory provisions and regulations applicable to national banks and their holding companies does not purport to be a complete description of such statutes and regulations and their effects on the Bank and Union Financial.

Holding Company Regulation

Federal Regulation. Upon the conversion of the Bank to a national bank charter, Union Financial became a bank holding company subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB.

Union Financial is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval is also required for Union Financial to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, Union Financial would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies and banks involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required from other agencies having supervisory jurisdiction over the banks to be acquired.

A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company conducting non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) finance leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings association, provided that the savings association only engages in activities permitted by bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well-capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities may include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through “financial subsidiaries” in certain of the activities permitted for financial holding companies. Financial subsidiaries are generally treated as affiliates for purposes of restrictions on a bank’s transactions with affiliates.

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank. See “Capital Requirements.” Union Financial’s total and Tier 1 capital exceeds these requirements.

Bank holding companies are generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These regulatory policies could affect the ability of Union Financial to pay dividends or otherwise engage in capital distributions.

The FRB has general authority to enforce the BHCA as to Union Financial and may require a bank holding company to cease any activity or terminate control of any subsidiary engaged in an activity that the FRB believes constitutes a serious risk to the safety, soundness or stability of its bank subsidiaries.

Union Financial and its subsidiaries will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and money markets, it is impossible for the management of Union Financial accurately to predict future changes in monetary policy or the effect of such changes on the business or financial condition of Union Financial or the Bank.

State Regulation. Union Financial is also a “bank holding company” within the meaning of the South Carolina bank holding company laws, which assigns the same definition to “bank holding company” as the meaning set forth in section 2(a) of the BHCA. The prior approval of the South Carolina Board of Financial Institutions is required before Union Financial may merge or consolidate with another bank holding company. Such approval is also necessary for Union Financial to assume direct or indirect ownership or control of more than 5% of any class of voting stock of a bank holding company or bank, or control of substantially all of the assets of a bank holding company or bank.

Acquisition of Union Financial

Federal Regulation. Federal law requires that a notice be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of Union Financial’s outstanding voting stock, unless the FRB has found that the acquisition will not result in a change in control of Union Financial. The FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.

Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain “control” of Union Financial within the meaning of the BHCA. “Control” generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of Union Financial or the ability to control in any manner the election of a majority of Union Financial’s directors. An existing bank holding company would be required to obtain the FRB’s prior approval under the BHCA before acquiring more than 5% of Union Financial’s voting stock. See “Holding Company Regulation.” Approval of the South Carolina Board of Financial Institutions may also be required for acquisition of Union Financial under some circumstances.

Federal Banking Regulations

Capital Requirements. The OCC’s capital regulations require national banks to meet two minimum capital standards: a 4% Tier 1 capital to total adjusted assets ratio for most banks (3% for national banks with the highest examination rating) (the “leverage” ratio) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital to total assets standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the financial institution examination rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 capital to risk-based assets standard. “Tier 1 capital” is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.

The risk-based capital standard requires the maintenance of Tier 1 and total capital (which is defined as Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OCC capital regulation based on the risks that the agency believes are inherent in the type of asset. The regulators have recently added a market risk adjustment to cover a bank’s trading account, foreign exchange and commodity positions. Tier 2 capital may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of Tier 1 capital.

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank. Union Financial’s total and Tier 1 capital exceeds these requirements.

Both the OCC and the FRB have the discretion to establish higher capital requirements on a case-by-case basis where deemed appropriate in the circumstances of a particular bank or bank holding company.

Prompt Corrective Regulatory Action. Under the prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be

“undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. Deposits of the Bank are insured by the Bank Insurance Fund (“BIF”) maintained by the FDIC. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories (well capitalized, adequately capitalized or undercapitalized) based on the institution’s financial information as of the reporting period ending seven months before the assessment period. The FDIC also assigns the institution to one of three supervisory subcategories within each capital group, based on a supervisory evaluation provided to the FDIC by the institution’s primary regulator and such other information that the FDIC deems relevant with respect to the financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF deposits are determined semi-annually and currently range from 0 basis points for well-capitalized institutions in the highest supervisory category to 27 basis points for the weakest institutions. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. FICO payments during 2002 approximated 1.65 basis points of assessable deposits.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the regulators. Bank management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. National banks are subject to limits on the amount that they may lend to single borrowers. Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital). An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 2003, the Bank’s limit on loans to one borrower was $4.2 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $3.0 million.

Limitation on Capital Distributions. National banks may not pay dividends out of their permanent capital and may not, without OCC approval, pay dividends in excess of the total of the bank’s retained net income for the year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. A national bank may not pay a dividend that would cause it to fall below any applicable regulatory capital standard.

Branching. National banks are authorized to establish branches within the state in which they are headquartered to the extent state law allows branching by state banks. Federal law also provides for interstate branching for national banks. Interstate branching by merger was authorized as of June 1, 1997 unless the state in which the bank is to branch has enacted a law opting out of interstate branching or expedites the effective date by passing legislation. De novo interstate branching is permitted to the extent the state into which the bank is to branch has enacted a law authorizing out-of-state banks to establish de novo branches.

Transactions with Related Parties. The authority of a depository institution to engage in transactions with related parties or “affiliates” (e.g., any company that controls or is under common control with an institution, including Union Financial) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the depository institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the depository institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

The authority of the Bank to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and are not to involve more than the normal risk of repayment. There is an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution’s capital position and requires certain board approval procedures to be followed.

Enforcement. The OCC has primary enforcement responsibility over national banks and has the authority to bring actions against such banks and all institution-affiliated parties, including directors, officers, stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that it take enforcement action with respect to a national bank. If action is not taken by the agency, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations. The FRB has generally similar enforcement authority with respect to Union Financial. Neither Union Financial nor the Bank are under any enforcement action.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) and a final rule to implement safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Community Reinvestment Act. The Community Reinvestment Act, as amended (“CRA”), as implemented by OCC regulations, provides that a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain corporate applications by such institution, such as mergers and branching. The Bank’s most recent rating was “satisfactory.”

USA Patriot Act. The USA Patriot Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address matters such as: money laundering, suspicious activities and currency transaction reporting.

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.1 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $42.1 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2003 of $3.9 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Item 2. Description of Property

The Corporation owns two banking offices and an operations center in Union, South Carolina, two banking offices in Winnsboro, South Carolina and a banking office in each of Laurens, Jonesville and Rock Hill, South Carolina. The net book value of the Corporation’s investment in premises and equipment totaled approximately $6.4 million at September 30, 2003. See Note 4 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

Item 3. Legal Proceedings

Neither Union Financial nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business wherein it enforces the Bank’s security interest in mortgage loans the Bank has made.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The information contained under the section captioned “Common Stock Market Price and Dividend Information” in the Annual Report to Shareholders (the “Annual Report”) is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

The financial statements contained in the Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

No changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

Item 8A. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

For information concerning the Board of Directors of Union Financial, the information contained under the section captioned “Proposal I — Election of Directors” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this Form 10-KSB and to the section captioned “Compliance with Section 16(a) of the Exchange Act” for information regarding compliance with section 16(a) of the Exchange Act.

For information concerning the Corporation’s code of ethics, the information contained under the section captioned “Corporate Governance — Code of Business Conduct” in the Proxy Statement is incorporated herein by reference. A copy of the code of ethics is available, without charge, upon written request to Wanda J. Wells, Corporate Secretary, Union Financial Bancshares, Inc., 203 West Main Street, Union, South Carolina 29379.

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of Union Financial. The day-to-day management duties of the executive officers of Union Financial and the Bank relate primarily to their duties as to the Bank. The executive officers of Union Financial currently are as follows:

Name	Age(1)	Position as of September 30, 2003
Dwight V. Neese	53	President, Chief Executive Officer and Director
Richard H. Flake	55	Executive Vice President - Chief Financial Officer
Lud W. Vaughn	53	Executive Vice President - Chief Credit Officer
Wanda J. Wells	47	Senior Vice President - Corporate Secretary

(1)	At September 30, 2003.

Dwight V. Neese was appointed as President and Chief Executive Officer of the Bank effective September 5, 1995. As President and Chief Executive Officer of the Bank and Union Financial, Mr. Neese is responsible for daily operations of the Bank and implementation of the policies and procedures approved by the Board of Directors.

Richard H. Flake joined Union Financial in September 1995.

Lud W. Vaughn joined Union Financial in April 2003. Prior to joining Union Financial, Mr. Vaughn was Senior Vice President for Bank of America in Rock Hill, South Carolina.

Wanda J. Wells has been employed by Union Financial since 1975.

Item 10. Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Management of Union Financial knows of no arrangements, including any pledge by any person of securities of Union Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	193,524	$8.15	82,017
Equity compensation plans not approved by security holders	—	—	—
Total	193,524	$8.15	82,017

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits
	3(a)	Certificate of Incorporation(1)
	3(b)	Bylaws(2)
	3(c)	Certificate of Amendment of Certificate of Incorporation dated January 22, 1997(3)
	10(a)	Employment Agreement with Dwight V. Neese
	10(b)	Employment Agreement with Richard H. Flake
	10(c)	Union Financial Bancshares, Inc. 1995 Stock Option Plan(4)
	10(d)	Union Financial Bancshares, Inc. 2000 Stock Option Plan(5)
	10(e)	Change in Control Agreement with Lud W. Vaughn
	13	2003 Annual Report to Shareholders
	21	Subsidiaries of the Registrant
	23	Consent of Independent Auditor
	31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32	Section 1350 Certifications

(b)	Reports on Form 8-K
	(1)	On July 15, 2003, Union Financial Bancshares, Inc. furnished a Form 8-K reporting financial results for the quarter ended June 30, 2003. A copy of a press release was filed by exhibit.
	(2)	On July 28, 2003, Union Financial Bancshares, Inc. furnished a Form 8-K in which it announced that its subsidiary, Provident Community Bank, completed its conversion from a federal savings bank to a national bank. A copy of a press release was filed by exhibit.

(1)	Incorporated herein by reference to Union Financial’s Registration Statement on Form S-4 (File No. 33-80808) filed with the Securities and Exchange Commission on June 29, 1994.
(2)	Incorporated herein by reference to Union Financial’s Form 10-KSB for the year ended September 30, 1999.
(3)	Incorporated herein by reference to Exhibit 3(c) to Union Financial’s Form 10-KSB for the year ended September 30, 1997.
(4)	Incorporated herein by reference to Exhibit A to Union Financial’s Proxy Statement for its 1996 Annual Meeting of Stockholders.
(5)	Incorporated herein by reference to Appendix A to Union Financial’s Proxy Statement for its 2000 Annual Meeting of Stockholders.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION FINANCIAL BANCSHARES, INC.

Date: December 16, 2003	By:	/s/ Dwight V. Neese
Dwight V. Neese
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwight V. Neese
Dwight V. Neese
(Principal Executive Officer)

Date:	December 16, 2003

By:	/s/ Richard H. Flake
Richard H. Flake
(Principal Financial and Accounting Officer)

Date:	December 16, 2003

By:	/s/ Mason G. Alexander
Mason G. Alexander
Director

Date:	December 16, 2003

By:	/s/ James W. Edwards
James W. Edwards
Director

Date:	December 16, 2003

By:	/s/ William M. Graham
William M. Graham
Director

Date:	December 16, 2003

By:	/s/ Louis M. Jordan
Louis M. Jordan
Director

Date:	December 16, 2003

By:	/s/ Carl L. Mason
Carl L. Mason
Director

Date:	December 16, 2003

By:	/s/ Philip C. Wilkins
Philip C. Wilkins
Director

Date:	December 16, 2003