Form 10QSB
period 2003-12-31
UNION FINANCIAL BANCSHARES INC
filed 2004-02-09
CIK 926164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------- For the quarterly period ended

  X      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 For the transition period from October 1, 2003 to December 31, 2003


                          COMMISSION FILE NUMBER 1-5735


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                          57-1001177
--------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation)                 (I.R.S. Employer
                                                             Identification No.)

203 West Main Street, Union, South Carolina                        29379
-------------------------------------------                        -----
(Address of Principal  Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code: (864) 429-1864

Check whether the issuer (1) filed all reports required by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X            No
    -----            ---

The Corporation had 1,969,770 shares, $0.01 par value, common stock issued and outstanding as of January 30, 2004.

                        UNION FINANCIAL BANCSHARES, INC.

                                      INDEX

Part I.           Financial Information                                                             Page
                  ---------------------                                                             -----

                  Item 1.  Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of December 31, 2003
                   and September 30, 2002                                                               3

                  Consolidated Statements of Income for the three months
                   ended December 31, 2003 and 2002                                                     4

                  Consolidated Statements of Cash Flows for the three
                   months ended December 31, 2003 and 2002                                              5

                  Consolidated Statements of Shareholders' Equity for the
                  three months ended December 31, 2003 and 2002                                         6

                  Notes to Consolidated Financial Statements                                         7-11

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                            12-18

                  Item 3.  Controls and Procedures                                                     19

Part II.          Other Information
                  -----------------

                  Item 1. Legal Proceedings                                                            20

                  Item 2. Changes in Securities                                                        20

                  Item 3. Defaults Upon Senior Securities                                              20

                  Item 4. Submission of Matters to a Vote of Security Holders                          20

                  Item 5. Other Information                                                            20

                  Item 6. Exhibits and Reports on Form 8-K                                             21

                  Signatures                                                                           22


Item 1.    Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 (unaudited) and September 30, 2003 (audited)

                                                                                                   December 31, September 30,
ASSETS                                                                                                  2003      2003
                                                                                                      -------- ---------
                                                                                                    (DOLLARS IN THOUSANDS)

Cash                                                                                                 $  1,515 $   1,860
Short term interest-bearing deposits                                                                   27,187     3,157
                                                                                                      -------- ---------
Total cash and cash equivalents                                                                        28,702     5,017
Investment and mortgage-backed securities                                                             123,789   157,438
Loans , net                                                                                           153,301   152,921
Office properties and equipment, net                                                                    6,415     6,366
Federal Home Loan Bank Stock, at cost                                                                   3,900     3,900
Federal Reserve Stock, at cost                                                                            539       539
Accrued interest receivable                                                                             1,655     1,927
Intangible assets                                                                                       4,848     5,007
Cash surrender value of life insurance                                                                  5,025     4,971
Other assets                                                                                            2,491     3,219
                                                                                                      -------- ---------
TOTAL ASSETS                                                                                         $330,665 $ 341,305
                                                                                                      ======== =========

LIABILITIES

Deposit accounts                                                                                     $223,131 $ 220,232
Advances from the Federal Home Loan Bank and other borrowings                                          68,500    74,000
Securities sold under agreements to repurchase                                                          5,000    11,000
Corporate obligated floating rate capital securities                                                    8,000     8,000
Accrued interest on deposits                                                                              285       364
Advances from borrowers for taxes and insurance                                                            59       310
Other liabilities                                                                                         183     1,183
                                                                                                      -------- ---------
TOTAL LIABILITIES                                                                                     305,158   315,089
                                                                                                      -------- ---------

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None
Common stock - $0.01 par value,
  authorized - 2,500,000 shares,
   issued and outstanding - 1,969,770 shares at 12/31/03 and 1,965,103 at 9/30/03                          20        20
Additional paid-in capital                                                                             11,906    11,862
Accumulated other comprehensive gain (loss)                                                                99      (555)
Retained earnings, substantially restricted                                                            13,848    15,255
Treasury stock, at cost                                                                                  (366)     (366)
                                                                                                      -------- ---------
TOTAL SHAREHOLDERS' EQUITY                                                                             25,507    26,216
                                                                                                      -------- ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $330,665 $ 341,305
                                                                                                      ======== =========

See notes to consolidated financial statements.


UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 2003 and 2002 (unaudited)

                                                                             Three Months Ended
                                                                       December 31              December 31
                                                                           2003                     2002
                                                                --------------------     --------------------
                                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
  Loans                                                        $              2,433     $              2,908
  Deposits and federal funds
   sold                                                                          21                        6
  Mortgage-backed
   securities                                                                   485                      939
  Interest and
   dividends on
   investment
    securities                                                                  848                      474
                                                                --------------------     --------------------
Total Interest
 Income                                                                       3,787                    4,327
                                                                --------------------     --------------------

Interest Expense:
  Deposit accounts                                                            1,031                    1,229
  Trust preferred corporate
   obligation                                                                   100                      113
  Advances from the FHLB and
   other borrowings                                                           1,174                      941
                                                                --------------------     --------------------
Total Interest
 Expense                                                                      2,305                    2,283
                                                                --------------------     --------------------

Net Interest Income                                                           1,482                    2,044
  Provision for loan losses                                                     725                      180
                                                                --------------------     --------------------
Net Interest Income
 After
   Provision for
    Loan Losses                                                                 757                    1,864
                                                                --------------------     --------------------

Non Interest Income:
  Fees for financial
   services                                                                     423                      447
  Loan servicing
   costs                                                                       (142)                     (67)
  Net gain (loss) on sale of
   investments                                                                 (700)                      60
                                                                --------------------     --------------------
Total Non Interest
 Income                                                                        (419)                     440
                                                                --------------------     --------------------

Non Interest
 Expense:
  Compensation and employee
   benefits                                                                     981                      749
  Occupancy and
   equipment                                                                    517                      407
  Deposit insurance
   premiums                                                                       6                        9
  Professional
   services                                                                      92                      112
  Advertising/Public
   relations                                                                     78                       42
  Real estate
   operations                                                                    69                       21
  Deposit premium
   intangible                                                                   159                      159
  Other                                                                         288                      196
                                                                --------------------     --------------------
Total Non Interest
 Expense                                                                      2,190                    1,695
                                                                --------------------     --------------------

Income (Loss) Before Income
 Taxes                                                                       (1,852)                     609
Income tax expense (benefit)                                                   (642)                     157
                                                                --------------------     --------------------
Net Income (Loss)                                              $             (1,210)    $                452
                                                                ====================     ====================

Basic Net Income (Loss) Per
 Common Share                                                  $              (0.62)    $               0.23
                                                                ====================     ====================

Diluted Net Income (Loss) Per Common Share                     $              (0.62)    $               0.22
                                                                ====================     ====================

Weighted Average Number of
  Common Shares Outstanding

Basic                                                                     1,967,217                1,960,527

Diluted                                                                   1,967,217                2,048,138

See notes to consolidated financial statements.



UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2003 and 2002 (unaudited)

                                                                                                    Three Months Ended
                                                                                                December 31,      December 31,
                                                                                                    2003        2002
                                                                                                  ---------- -----------
                                                                                               (IN THOUSANDS)(IN THOUSANDS)


OPERATING ACTIVITIES:

Net income (loss)                                                                                   ($1,210)       $452
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                                             725         180
  Amortization of intangibles                                                                           159         159
  Depreciation expense                                                                                  264         240
  Recognition of deferred income, net of costs                                                          (37)        (54)
  Deferral of fee income, net of costs                                                                   22          53
  Changes in operating assets and liabilities:
   (Increase) decrease in accrued interest receivable                                                   272        (229)
   (Increase) decrease in other assets                                                                1,267        (996)
   Increase (decrease) in other liabilities                                                          (1,251)        186
   Increase (decrease) in accrued interest payable                                                      (79)         12
                                                                                                  ---------- -----------

Net cash provided by operating activities                                                               132           3
                                                                                                  ---------- -----------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                                                                (5,654)    (38,596)
Proceeds from sale of investment and mortgage-
    backed securities                                                                                30,187       5,059
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                                                    91           4
Principal repayments on mortgage-backed securities:
   Available for sale                                                                                 9,025      10,842
Net (increase) decrease in loans                                                                     (1,026)      2,348
Purchase of FHLB stock                                                                                   --        (935)
Purchase of office properties and equipment                                                            (316)       (186)
                                                                                                  ---------- -----------

Net cash provided (used) by investing activities                                                    $32,307     (21,464)
                                                                                                  ---------- -----------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                                             27          29
Dividends paid in cash ($0.10 per share -2003
and $0.10 per share - 2002)                                                                            (197)       (198)
Proceeds from the exercise of stock options                                                              17          19
Proceeds from term borrowings                                                                            --      19,700
Repayment of  term borrowings                                                                       (11,500)          -
Increase in deposit accounts                                                                          2,899         119
                                                                                                  ---------- -----------

Net cash  provided (used) by financing activities                                                    (8,754)     19,669
                                                                                                  ---------- -----------

NET (DECREASE) YEN INCREASE IN CASH
   AND CASH EQUIVALENTS                                                                              23,685      (1,792)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                             5,017       8,731
                                                                                                  ---------- -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                                 $28,702      $6,939
                                                                                                  ========== ===========

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                                                          $59        $104
  Interest                                                                                            2,384       2,271

Non-cash transactions:
  Loans foreclosed                                                                                     $295        $113

See notes to consolidated financial statements.

                        UNION FINANCIAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)



                                                                           Retained      Accumulated
                                                               Additional  Earnings         Other                  Total
                                                 Common Stock    Paid-in   Substantially  Comprehensive  Treasury Shareholders'
                                                                                                         Stock
                                               Shares    Amount  Capital   Restricted       Income       At Cost  Equity
                                               ------    ------  ------    ----------       ------       -------  ------
                                                                         (In Thousands, Except Share Data)

BALANCE AT SEPTEMBER 30, 2002                  1,958,069    20    11,573       14,184        1,421               27,198

Net income                                                                        452                               452

  Other comprehensive income
    Unrealized gains on securities:
       Unrealized holding gains arising
        during
        period                                                                                 305                  305
  Comprehensive income                                                                                              757

Options exercised                                  3,000              19                                             19

Dividend  reinvestment plan
 contributions                                     2,183              29                                             29

Cash dividend ($.10 per share)                                                   (198)                             (198)

                                               -------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                   1,963,252   $20   $11,621      $14,438       $1,726              $27,805
                                               =========================================================================
BALANCE AT SEPTEMBER 30, 2003                  1,965,103    20    11,862       15,255         (555)   (366)      26,216

Net income (loss)                                                              (1,210)                           (1,210)

  Other comprehensive income
    Unrealized gains on securities:
       Unrealized holding gains arising
        during
        period                                                                                 654                  654
                                                                                               ---                  ---
  Comprehensive loss                                                                                               (556)

Options exercised                                  3,006              17                                             17

Dividend  reinvestment plan
 contributions                                     1,661              27                                             27

Share repurchase program

Cash dividend ($.10 per share)                                                   (197)                             (197)

                                               ------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                   1,969,770   $20   $11,906      $13,848          $99   ($366)     $25,507
                                               ========================================================================


                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Presentation of Consolidated Financial Statements
         -------------------------------------------------

         The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation" or "Union Financial") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiaries, Provident Community Bank (the "Bank"), a national bank, and Union Financial Statutory Trust I (the "Trust"), a statutory trust created under the laws of the state of Connecticut. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results which may be expected for the entire calendar year. The consolidated balance sheet as of September 30, 2003 has been derived from the Corporation's audited financial statements presented in the annual report to shareholders. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

         On July 27, 2003, the Bank was granted approval to change from an OTS charter to an OCC charter.

         On October 21, 2003, the Board of Directors of Union Financial Bancshares, Inc. changed the fiscal year end of the Company from September 30 to December 31, effective December 31, 2003. Accordingly, the unaudited consolidated condensed financial statements are presented for the transition period from October 1, 2003 to December 31, 2003.

         Recently Issued Accounting Standards

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Corporation has adopted the disclosure provisions of SFAS No. 148 which had no impact on the financial condition or operating results of the Corporation.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Corporation.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Corporation.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 will require the Company to discontinue consolidation of the trust preferred securities. The Company believes this will not have a material effect on the Company' s financial position or results of operations.

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption

         2. Income Per Share
            ----------------

         Basic income per share amounts for the three months ended December 31, 2003 and 2002 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods.

         3. Assets Pledged
            --------------

         Approximately $34,932,000 and $ 40,635,000 of debt securities at December 31, 2003 and September 30, 2003, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. The Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

         4. Contingencies and Loan Commitments
            ----------------------------------

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 2003 related to these items is summarized below:

         Loan Commitments:                                                    Contract Amount
         ----------------                                                     ---------------

                  Approved loan commitments                                     $   3,640,000
                  Unadvanced portions of loans and credit lines                    23,354,000
                                                                                   ----------
                  Total loan commitments                                        $  26,994,000
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

         Commitments outstanding at December 31, 2003 consist of fixed and adjustable rate loans provided above at rates ranging from 5.0% to 6.5%. Commitments to originate loans generally expire within 30 to 60 days.

         Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $58,522,000 at December 31, 2003. Of these lines, the outstanding loan balances totaled approximately $31,528,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $3,000,000, which had an outstanding balance at December 31, 2003 of $0.

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

         A summary of the Trust securities issued and outstanding follows:


                                   Amount                                                           Distribution
                               Outstanding at                Prepayment                               Payment
                                December 31,                 Option Date           Maturity          Frequency
                                -------------
Name                            2003        2002    Rate
---------------                 ----        -----   ----
Union Financial
Statutory Trust I            $8,000,000 $8,000,000 4.77%    December 18, 2006   December 18, 2031    Quarterly

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

         For the purposes of these financial statements the Trusts operations have been consolidated.

         Effective March 31, 2004, as a result of the adoption of FIN 46, Variable Interest Entities, the Corporation will no longer be allowed to consolidate the Trust's activities. The Corporation expects assets to increase by $248,000 and no impact on the income statement as a result of the adoption of this standard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward Looking Statements
         ---------------------------

         Management's discussion and analysis of financial condition and results of operations and other portions of this Form 10-QSB contain certain "forward-looking statements" concerning the future operations of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report to describe future plans and strategies. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation's and the Bank's market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

         Financial Condition
         -------------------

         During the transition quarter ending December 31, 2003, the Corporation initiated a balance sheet restructuring that is designed to increase the net interest margin and enhance future earnings. The restructuring costs included the sale of $31.3 million in low yielding mortgage backed securities that resulted in a pretax loss of $700,000 and the prepayment of a $5 million 6.25% Federal Home Loan advance with two years remaining that carried a $381,000 penalty. The purpose of the restructuring was to lessen exposure to interest rate risk.

         Assets
         -------
         Total assets of the Corporation decreased $10,640,000, or 3.12%, to $330,665,000 at December 31, 2003 from $341,305,000 at September 30,
         2003. Investments and mortgage-backed securities decreased approximately $33,649,000, or 21.37%, from September 30, 2003 to December 31, 2003, due to the sale of lower yielding mortgage backed securities. The securities carried a weighted average yield of 2.28%. The proceeds from the sale were invested in mortgage-backed and government agency securities with an average yield of 4%. However, these new securities were purchased in January, 2004 and the timing of the settlement of the securities purchased contributed to the decrease in investments and mortgage-backed securities. These funds were included as short term interest bearing accounts at December 31, 2003.

         Loans increased $380,000, or .25%, to $153,301,000 at December 31,
         2003. The Corporation continues to focus on consumer and commercial lending with reduced emphasis on residential mortgage loans. Consumer and commercial loans outstanding during this period increased $5,749,000, or 6.77%, while outstanding residential mortgage loans decreased $3,965,000 or 5.63%. Other assets decreased $728,000, or 22.62%, to $2,491,000 at December 31, 2003 from $3,219,000 at September
         30, 2003, due to a reduction in prepaid expenses and a decrease in financing receivable balances.

         Liabilities
         -----------

         Total liabilities decreased $9,931,000, or 3.15%, to $305,158,000 at December 31, 2003 from $315,089,000 at September 30, 2003. Deposits increased $2,899,000, or 1.32%, to $223,131,000 at December 31, 2003
         from $220,232,000 at September 30, 2003. The increase was due primarily to growth in demand accounts as a result of deposit growth from the new banking center located in York County.

         Borrowings from the Federal Home Loan Bank (FHLB) decreased $5,500,000, or 7.43%, to $68,500,000 at December 31, 2003 from $74,000,000 at
         September 30, 2003. Securities sold under agreement to repurchase decreased $6,000,000 or 54.55% to $5,000,000 at December 31, 2003 from
         $11,000,000 at September 30, 2003. The decrease in borrowings from FHLB was due to the advance prepayment of $5,000,000. The decrease in repurchase agreements was due to the maturity of a $6,000,000 agreement. Other liabilities decreased $1,000,000, or 84.53%, to $183,000 at December 31, 2003 from $1,183,000 at September 30, 2003, due to a reduction in current and deferred income taxes payable due to the loss recorded during the transition quarter.

         Shareholders' Equity
         --------------------

         Shareholders' equity decreased $709,000, or 2.70%, to $25,507,000 at December 31, 2003 from $26,216,000 at September 30, 2003 due to net loss for the quarter and the payment of $0.10 per share quarterly dividends offset by an increase in unrealized gains in securities available for sale.

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

         During the three months ended December 31, 2003, the Corporation's loan originations totaled $13,431,000. At December 31, 2003, the Corporation's investment in agency and mortgage-backed securities totaled $123,789,000. Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $26,994,000 at December 31, 2003. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

         During the three months ended December 31, 2003, total deposits increased $2,899,000. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2003, totaled $101,688,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits.

         Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At December 31, 2003, the Corporation had $68,500,000 of FHLB borrowings and $5,000,000 of securities sold under agreements to repurchase.

         On January 29, 2003, the Corporation announced that the Board of Directors had approved a stock repurchased program authorizing the Corporation to repurchase up to 98,000 shares of the Corporation's common stock. During the quarter ending December 31, 2003, the Corporation did not repurchase any shares. As of December 31, 2003, the Corporation had repurchased a total of 20,286 shares under this authorization.

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

         As of December 31, 2003, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):


                                                                       Requirement   Actual    Excess

         Tangible capital                                              $  5,094     $27,753   $22,587
         Tangible capital to adjusted total assets                         1.50%       8.17%     6.67%
         Core capital                                                   $13,584     $27,753   $14,169
         Core capital to adjusted total assets                            4.00%       8.17%     4.17%
         Risk based capital                                             $14,101    $29,958   $15,857
         Risk based capital to risk weighted assets                        8.00%     17.00%     9.00%

     Results of operations for the three months ended December 31, 2003 and 2002
     ---------------------------------------------------------------------------

         General
         -------

         During the transition quarter ending December 31, 2003, the Corporation initiated a balance sheet restructuring that is designed to increase the net interest margin and enhance future earnings. The restructuring included the sale of $31.3 million in low yielding mortgage backed securities that resulted in a pretax loss of $700,000 and the prepayment of a $5 million 6.25% Federal Home Loan advance with two years remaining that carried a $381,000 penalty. The purpose of the restructuring was to lessen exposure to interest rate risk.

         As a result of the Bank's balance sheet restructuring, the Corporation recorded a net loss of $1,210,000 the three months ended December 31, 2003 as compared to net income of $452,000 for the three months ended December 31, 2002.

         Interest Income
         ---------------

         Interest income decreased $540,000, or 12.48%, for the three months ended December 31, 2003 as compared to the same period in 2002. Interest income on loans decreased by 16.33%, or $475,000, to $2,433,000 for the three months ended December 31, 2003 from $2,908,000 for the three months ended December 31, 2002, due primarily to declining market interest rates along with a smaller average balance of loans. Interest and dividends on investment and mortgage-backed securities decreased $80,000, or 5.66%, for the three months ended December 31, 2003 to $1,333,000 from $1,413,000 during the same period in 2002. The decrease was due primarily to the balance sheet restructuring during the quarter where approximately $31 million in mortgage-backed securities with a weighted average yield of 2.28% was sold at a pretax loss of $700,000 and reinvested in mortgage-backed and agency securities with a weighted average yield of approximately 4%. The Corporation had approximately $27 million in overnight funds at December 31, 2003 as a result of the sale with the settlement of the new security purchases to occur during January, 2004.

         Interest Expense
         ----------------

         Interest expense increased $22,000, or .96 %, for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. As part of the balance sheet restructuring that occurred during the quarter ending December 31, 2003, the Corporation prepaid a $5 million, 6.25% Federal Home Loan advance with two years remaining to maturity that carried a $381,000 penalty.

         Interest expense on deposit accounts decreased $198,000, or 16.11%, to $1,031,000 for the three months ended December 31, 2003 from $1,229,000 during the same period in 2002. The Corporation continues to move toward lower cost demand deposit accounts from traditional thrift higher cost certificate of deposits. Interest expense on borrowings increased $233,000, or 24.76%, for the three months ended December 31, 2003 as compared to the same period in the previous year due to the prepayment penalty of $381,000. The Corporation also recorded $100,000 for the three months ended December 31, 2003 compared to $113,000 for the three months ended December 31, 2002 for interest expense on the trust preferred securities that were issued on December 18, 2001.

         Provision for Loan Loss
         -----------------------

         During the three months ended December 31, 2003, the provision for loan losses was $725,000 as compared to $180,000 for the same period in the previous year. During this same period, non-accrual loans increased $726,000 from $2,203,000 at December 31, 2002 to $2,929,000 at December
         31, 2003. During the quarter ending December 31, 2003, one commercial loan in the amount of $781,000 was downgraded from substandard to doubtful and a second commercial loan in the amount of $2,413,000 was downgraded from special mention to substandard. Both downgrades were required as a result of an analysis of the underlying collateral. The increased provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Management believes the Corporation's loan loss allowance is adequate to absorb probable loan losses inherent in the portfolio. The Corporation's loan loss allowance at December 31, 2003 was approximately 1.51% of the Corporation's outstanding loan portfolio and 80.85% of non-performing loans compared to .93% of the Corporation's outstanding loan portfolio and 68.32% of non-performing loans at December 31, 2002.

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

         The changes in the allowance for loan losses consisted of the following (in thousands):

         Balance at beginning of quarter                              $1,842
         Provision for loan losses                                       725
         (Charge-offs) recoveries, net                                  (199)
                                                               --------------
         Balance at end of quarter                                     $2,368
                                                                       ======

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                                      December 31, 2003                 September 30, 2003
                                                      -----------------                 ------------------
         Non-accruing loans which are
         contractually past due 90 days
          or more:
         Real Estate                                        $   896                              $     408
         Commercial                                           1,720                                  2,437
         Consumer                                               213                                    209
                                                             ------                                 ------
         Total                                               $2,829                                $ 3,054
                                                             =====                                  ======

         Percentage of loans receivable, net                 1.80%                                    2.00 %
                                                             =====                                  =======
         Percentage of allowance for loan losses
         to total loans outstanding                          1.51%                                   1.19 %
                                                             =====                                  ======
         Allowance for loan losses                          $2,368                                  $1,842
                                                            ======                                  ======
         Real estate acquired through
          foreclosure and repossessed
          assets, net of allowances                        $   373                                 $   652
                                                           =======                                 =======

         Loans 30-89 days past due and still accruing at December 31, 2003 were $7,636,000 compared to $7,435,000 at December 31, 2002. These loans are supported by mortgages, equipment, and automobiles that should reduce the risk of loss for the Corporation.

         Non-Interest Income
         -------------------

         Total non-interest income decreased $859,000, or 195.23%, to $(419,000) for the three months ended December 31, 2003 from $440,000 for the same period in the previous year due primarily to a loss on the sale of securities of $700,000. Fees from financial services decreased $24,000, or 5.37%, to $423,000 for the three months ended December 31, 2003 from $447,000 for the same period in the previous year. The decrease was due primarily to a reduction in service charge income for the quarter. Loan servicing costs increased $75,000, or 111.94%, to $142,000 for the three months ended December 31, 2003 from $67,000 for the same period in the previous year. The increase was due to higher amortization expense from loan prepayment speeds. In addition, the Corporation charged off the remaining mortgage servicing rights during the quarter as part of its transition from a traditional thrift to a commercial bank. The loss on sale of investments of $700,000 for the three months ended December 31, 2003 was part of the balance sheet restructuring that occurred during the quarter.

         Non-Interest Expense
         ---------------------

         For the three months ended December 31, 2003, total non-interest expense increased $495,000, or 29.20%, to $2,190,000 from $1,695,000 for the same period in 2002. On June 16, 2003, the Corporation opened the new York County regional banking center and therefore, expense categories reflect additions for the new banking center. Compensation and employee benefits increased $232,000, or 30.97%, to $981,000 for the three month period ended December 31, 2003 from $749,000 for the same period in 2002, due primarily to staff additions resulting from the new branch opening. Occupancy and equipment expense increased $ 110,000, or 27.03%, to $517,000 for the three months ended December 31, 2003 from $407,000 for the same period in 2002, due to higher depreciation and rent expense due to the new office. Professional services expense decreased $20,000, or 17.86%, to $92,000 for the three months ended December31, 2003 from $112,000 for the same period in 2002 due to lower legal expenses as a result of previous year costs incurred from the Corporation's charter change to a national bank charter. Advertising expense increased $36,000, or 85.71%, to $78,000 for the three months ended December 31, 2003 from $42,000 for the same period in 2002, due to ongoing promotional cost incurred related to the new banking center opening.

         Real estate operations costs increased $48,000, or 228.57%, to $69,000 for the three months ended December 31, 2003 from $21,000 for the same period in 2002, due to higher disposition costs associated with foreclosed real estate properties. Other expense increased $92,000, or 46.94%, to $ 288,000 for the three months ended December 31, 2003 from $196,000 for the same period in 2002, due primarily to higher telephone, office supplies, and postage expense that resulted from the new office opening in York County.

         Item 3.  Controls and Procedures
                  -----------------------

         The Corporation's management, including the Corporation's principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Corporation's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation's internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item  3. Defaults upon Senior Securities
        --------------------------------

         Not applicable.

Item  4. Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item  5. Other Information
         -----------------

         None

Item  6. Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits
         --------

         3        Certificate of Amendment to Certificate of Incorporation

         31(a)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

         31(b)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

         32(c) Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32(d) Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K
         -------------------

                  On October 22, 2003, the Board of Directors of Union
                  Financial Bancshares, Inc. (the "Company") filed a form 8-K in which it announced that it changed its fiscal year end from September 30 to December 31, effective December 31, 2003.


                  On October 22, 2003, the Company furnished a Form 8-K in which it announced its finanical results for the quarter and year ended September 30, 2003. The press release announcing finanical results was attached by exhibit.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
                                  (Registrant)



Date: 2/9/04                                  By: Dwight V. Neese
      -------------------------------         --------------------
                                              Dwight V. Neese, CEO

Date: 2/9/04                                  By: Richard H. Flake
      -------------------------------         --------------------
                                              Richard H. Flake, CFO