Form 10QSB
period 2004-03-31
UNION FINANCIAL BANCSHARES INC
filed 2004-05-06
CIK 926164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2004

------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                         ------------      ------------

                          COMMISSION FILE NUMBER 1-5735


                        UNION FINANCIAL BANCSHARES, INC.
                        ----------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                    57-1001177
--------------------------------------------------------------------------------
(State or other Jurisdiction            (I.R.S. Employer Identification No.)
   of Incorporation)


203 West Main Street, Union, South Carolina                  29379
--------------------------------------------               ----------
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

Yes ___X___   No____


The Corporation had 1,960,789 shares, $0.01 par value, common stock issued and outstanding as of April 30, 2004.

                        UNION FINANCIAL BANCSHARES, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION                                        PAGE
          ---------------------                                        ----

          Item 1.  Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets as of March 31, 2004
          and December 31, 2003                                         3

          Consolidated Statements of Income for the three months
          ended March 31, 2004 and 2003                                 4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2004 and 2003                          5

          Consolidated Statements of Shareholders' Equity for the
          three months ended March 31, 2004 and 2003                     6

          Notes to Consolidated Financial Statements                  7-12

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations    13-19

          Item 3.   Controls and Procedures                              19

PART II.  OTHER INFORMATION
          ------------------

          Item 1.   Legal Proceedings                                   20

          Item 2.   Changes in Securities and Small
                    Business Issuers Purchases of
                    Equity Securities                                   20

          Item 3.   Defaults Upon Senior Securities                     21

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                    21

          Item 5.   Other Information                                   21

          Item 6.   Exhibits and Reports on Form 8-K                    21

          Signatures                                                    23

ITEM 1.    FINANCIAL STATEMENTS
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003 (UNAUDITED)




                                                                 March 31,     December 31,
ASSETS                                                             2004            2003
                                                                ----------      ---------
                                                                  (DOLLARS IN THOUSANDS)
Cash                                                            $   2,067       $   1,515
Short term interest-bearing deposits                                4,784          27,187
                                                                ---------       ---------
Total cash and cash equivalents                                     6,851          28,702
Investment and mortgage-backed securities                         172,804         123,789
Loans, net                                                        155,201         153,301
Real estate acquired through foreclosure                            1,021             374
Office properties and equipment, net                                6,204           6,415
Federal Home Loan Bank Stock, at cost                               3,611           3,900
Federal Reserve Stock, at cost                                        539             539
Accrued interest receivable                                         1,875           1,655
Intangible assets                                                   4,689           4,848
Cash surrender value of life insurance                              5,079           5,025
Other assets                                                        1,994           2,117
                                                                ---------       ---------
TOTAL ASSETS                                                    $ 359,868       $ 330,665
                                                                =========       =========

LIABILITIES

Deposit accounts                                                $ 227,191       $ 223,131
Advances from the Federal Home Loan Bank and other borrowings      67,225          68,500
Securities sold under agreements to repurchase                     29,000           5,000
Corporate obligated floating rate capital securities                8,000           8,000
Accrued interest on deposits                                          313             285
Advances from borrowers for taxes and insurance                       122              59
Other liabilities                                                   1,684             183
                                                                ---------       ---------
TOTAL LIABILITIES                                                 333,535         305,158
                                                                ---------       ---------
SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                             --              --
Common stock - $0.01 par value,
  authorized - 5,000,000 shares,
   issued and outstanding - 1,960,889
   shares at 3/31/04 and 1,969,770 at 12/31/03                         20              20
Additional paid-in capital                                         11,957          11,906
Accumulated other comprehensive gain                                  802              99
Retained earnings, substantially restricted                        14,160          13,848
Treasury stock, at cost                                              (606)           (366)
                                                                ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                                         26,333          25,507
                                                                ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 359,868       $ 330,665
                                                                =========       =========


See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

                                                               Three Months Ended
                                                           March 31           March 31
                                                             2004              2003
                                                         -----------       -----------
                                                            (DOLLARS IN THOUSANDS
                                                               EXCEPT PER SHARE)
INTEREST INCOME:
  Loans                                                  $     2,458       $     2,765
  Deposits and federal funds sold                                 12                 2
  Mortgage-backed securities                                     470               836
  Interest and dividends on
   investment securities                                       1,102               694
                                                         -----------       -----------
TOTAL INTEREST INCOME                                          4,042             4,297
                                                         -----------       -----------
INTEREST EXPENSE:
  Deposit accounts                                               979             1,161
  Trust preferred corporate obligation                            99               103
  Advances from the FHLB and other borrowings                    704               905
                                                         -----------       -----------
TOTAL INTEREST EXPENSE                                         1,782             2,169
                                                         -----------       -----------
NET INTEREST INCOME                                            2,260             2,128
  Provision for loan losses                                      135               235
                                                         -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                   2,125             1,893
                                                         -----------       -----------
NON INTEREST INCOME:
  Fees for financial services                                    494               420
  Loan servicing fees (costs)                                     17               (43)
  Net gain on sale of loans                                       35              --
  Net gain on sale of investments                               --                 182
                                                         -----------       -----------
TOTAL NON INTEREST INCOME                                        546               559
                                                         -----------       -----------
NON INTEREST EXPENSE:
  Compensation and employee benefits                             976               806
  Occupancy and equipment                                        480               439
  Deposit insurance premiums                                       8                 8
  Professional services                                           77               117
  Advertising/Public relations                                    36                29
  Real estate operations                                          27                18
  Deposit premium intangible                                     159               159
  Items processing                                                65                58
  Telephone                                                       38                34
  Other                                                          133               122
                                                         -----------       -----------
Total Non Interest Expense                                     1,999             1,790
                                                         -----------       -----------
INCOME BEFORE INCOME TAXES                                       672               662
Income tax expense                                               163               165
                                                         -----------       -----------
NET INCOME                                               $       509       $       497
                                                         ===========       ===========
BASIC NET INCOME PER COMMON SHARE                        $      0.26       $      0.25
                                                         ===========       ===========
DILUTED NET INCOME PER COMMON SHARE                      $      0.25       $      0.24
                                                         ===========       ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

BASIC                                                      1,966,560         1,964,488

DILUTED                                                    2,068,639         2,061,586

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                                 Three Months Ended
                                                              March 31,       March 31,
                                                                2004            2003
                                                          ---------------  --------------
                                                           (IN THOUSANDS)  (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)                                            $    509        $    498
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                       135             235
  Amortization of intangibles                                     159             159
  Depreciation expense                                            240             348
  Recognition of deferred income, net of costs                    (66)            (56)
  Deferral of fee income, net of costs                             76              56
  Changes in operating assets and liabilities:
   (Increase) decrease in accrued interest receivable            (220)             91
   (Increase) decrease in other assets                           (578)           (770)
   Increase (decrease) in other liabilities                     1,564           1,366
   Increase (decrease) in accrued interest payable                 28            --
                                                             --------        --------
Net cash provided by operating activities                       1,847           1,927
                                                             --------        --------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                         (84,500)        (36,990)
Proceeds from sale of investment and mortgage-
    backed securities                                            --            10,526
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                          31,734             116
Principal repayments on mortgage-backed securities:
   Available for sale                                           4,068           8,618
Net (increase) decrease in loans                               (1,900)          5,006
Redemption of FHLB stock                                          289            --
Purchase of office properties and equipment                       (28)           (272)
                                                             --------        --------
Net cash provided (used) by investing activities              (50,337)        (12,996)
                                                             --------        --------
FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                       31              27
Dividends paid in cash ($0.10 per share -2004
and $0.10 per share - 2003)                                      (197)           (196)
Proceeds from the exercise of stock options                        20               2
Proceeds from term borrowings                                  24,000            --
Repayment of  term borrowings                                  (1,275)           (975)
Increase in deposit accounts                                    4,060          12,645
                                                             --------        --------
Net cash  provided by financing activities                     26,639          11,503
                                                             --------        --------
NET (DECREASE) \ INCREASE IN CASH
   AND CASH EQUIVALENTS                                       (21,851)            434

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                      28,702           6,939
                                                             --------        --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                          $  6,851        $  7,373
                                                             ========        ========
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                               $   --          $    275
  Interest                                                      1,782           2,169

Non-cash transactions:
  Loans foreclosed                                           $    647        $     57




See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTHS ENDED March 31, 2004 AND 2003 (UNAUDITED)

                                                                                        Retained
                                                                          Additional    Earnings
                                                     Common Stock           Paid-in   Substantially
                                               Shares           Amount      Capital    Restricted
                                          ------------------  ----------    --------  -------------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE AT DECEMBER 31, 2002                      1,963,252          $20     $11,621      $14,438

Net income                                                                                    497

  Other comprehensive income
    Unrealized gains on securities:
       Unrealized holding gains arising during
        period
  Comprehensive income

Options exercised                                       300                        2

Dividend  reinvestment plan contributions             1,886                       27

Cash dividend ($.10 per share)                                                               (195)

                                          ---------------------------------------------------------------
BALANCE AT MARCH 31, 2003                         1,965,438          $20     $11,650      $14,740
                                          ===============================================================
BALANCE AT DECEMBER 31, 2003                      1,969,770          $20     $11,906      $13,848

Net income                                                                                    509

  Other comprehensive income
    Unrealized gains on securities:
       Unrealized holding gains arising during
        period
  Comprehensive income

Options exercised                                     3,045                       20

Dividend  reinvestment plan contributions             1,877                       31

Share repurchase program                            (13,803)

Cash dividend ($.10 per share)                                                               (197)
                                          ---------------------------------------------------------------
BALANCE AT MARCH 31, 2004                         1,960,889          $20     $11,957      $14,160
                                          ===============================================================

                                           Accumulated
                                              Other                Treasury        Total
                                          Comprehensive             Stock       Shareholders'
                                              Income               At Cost        Equity
                                         ------------------       ----------   ------------
BALANCE AT DECEMBER 31, 2002                          $1,726            $ --        $27,805

Net income                                                                              497

  Other comprehensive income
    Unrealized gains on securities:
       Unrealized holding gains arising during
        period                                          (197)                          (197)
  Comprehensive income                                                                  300

Options exercised                                                                         2

Dividend  reinvestment plan contributions                                                27

Cash dividend ($.10 per share)                                                         (195)
                                          --------------------------------------------------
BALANCE AT MARCH 31, 2003                             $1,529            $ --        $27,939
                                          ==================================================
BALANCE AT DECEMBER 31, 2003                             $99           ($366)       $25,507

Net income                                                                              509

  Other comprehensive income
    Unrealized gains on securities:
       Unrealized holding gains arising during
        period                                          703                            703
  Comprehensive income                                                                1,212

Options exercised                                                                        20

Dividend  reinvestment plan contributions                                                31

Share repurchase program                                                (240)          (240)

Cash dividend ($.10 per share)                                                         (197)
                                          --------------------------------------------------
BALANCE AT MARCH 31, 2004                               $802           ($606)       $26,333
                                          ==================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Presentation of Consolidated Financial Statements
         -------------------------------------------------

         The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation" or "Union Financial") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiaries, Provident Community Bank (the "Bank"), a national bank, and Union Financial Statutory Trust I (the "Trust"), a statutory trust created under the laws of the state of Connecticut. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

         On July 27, 2003, the Bank was granted approval to change from a Federal savings bank to a national bank.

         On October 21, 2003, the Board of Directors of Union Financial Bancshares, Inc. changed the fiscal year end of the Company from September 30 to December 31, effective December 31, 2003.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Corporation has adopted the disclosure provisions of SFAS No. 148 which had no impact on the financial condition or operating results of the Corporation.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Corporation.

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

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 requires the Company to discontinue consolidation of the trust preferred securities. This did not have a material effect on the Company' s financial position or results of operations.

         In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprises's equity instruments or that may be settled by the issuance of such equity instruments. This proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encourage provided that financial statements for those earlier years have not yet been issued. Retrospective application of this statement is not permitted. The adoption of this statement, if approved, will not have any impact on the Company's financial position or results of operations.

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

         2. Income Per Share
            ----------------

         Basic income per share amounts for the three months ended March 31, 2004 and 2003 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods.

         3. Assets Pledged
            --------------

         Approximately $61,019,000 and $63,692,000 of debt securities at March 31, 2004 and December 31, 2003, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. The Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

         4. Contingencies and Loan Commitments
            ----------------------------------
         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2004 related to these items is summarized below:

        Loan Commitments:                                       Contract
        ----------------                                         Amount
                                                             -------------
        Approved loan commitments                            $   4,005,000
        Unadvanced portions of loans and credit lines           28,377,000
                                                             -------------
        Total loan commitments                               $  32,382,000
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

         Commitments outstanding at March 31, 2004 consist of fixed and adjustable rate loans at rates ranging from 5.0% to 6.5%. Commitments to originate loans generally expire within 30 to 60 days.

         Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $68,669,000 at March 31, 2004. Of these lines, the outstanding loan balances totaled approximately $36,287,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $3,000,000, none of which was outstanding at March 31, 2004.

         5. Corporation Obligated Floating Rate Capital Securities
            ------------------------------------------------------
         On December 18, 2001, the Trust issued $8,000,000 of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $248,000 capital contribution for the Trust's common securities, were used to acquire $8,248,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR, with an initial rate of 5.60%. A rate cap of 12.50% is effective through December 18, 2006. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the capital securities.

         A summary of the Trust securities issued and outstanding follows:

                                    AMOUNT
                               OUTSTANDING AT
                                   MARCH 31,                                                           DISTRIBUTION
                            ------------------------           PREPAYMENT                                PAYMENT
            NAME                2004         2003    RATE      OPTION DATE          MATURITY            FREQUENCY
 ------------------------   ------------------------ ------ ------------------  -----------------     --------------
Union Financial Statutory
Trust I                     $8,000,000   $8,000,000  4.71%   December 18, 2006   December 18, 2031       Quarterly

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

         The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond December 18, 2031, the stated maturity date of the Debentures. If the Corporation defers interest payments on the Debentures, the Trust will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest (to the extent payment of such interest would be legally enforceable) at the applicable distribution rate, compounded quarterly. Additionally, during any deferral period, the Corporation will be prohibited from declaring or paying cash dividends on its common stock.

         For the purposes of these financial statements the Trusts operations have been consolidated.

         Beginning with the first reporting period ending after December 15, 2004, as a result of the adoption of FIN 46, the Corporation will no longer be allowed to consolidate the Trust's activities. The Corporation expects assets to increase by $248,000 and no impact on the income statement as a result of the adoption of this standard.

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

         Financial Condition
         -------------------

         Assets
         ------

         Total assets of the Corporation increased $29,203,000, or 8.83%, to $359,868,000 at March 31, 2004 from $330,665,000 at December 31, 2003.
         Investments and mortgage-backed securities increased approximately $49,015,000, or 39.60%, from December 31, 2003 to March 31, 2004, due to the purchase of shorter-term mortgage backed securities and municipal securities for tax benefits that was funded primarily with additional borrowings. The securities purchases offset lower loan demand.

         Loans  increased  $1,900,000,  or 1.24%,  to  $155,201,000 at March 31,
         2004. The Corporation continues to focus on consumer and commercial lending with reduced emphasis on residential mortgage loans. Consumer and commercial loans outstanding during this period increased $2,974,000, or 3.28%, while outstanding residential mortgage loans decreased $1,511,000 or 2.27%. Real estate acquired through foreclosure increased $647,000, or 173.0%, to $1,021,000 at March 31, 2004 from
         $374,000 at December 31, 2003. The increase was due to the foreclosure of a manufacturing facility that is currently under contract to be sold during the second quarter of 2004.

         Liabilities
         -----------

         Total liabilities increased $28,377,000, or 9.30%, to $333,535,000 at March 31, 2004 from $305,158,000 at December 31, 2003. Deposits increased $4,060,000, or 1.82%, to $227,191,000 at March 31, 2004 from
         $223,131,000 at December 31, 2003. The increase was due primarily to growth in demand accounts as a result of deposit growth from the new banking center located in York County.

         Borrowings from the Federal Home Loan Bank (FHLB) decreased $1,275,000, or 1.86%, to $67,225,000 at March 31, 2004 from $68,500,000 at December
         31, 2003. Securities sold under agreement to repurchase increased $24,000,000 or 480.0% to $29,000,000 at March 31, 2004 from $5,000,000 at December 31, 2003. During this period, securities sold under agreement to repurchase provided a lower cost funding alternative to Federal Home Loan Bank advances. The decrease in borrowings from FHLB was due to the transfer of borrowings to repurchase agreements. The increase in repurchase agreements funded the additional loan growth and security purchases for the quarter. Other liabilities increased $1,501,000, or 820.22%, to $1,684,000 at March 31, 2004 from $183,000 at December 31, 2003, due to a reduction in current and deferred income taxes payable due to the loss recorded during the previous quarter.

         Shareholders' Equity
         --------------------

         Shareholders' equity increased $826,000, or 3.24%, to $26,333,000 at March 31, 2004 from $25,507,000 at December 31, 2003 due to net income for the quarter and an increase in unrealized gains in securities available for sale, offset by the repurchase of 13,803 shares at a cost of $240,000 and the payment of $0.10 per share quarterly dividends.

         Liquidity
         ---------

         Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are savings deposits, loan repayments, borrowings, maturity of securities and interest payments.

         While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The primary investing activities of the Corporation are the origination of commercial and consumer loans, and the purchase of investment, municipal and mortgage-backed securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase and the utilization of FHLB advances.

         During the three months ended March 31, 2004, the Corporation's loan originations totaled $22,104,000. At March 31, 2004, the Corporation's investment in agency and mortgage-backed securities totaled $172,804,000. Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $32,382,000 at March 31, 2004. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

         During the three months ended March 31, 2004, total deposits increased $4,060,000. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2004, totaled $101,153,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At March 31, 2004, the Corporation had $67,225,000 of FHLB borrowings and $29,000,000 of securities sold under agreements to repurchase.

         On January 29, 2003, the Corporation announced that the Board of Directors had approved a stock repurchase program authorizing the
         Corporation to repurchase up to 98,000, or 5% shares of the Corporation's common stock. The shares will be repurchased either through open market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. The repurchase program is expected to improve the Corporation's operating performance on a per share basis, enhance, in the long term, the market price per share of the Corporation's common stock and increase the liquidity of the Corporation's common stock. During the quarter ending March 31, 2004, the Corporation repurchased 13,803 shares. As of March 31, 2004, the Corporation had repurchased a total of 34,089 shares under this authorization.

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

         As of March 31, 2004, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                Requirement          Actual           Excess
                                                -----------        ----------        ----------
Tangible capital                                 $    5,101        $   28,554        $   23,453

Tangible capital to adjusted total assets              1.50%             8.40%             6.90%

Core capital                                     $   13,603        $   28,554        $   14,951

Core capital to adjusted total assets                  4.00%             8.40%             4.40%

Risk based capital                               $   14,721        $   30,854        $   16,133

Risk based capital to risk weighted assets             8.00%            16.77%             8.77%

         Results of operations for the three months ended March 31, 2004 and 2003
         -----------------------------------------------------------------------

         General
         -------

         Net income increased $12,000, or 2.41%, to $509,000 for the three months ended March 31, 2004 as compared to the same period in 2003 as an increase in net interest income was partially offset by increases in non-interest expense.

         Interest Income
         ---------------

         Interest income decreased $255,000, or 5.93%, for the three months ended March 31, 2004 as compared to the same period in 2003. Interest income on loans decreased by 11.10%, or $307,000, to $2,458,000 for the three months ended March 31, 2004 from $2,765,000 for the three months ended March 31, 2003, due primarily to declining market interest rates along with a smaller average balance of loans due to our decreased emphasis on mortgage loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $52,000, or 3.39%, for the three months ended March 31, 2004 to $1,584,000 from $1,532,000 during the same period in 2003. The increase was due primarily to increased investments in mortgage-backed securities and municipal securities.



         Interest Expense
         ----------------

         Interest expense decreased $387,000, or 17.84%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Interest expense on deposit accounts decreased $182,000, or 15.68%, to $979,000 for the three months ended March 31, 2004 from $1,161,000 during the same period in 2003. The Corporation continues to target lower cost demand deposit accounts from traditional higher cost certificate of deposits. Interest expense on borrowings decreased $201,000, or 22.21%, for the three months ended March 31, 2004 as compared to the same period in the previous year due to lower borrowing rates and the use of securities sold under agreement to repurchase instead of FHLB advances.

         Provision for Loan Losses
         -------------------------

         During the three months ended March 31, 2004, the provision for loan losses was $135,000 as compared to $235,000 for the same period in the previous year. During this same period, non-accrual loans decreased $1,388,000 from $2,829,000 at December 31, 2003 to $1,441,000 at March
         31, 2004. Loans 30-89 days past due and still accruing also decreased $2,792,000 from $7,636,000 at December 31, 2003 to $4,844,000 at March
         31, 2004. The provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Management believes the Corporation's loan loss allowance is adequate to absorb probable loan losses inherent in the portfolio. The Corporation's loan loss allowance at March 31, 2004 was approximately 1.44% of the Corporation's outstanding loan portfolio and 92.77% of non-performing loans compared to 1.51% of the Corporation's outstanding loan portfolio and 80.85% of non-performing loans at December 31, 2003.

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

         The changes in the allowance for loan losses consisted of the following (in thousands):

         Balance at beginning of quarter       $ 2,368

         Provision for loan losses                 135

         (Charge-offs) recoveries, net            (219)
                                               -------
         Balance at end of quarter             $ 2,284
                                               =======

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):


                                             March 31,   December 31,
                                               2004          2003
                                             ---------   ------------
Non-accruing loans which are
 contractually past due 90 days
 or more:

Real Estate                                   $  518        $  896
Commercial                                       674         1,720
Consumer                                         249           213
                                              ------        ------
Total                                         $1,441        $2,829
                                              ======        ======
Percentage of loans receivable, net             0.93%         1.85%
                                              ======        ======
Percentage of allowance for loan losses
to total loans outstanding                      1.44%         1.51%
                                              ======        ======
Allowance for loan losses                     $2,284        $2,368
                                              ======        ======
Real estate acquired through
 foreclosure and repossessed
 assets, net of allowances                    $1,021        $  374
                                              ======        ======


         Real estate acquired through foreclosure increased $647,000, or 173.0%, to $1,021,000 at March 31, 2004 from $374,000 at December 31, 2003. The increase was due to the foreclosure of a manufacturing facility that is currently under contract to be sold during the second quarter of 2004.

         Loans 30-89 days past due and still accruing at March 31, 2004 were $4,844,000 compared to $7,636,000 at December 31, 2003. These loans are supported by mortgages, equipment, and automobiles that should reduce the risk of loss for the Corporation.

         Non-Interest Income
         -------------------

         Total non-interest income decreased $13,000, or 2.33%, to $546,000 for the three months ended March 31, 2004 from $559,000 for the same period in the previous year due primarily to the previous year including $182,000 from the gain on sale of investments compared to $0 for the current year. Fees from financial services increased $74,000, or 17.62%, to $494,000 for the three months ended March 31, 2004 from $420,000 for the same period in the previous year. The increase was due primarily to increases in demand deposit accounts over the previous year. Gain on sale of loans for the three months ended March 31, 2004 was $35,000 compared to $0 for the same period in the previous year as the Corporation sold $2,608,000 in fixed rate mortgage loans during the quarter.

         Non-Interest Expense
         --------------------

         For the three months ended March 31, 2004, total non-interest expense increased $209,000, or 11.68%, to $1,999,000 from $1,790,000 for the same period in 2003. On June 16, 2003, the Corporation opened the York County regional banking center and therefore, expense categories for 2004 reflect additions for the new banking center. Compensation and employee benefits increased $170,000, or 21.09%, to $976,000 for the three month period ended March 31, 2004 from $806,000 for the same period in 2003, due primarily to staff additions resulting from the new branch opening. Occupancy and equipment expense increased $41,000, or 9.34%, to $480,000 for the three months ended March 31, 2004 from $439,000 for the same period in 2003, due to higher rent expense due to the new office. Professional services expense decreased $40,000, or 34.19%, to $77,000 for the three months ended March 31, 2004 from $117,000 for the same period in 2003 due to lower legal expenses as a result of previous year costs incurred from the Corporation's change to a national bank charter. Advertising expense increased $7,000, or 24.14%, to $36,000 for the three months ended March 31, 2004 from $29,000 for the same period in 2003, due to ongoing promotional costs incurred related to the new banking center opening.

         Real estate operations costs increased $9,000, or 50.00%, to $27,000 for the three months ended March 31, 2004 from $18,000 for the same period in 2003, due to higher disposition costs associated with foreclosed real estate properties. NOW account expense increased $7,000, or 12.07%, to $65,000 for the three months ended March 31, 2004 from $58,000 for the same period in 2003, due to an increase in demand accounts. Telephone expense increased $4,000, or 11.76%, to $38,000 for the three months ended March 31, 2004 from $34,000 for the same period in 2003, due to additional expense from the new office. Other expense increased $11,000, or 9.02%, to $ 133,000 for the three months ended March 31, 2004 from $122,000 for the same period in 2003, due primarily to higher general expenses that resulted from the new office opening in York County.

         Item 3.  Controls and Procedures
         --------------------------------

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

         PART II - OTHER INFORMATION
         ---------------------------

         Item  1.  Legal Proceedings
         ---------------------------

         The Corporation is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings are immaterial to the Corporation's financial condition and results of operations.

         Item 2. Changes in Securities and Small Business Issuers Purchases of Equity Securities
                 ---------------------------------------------------------------

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

         The following table provides certain information with regard to shares repurchases by the Corporation in the first quarter of 2004.




                                 (a)                     (b)                       (c)                      (d)
                       --------------------- -------------------------  ------------------------ ------------------
                                                                       Total Number of Shares   Maximum Number of
                       Total Number                                    Purchased as part of     Shares that may
                       of                                              Publicly                 be  purchased
                       Shares                Average Price             Announced                under
       Period          Purchased             Paid  per share           Programs                 Program
-------------------------------------------------------------------------------------------------------------------
January 1, 2004                  --                  --                        --                  77,714(1)
through January 31,
2004
-------------------------------------------------------------------------------------------------------------------
February 1, 2004
through February 29,
2004                          5,400              $17.54                     5,400                  72,314
-------------------------------------------------------------------------------------------------------------------
March 1, 2004 through
March 31, 2004                8,403              $17.30                     8,403                  63,911
-------------------------------------------------------------------------------------------------------------------
Total                        13,803              $17.39                    13,803                    N/A
-------------------------------------------------------------------------------------------------------------------


(1) On January 29, 2003, the Corporation announced that the Board of Directors had approved a stock repurchase program authorizing the Corporation to repurchase up to 98,000 shares of the Corporation's common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

         Item  3. Defaults upon Senior Securities
                  -------------------------------

                  Not applicable.

         Item  4. Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The Annual Meeting of the Stockholders of the Corporation was held on January 28, 2004. The results of the vote on the matters presented at the meeting is as follows:

                  1. The following individuals were elected as directors, each for a three-year term by the following vote:

                                                Votes For       Votes Withheld
                                                ---------       ---------------
                           Mason G. Alexander   1,456,648           39,903
                           James W. Edwards     1,457,316           39,235


                  2. The appointment of Elliott Davis, LLC, as auditors for the Corporation for the year ending December 31, 2004 was ratified by the shareholders by the following vote:

                           For 1,449,225        Against 35,185   Abstain  12,141
                               ---------                ------            ------

                  3. Proposal to amend the Corporation's Certificate of Incorporation to increase the number of authorized shares of common stock to 5,000,000 shares was approved by the following vote:

                           For 1,351,875        Against 124,506   Abstain 20,170
                               ---------                --------          ------

         Item  5. Other Information
                  -----------------
                  None

         Item  6. Exhibits and Reports on Form 8-K
                  ---------------------------------

                  Exhibits

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

         Reports on Form 8-K
         -------------------

                  On January 28, 2004, Union Financial Bancshares, Inc. furnished a Form 8-K announcing its financial results for the quarter ended December 31, 2003. The press release announcing financial results was attached by exhibit.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
                                  (Registrant)




Date: April 30, 2004                            By: /s/ Dwight V. Neese
     ---------------                                -------------------------
                                                        Dwight V. Neese, CEO


Date: April 30, 2004                            By: /s/ Richard H. Flake
      --------------                                --------------------------
                                                        Richard H. Flake, CF0