Form 10QSB
period 2004-06-30
UNION FINANCIAL BANCSHARES INC
filed 2004-08-05
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------- ACT OF 1934
          For the quarterly period ended June 30, 2004

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934
         For the transition period from                to
                                         ------------      ------------


                          COMMISSION FILE NUMBER 1-5735


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                                    57-1001177
--------------------------------------------------------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

203 West Main Street, Union, South Carolina                           29379
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Issuer's telephone number: (864) 429-1864

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X            No__
    -----

The Corporation had 1,948,094 shares, $0.01 par value, common stock issued and outstanding as of July 30, 2004.

                        UNION FINANCIAL BANCSHARES, INC.

                                      INDEX


Part I.           Financial Information                                                           Page
                  ---------------------                                                           ----
                  Item 1.  Consolidated Financial Statements (unaudited)
                  Consolidated Balance Sheets as of June 30, 2004
                   and December 31, 2003                                                                3

                  Consolidated Statements of Income for the three and six months
                   ended June 30, 2004 and 2003                                                         4

                  Consolidated Statements of Cash Flows for the six
                   months ended June 30, 2004 and 2003                                                  5

                  Consolidated Statements of Shareholders' Equity for the
                  six months ended June 30, 2004 and 2003                                               6

                  Notes to Consolidated Financial Statements                                         7-12

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                            13-19

                  Item 3.  Controls and Procedures                                                     19

Part II. Other Information

                  Item 1. Legal Proceedings                                                            20

                  Item 2. Changes in Securities and Small Business Issuers
                  Purchases of Equity Securities                                                       20

                  Item 3. Defaults Upon Senior Securities                                              21

                  Item 4. Submission of Matters to a Vote of Security Holders                          21

                  Item 5. Other Information                                                            21

                  Item 6. Exhibits and Reports on Form 8-K                                             21

                  Signatures                                                                           22



Item 1.    Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003 (unaudited)

                                                                                                       June 30, December 31,
ASSETS                                                                                                    2004     2003
                                                                                                       -------- --------
                                                                                                     (DOLLARS IN THOUSANDS)

Cash                                                                                                  $  2,058 $  1,515
Short term interest-bearing deposits                                                                     5,227   27,187
                                                                                                       -------- --------
Total cash and cash equivalents                                                                          7,285   28,702
Investment and mortgage-backed securities                                                              159,419  123,789
Loans , net                                                                                            161,548  153,301
Real estate acquired through foreclosure                                                                   150      374
Office properties and equipment, net                                                                     6,025    6,415
Federal Home Loan Bank Stock, at cost                                                                    3,188    3,900
Federal Reserve Stock, at cost                                                                             539      539
Accrued interest receivable                                                                              2,185    1,655
Intangible assets                                                                                        4,530    4,848
Cash surrender value of life insurance                                                                   5,135    5,025
Other assets                                                                                             3,120    2,117
                                                                                                       -------- --------
TOTAL ASSETS                                                                                          $353,124 $330,665
                                                                                                       ======== ========

LIABILITIES

Deposit accounts                                                                                      $226,871 $223,131
Advances from the Federal Home Loan Bank and other borrowings                                           63,250   68,500
Securities sold under agreements to repurchase                                                          29,000    5,000
Corporate obligated floating rate capital securities                                                     8,000    8,000
Accrued interest on deposits                                                                               353      285
Advances from borrowers for taxes and insurance                                                            202       59
Other liabilities                                                                                        1,834      183
                                                                                                       -------- --------
TOTAL LIABILITIES                                                                                      329,510  305,158
                                                                                                       -------- --------

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                                                    --       --
Common stock - $0.01 par value,
  authorized - 5,000,000 shares,
   issued and outstanding - 1,948,109 shares at 6/30/04 and 1,969,770 at 12/31/03                           20       20
Additional paid-in capital                                                                              11,993   11,906
Accumulated other comprehensive gain                                                                    -2,036       99
Retained earnings, substantially restricted                                                             14,513   13,848
Treasury stock, at cost                                                                                   -876     -366
                                                                                                       -------- --------
TOTAL SHAREHOLDERS' EQUITY                                                                              23,614   25,507
                                                                                                       -------- --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $353,124 $330,665
                                                                                                       ======== ========

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

                                                                              Three Months Ended     Six Months Ended
                                                                              June 30,   June 30,   June 30,   June 30,
                                                                               2004        2003       2004       2003
                                                                             ---------- ---------- ---------- ----------
                                                                             (DOLLARS IN THOUSANDS (DOLLARS IN THOUSANDS
                                                                                EXCEPT PER SHARE)    EXCEPT PER SHARE)

Interest Income:
  Loans                                                                     $    2,498 $    2,613 $    4,956 $        0
  Deposits and federal funds sold                                                    3          3         15          0
  Mortgage-backed securities                                                       509        613        979          0
  Interest and dividends on
   investment securities                                                         1,190        939      2,292          0
                                                                             ---------- ---------- ---------- ----------
Total Interest Income                                                            4,200      4,168      8,242          0
                                                                             ---------- ---------- ---------- ----------

Interest Expense:
  Deposit accounts                                                                 941      1,171      1,920          0
  Trust preferred corporate obligation                                             100        101        199          0
  Advances from the FHLB and other borrowings                                      743        912      1,447          0
                                                                             ---------- ---------- ---------- ----------
Total Interest Expense                                                           1,784      2,184      3,566          0
                                                                             ---------- ---------- ---------- ----------

Net Interest Income                                                              2,416      1,984      4,676          0
  Provision for loan losses                                                        250        190        385          0
                                                                             ---------- ---------- ---------- ----------
Net Interest Income After
   Provision for Loan Losses                                                     2,166      1,794      4,291          0
                                                                             ---------- ---------- ---------- ----------

Non Interest Income:
  Fees for financial services                                                      527        468      1,021          0
  Loan servicing fees(costs)                                                        16        -55         33          0
  Net gain on sale of loans                                                          8         --         43         --
  Net gain on sale of investments                                                   --        220         --        403
                                                                             ---------- ---------- ---------- ----------
Total Non Interest Income                                                          551        633      1,097        403
                                                                             ---------- ---------- ---------- ----------

Non Interest Expense:
  Compensation and employee benefits                                               925        839      1,901          0
  Occupancy and equipment                                                          479        445        959          0
  Deposit insurance premiums                                                         8          8         16          0
  Professional services                                                             82         61        159          0
  Advertising/Public relations                                                      46         69         82          0
  Real estate operations                                                            35          4         62          0
  Deposit premium intangible                                                       159        159        318          0
  Items processing                                                                  59         53        124          0
  Telephone                                                                         39         33         77          0
  Other                                                                            149        125        282          0
                                                                             ---------- ---------- ---------- ----------
Total Non Interest Expense                                                       1,981      1,796      3,980          0
                                                                             ---------- ---------- ---------- ----------

Income Before Income Taxes                                                         736        631      1,408        403
Income tax expense                                                                 188        147        351          0
                                                                             ---------- ---------- ---------- ----------
Net Income                                                                  $      548 $      484 $    1,057 $      403
                                                                             ========== ========== ========== ==========

Basic Net Income Per Common Share                                           $     0.28 $     0.25 $     0.54 $     0.21
                                                                             ========== ========== ========== ==========

Diluted Net Income Per Common Share                                         $     0.27 $     0.23 $     0.51 $     0.19
                                                                             ========== ========== ========== ==========

Weighted Average Number of
  Common Shares Outstanding

Basic                                                                        1,949,950  1,966,738  1,958,255  1,965,619

Diluted                                                                      2,056,350  2,073,138  2,062,495  2,067,394

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003 (unaudited)

                                                                                                     Six Months Ended
                                                                                                   June 30,   June 30,
                                                                                                    2004        2003
                                                                                                  ---------- -----------
                                                                                                     (IN        (IN
                                                                                                   THOUSANDS) THOUSANDS)

OPERATING ACTIVITIES:

Net income                                                                                           $1,057          $0
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                                             385           0
  Amortization of intangibles                                                                           318           0
  Depreciation expense                                                                                  482           0
  Recognition of deferred income, net of costs                                                         (165)          0
  Deferral of fee income, net of costs                                                                  191           0
  Changes in operating assets and liabilities:
   Increase in accrued interest receivable                                                             (530)          0
   Increase in other assets                                                                          (1,113)          0
   Increase in other liabilities                                                                      1,794           0
   Increase (decrease) in accrued interest payable                                                       68           0
                                                                                                  ---------- -----------

Net cash provided by operating activities                                                             2,487           0
                                                                                                  ---------- -----------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                                                               (89,114)          0
Proceeds from sale of investment and mortgage-
    backed securities                                                                                    --           0
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                                                41,359           0
Principal repayments on mortgage-backed securities:
   Available for sale                                                                                 9,990           0
Net (increase) decrease in loans                                                                     (8,433)          0
Purchase of FHLB stock                                                                                   --           0
Redemption of FHLB stock                                                                                712          --
Purchase of office properties and equipment                                                             (93)          0
                                                                                                  ---------- -----------

Net cash used by investing activities                                                               (45,579)          0
                                                                                                  ---------- -----------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                                             57           0
Dividends paid in cash ($0.20 per share -2004
and $0.20 per share - 2003)                                                                            (392)          0
Proceeds from the exercise of stock options                                                              30           0
Share repurchase program                                                                               (510)          0
Proceeds from term borrowings                                                                        18,750           0
Increase in deposit accounts                                                                          3,740           0
                                                                                                  ---------- -----------

Net cash  provided by financing activities                                                           21,675           0
                                                                                                  ---------- -----------

NET (DECREASE) \ INCREASE IN CASH
   AND CASH EQUIVALENTS                                                                             (21,417)          0

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                            28,702       6,939
                                                                                                  ---------- -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                                  $7,285      $6,939
                                                                                                  ========== ===========

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                                                         $120        $218
  Interest                                                                                            3,498       4,353

Non-cash transactions:
  Loans foreclosed                                                                                     $647         $60

See notes to consolidated financial statements.


                                           UNION FINANCIAL BANCSHARES, INC.
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                                          Retained    Accumulated
                                                              Additional  Earnings       Other                    Total
                                              Common   Stock  Paid-in   Substantially Comprehensive Treasury Shareholders'
                                              Shares   Amount Capital   Restricted     Income       Stock        Equity
                                                                                                   At Cost
                                             --------------------------------------------------------------------------
                                                                 (In Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2002                  1,963,252   $20   $11,621      $14,438       $1,726     $--      $27,805

Net income                                                                       981                               981

  Other comprehensive income
    Unrealized losses on securities:
       Unrealized holding losses arising
        during
        period                                                                               (764)                (764)
                                                                                     -------------        -------------
  Comprehensive income                                                                                             217

Options exercised                                 7,400              74                                             74

Dividend  reinvestment plan contributions         3,728              54                                             54

Share repurchase program                         (5,000)                                              (84)         (84)

Cash dividend ($.20 per share)                                                  (392)                             (392)

                                             --------------------------------------------------------------------------

BALANCE AT JUNE 30, 2003                      1,969,380   $20   $11,749      $15,027         $962    ($84)      $27,674
                                             ==========================================================================

BALANCE AT DECEMBER 31, 2003                  1,969,770   $20   $11,906      $13,848          $99   ($366)      $25,507

Net income                                                                     1,057                              1,057

  Other comprehensive income
    Unrealized losses on securities:
       Unrealized holding losses arising
        during
        period                                                                             (2,135)              (2,135)
                                                                                     -------------        -------------
  Comprehensive loss                                                                                            (1,078)

Options exercised                                 4,248              30                                             30

Dividend  reinvestment plan contributions         3,455              57                                             57

Share repurchase program                        (29,364)                                             (510)        (510)

Cash dividend ($.20 per share)                                                  (392)                             (392)

                                             --------------------------------------------------------------------------

BALANCE AT JUNE 30, 2004                      1,948,109   $20   $11,993      $14,513      ($2,036)  ($876)     $23,614
                                             ==========================================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Presentation of Consolidated Financial Statements
         -------------------------------------------------

         The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation" or "Union Financial") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiaries, Provident Community Bank, N.A.(the "Bank"), a national bank, and Union Financial Statutory Trust I (the "Trust"), a statutory trust created under the laws of the state of Connecticut. The results of operations for the three or six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

         On July 27, 2003, the Bank converted its charter to that of a national bank.

         On October 21, 2003, the Board of Directors of Union Financial changed the fiscal year end of the Corporation from September 30 to December 31, effective December 31, 2003.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Corporation.

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

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 requires the Company to discontinue consolidation of the trust preferred securities. This is not expected to have a material effect on the Company' s financial position or results of operations.

         In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprises's equity instruments or that may be settled by the issuance of such equity instruments. This proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this statement is not permitted. The adoption of this statement, if approved, will not have any impact on the Company's financial position or results of operations.

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

         2. Income Per Share
            ----------------

         Basic income per share amounts for the three and six months ended June 30, 2004 and 2003 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods.

         3. Assets Pledged
            --------------

         Approximately $55,307,000 and $63,692,000 of debt securities at June 30, 2004 and December 31, 2003, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. The Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

         4. Contingencies and Loan Commitments

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2004 related to these items is summarized below:

         Loan Commitments:                                                    Contract Amount
         -----------------                                                    ---------------

                  Approved loan commitments                                     $   3,257,000
                  Unadvanced portions of loans and credit lines                    34,300,000
                                                                                   ----------
                  Total loan commitments                                        $  37,557,000
                                                                                   ==========

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

         Commitments outstanding at June 30, 2004 consist of fixed and adjustable rate loans at rates ranging from 5.0% to 6.5%. Commitments to originate loans generally expire within 30 to 60 days.

         Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $71,080,000 at June 30, 2004. Of these lines, the outstanding loan balances totaled approximately $36,780,000. The Bank also has commitments to fund warehouse lines of credit for various mortgage banking companies totaling $3,000,000, none of which was outstanding at June 30, 2004.

         5. Corporation Obligated Floating Rate Capital Securities
            ------------------------------------------------------

         On December 18, 2001, the Trust issued $8,000,000 of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $248,000 capital contribution for the Trust's common securities, were used to acquire $8,248,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR. A rate cap of 12.50% is effective through December 18, 2006. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the capital securities.

         A summary of the Trust securities issued and outstanding follows:


                                   Amount                                                           Distribution
                             Outstanding at June             Prepayment                               Payment
                                     30,                     Option Date           Maturity          Frequency
                                     ---                     -----------           --------          ---------
           Name                2004       2003    Rate
           ----                ----       ----    ----
 Union Financial
 Statutory Trust I          $8,000,000 $8,000,000 5.13%    December 18, 2006 - December 18, 2031 -       Quarterly

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

         For the purposes of these financial statements the Trust's operations have been consolidated. Beginning with the first reporting period ending after December 15, 2004, as a result of the adoption of FIN No. 46, the Corporation will no longer be allowed to consolidate the Trust's activities. The Corporation expects assets to increase by

         $248,000 and no impact on the income statement as a result of the adoption of this standard.

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

         Financial Condition
         -------------------

         Assets
         ------

         Total assets of the Corporation increased $22,459,000, or 6.79%, to $353,124,000 at June 30, 2004 from $330,665,000 at December 31, 2003.
         Investments and mortgage-backed securities increased approximately $35,630,000, or 28.78%, from December 31, 2003 to June 30, 2004, due to the purchase of shorter-term mortgage backed securities and municipal securities for tax benefits that was funded primarily with additional borrowings.

         Loans increased $8,247,000, or 5.38%, to $161,548,000 at June 30, 2004.
         The Corporation continues to focus on consumer and commercial lending with reduced emphasis on residential mortgage loans. Consumer and commercial loans outstanding during this period increased $8,866,000, or 9.78%, while outstanding residential mortgage loans decreased $1,555,000 or 2.34%. Real estate acquired through foreclosure decreased $224,000, or 59.89%, to $150,000 at June 30, 2004 from $374,000 at
         December 31, 2003. The decrease was due to the disposition of four real estate properties during the first six months of the year.

         Liabilities
         -----------

         Total liabilities increased $24,352,000, or 7.98%, to $329,510,000 at June 30, 2004 from $305,158,000 at December 31, 2003. Deposits increased $3,740,000, or 1.68%, to $226,871,000 at June 30, 2004 from
         $223,131,000 at December 31, 2003. The increase was due primarily to growth in demand accounts as a result of deposit growth from the new banking center located in York County.

         Borrowings from the Federal Home Loan Bank (FHLB) decreased $5,250,000, or 7.66%, to $63,250,000 at June 30, 2004 from $68,500,000 at December
         31, 2003. Securities sold under agreement to repurchase increased $24,000,000 to $29,000,000 at June 30, 2004 from $5,000,000 at December
         31, 2003. During this period, securities sold under agreement to repurchase provided a lower cost funding alternative to Federal Home Loan Bank advances. The increase in repurchase agreements funded the additional loan growth and security purchases for the quarter. Other liabilities increased $1,651,000 to $1,834,000 at June 30, 2004 from $183,000 at December 31, 2003, due primarily to an increase in loan suspense fundings.

         Shareholders' Equity
         --------------------

         Shareholders' equity decreased $1,893,000, or 7.42%, to $23,614,000 at June 30, 2004 from $25,507,000 at December 31, 2003 due to a $2,135,000 increase in unrealized losses in securities available for sale, the repurchase of 29,364 shares at a cost of $510,000 and the payment of $0.20 per share quarterly dividends, offset by net income.

         Liquidity
         ---------

         Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are deposits, loan repayments, borrowings, maturity of securities and interest payments.

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

         During the six months ended June 30, 2004, the Corporation's loan originations totaled $37,967,000. At June 30, 2004, the Corporation's investment in agency and mortgage-backed securities totaled

         $159,419,000. Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $37,557,000 at June 30, 2004. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

         During the six months ended June 30, 2004, total deposits increased $3,740,000. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2004, totaled $96,114,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At June 30, 2004, the Corporation had $63,250,000 of FHLB borrowings and $29,000,000 of securities sold under agreements to repurchase.

         Capital Management
         ------------------

         The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

         As of June 30, 2004, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                                     Requirement    Actual    Excess
                                                                     -----------    ------    ------
         Tangible capital                                              $  5,322     $28,280   $22,958
         Tangible capital to adjusted total assets                         1.50%       7.97%     6.47%


         Core capital                                                   $14,192     $28,280   $14,088
         Core capital to adjusted total assets                             4.00%       7.97%     3.97%

         Risk based capital                                             $15,491     $30,167   $14,676
         Risk based capital to risk weighted assets                        8.00%      15.58%     7.58%

         On January 29, 2003, the Corporation announced that the Board of Directors had approved a stock repurchase program authorizing the Corporation to repurchase up to 98,000, or 5% shares of the

         Corporation's common stock. The shares will be repurchased either through open market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. The repurchase program is expected to improve the Corporation's operating performance on a per share basis, enhance, in the long term, the market price per share of the Corporation's common stock and increase the liquidity of the Corporation's common stock. During the quarter ending June 30, 2004, the Corporation repurchased 15,561 shares. As of June 30, 2004, the Corporation had repurchased a total of 49,650 shares under this authorization.

         Results of operations for the six months ended June 30, 2004 and 2003
         ---------------------------------------------------------------------

         General
         -------

         Net income increased $75,000, or 7.64%, to $1,057,000 for the six months ended June 30, 2004 as compared to the same period in 2003 as an increase in net interest income was partially offset by increases in non-interest expense.

         Interest Income
         ---------------

         Interest income decreased $223,000, or 2.63%, for the six months ended June 30, 2004 as compared to the same period in 2003. Interest income on loans decreased by 7.85%, or $422,000, to $4,956,000 for the six months ended June 30, 2004 from $5,378,000 for the six months ended June 30, 2003, due primarily to declining market interest rates along with a smaller average balance of loans due to our decreased emphasis on mortgage loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $199,000, or 6.45%, for the six months ended June 30, 2004 to $3,286,000 from $3,087,000 during the same period in 2003. The increase was due primarily to increased investments in mortgage-backed securities and government agency securities, offset by decreased yields due to the lower interest rate environment.

         Interest Expense
         ----------------

         Interest expense decreased $787,000, or 18.08%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Interest expense on deposit accounts decreased $412,000, or 17.67%, to $1,920,000 for the six months ended June 30, 2004 from $2,332,000 during the same period in 2003 due to lower cost of deposits as a result of lower rates. The Corporation continues to target lower cost demand deposit accounts from traditional higher cost certificate of deposits. Interest expense on borrowings decreased $370,000, or 20.36%, for the six months ended June 30, 2004 as compared to the same period in the previous year due to lower borrowing rates due to the use of securities sold under agreement to repurchase instead of FHLB advances and the lower interest rate environment.

         Provision for Loan Losses
         -------------------------

         During the six months ended June 30, 2004, the provision for loan losses was $385,000 as compared to $425,000 for the same period in the previous year, primarily due to improved asset quality, offset by increased charge-offs and a loan portfolio with greater risk. During the six months ended June 30, 2004, non-accrual loans decreased $1,874,000 from $2,829,000 at December 31, 2003 to $955,000 at June 30,
         2004. Loans 30-89 days past due and still accruing also decreased $4,215,000 from $7,636,000 at December 31, 2003 to $3,421,000 at June
         30, 2004. During the six months ended June 30, 2004, bad debt charge-offs, net of recoveries, was $881,000 as compared to $143,000 for the same period in the previous year. The increase in bad debt charge-offs over the previous year includes approximately $737,000 from two commercial loans that were written down due to a reduction in the market value of the supporting loan collateral. The provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Management believes the Corporation's loan loss allowance is adequate to absorb probable loan losses inherent in the portfolio. The Corporation's loan loss allowance at June 30, 2004 was approximately 1.15% of the Corporation's outstanding loan portfolio and 197.59% of non-performing loans compared to 1.51% of the Corporation's outstanding loan portfolio and 80.85% of non-performing loans at December 31, 2003.

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

         The changes in the allowance for loan losses consisted of the following (in thousands):

         Balance at beginning of year                                 $2,383

         Provision for loan losses                                       385
         Charge-offs, net                                              - 881
                                                                       -----
         Balance at end of quarter                                     $1,887
                                                                       ======

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                                               June 30, 2004             December 31, 2003
                                                               -------------             -----------------
         Non-accruing loans which are
         contractually past due 90 days
          or more:

         Real Estate                                                  $   412                      $    896
         Commercial                                                       430                         1,720
         Consumer                                                         113                           213
                                                                       ------                        ------
         Total                                                        $   955                       $ 2,829
                                                                       ======                        ======
         Percentage of loans receivable, net                             0.59%                         1.85 %
                                                                        =====                        ======
         Percentage of allowance for loan losses
         to total loans outstanding                                      1.15%                         1.51 %
                                                                        =====                        ======

         Allowance for loan losses                                     $1,887                        $2,368
                                                                       ======                        ======

         Real estate acquired through
          foreclosure and repossessed
          assets, net of allowances                                  $   150                       $   373
                                                                     =======                       =======

         Non-Interest Income
         -------------------

         Total non-interest income decreased $96,000, or 8.05%, to $1,097,000 for the six months ended June 30, 2004 from $1,193,000 for the same period in the previous year due primarily to $403,000 from the gain on sale of investments in 2003 compared to $0 for the current year. Fees from financial services increased $133,000, or 14.98%, to $1,021,000 for the six months ended June 30, 2004 from $888,000 for the same period in the previous year. The increase was due primarily to increases in demand deposit accounts over the previous year. Mortgage banking fees from the gain on sale of loans for the six months ended June 30, 2004 was $43,000 compared to $0 for the same period in the previous year as the Corporation sold $5,221,000 in fixed rate mortgage loans during the year as part of its interest rate risk strategies. The sales represent loans funded and sold through a third party on a servicing released basis.

         Non-Interest Expense
         --------------------

         For the six months ended June 30, 2004, total non-interest expense increased $394,000, or 10.99%, to $3,980,000 from $3,586,000 for the same period in 2003. On June 16, 2003, the Corporation opened the York County regional banking center and therefore, expense categories for 2004 reflect additions for the new banking center. Compensation and employee benefits increased $256,000, or 15.56%, to $1,901,000 for the six month period ended June 30, 2004 from $1,645,000 for the same period in 2003, due primarily to staff additions resulting from the new branch. Occupancy and equipment expense increased $75,000, or 8.48%, to $959,000 for the six months ended June 30, 2004 from $884,000 for the same period in 2003, due to higher rent expense due to the new office. Professional services expense decreased $19,000, or 10.67%, to $159,000 for the six months ended June 30, 2004 from $178,000 for the same period in 2003 due to lower legal expenses as a result of previous year costs incurred from the Corporation's conversion to a national bank charter. Advertising expense decreased $16,000, or 16.33%, to $82,000 for the six months ended June 30, 2004 from $98,000 for the same period in 2003, due to the previous year promotional costs incurred related to the new banking center opening.

         Real estate operations costs increased $40,000, or 181.82%, to $62,000 for the six months ended June 30, 2004 from $22,000 for the same period in 2003, due to higher disposition costs associated with foreclosed real estate properties. Items processing expense increased $13,000, or 11.71%, to $124,000 for the six months ended June 30, 2004 from $111,000 for the same period in 2003, due to an increase in demand accounts. Telephone expense increased $10,000, or 14.93%, to $77,000 for the six months ended June 30, 2004 from $67,000 for the same period in 2003, due to additional expense from the new office. Other expense increased $35,000, or 14.17%, to $ 282,000 for the six months ended June 30, 2004 from $247,000 for the same period in 2003, due primarily to higher general expenses that resulted from the new office opening in York County.

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

         Item 2. Changes in Securities and Small Business Issuers Purchases of Equity Securities
                  --------------------------------------------------------------

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

         The following table provides certain information with regard to shares repurchased by the Corporation during the second quarter of 2004.

                                                                    (c)                   (d)
                                                                Total Number of         Maximum Number of
                           (a)                                  Shares Purchased as     Shares that may be
                         Total Number of      (b)               part of Publicly        purchased under
                         Shares           Average Price Paid    Announced               Program
       Period            Purchased            per share         Programs
---------------------------------------------------------------------------------------------------
April 1, 2004
 through April
 30, 2004                   8,143              $17.06               8,143                   55,768
---------------------------------------------------------------------------------------------------

May 1, 2004
 through May 31,
 2004                       5,299              $17.45               5,299                   50,469
---------------------------------------------------------------------------------------------------

June 1, 2004
 through June 30,
 2004                       2,119              $18.00               2,119                   48,350
---------------------------------------------------------------------------------------------------

Total                      15,561              $17.32              15,561                      N/A
---------------------------------------------------------------------------------------------------

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

         31(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

         31(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

         32(a) Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32(b) Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K
         -------------------

              On April 20, 2004, Union Financial Bancshares, Inc. furnished a Form 8-K announcing its financial results for the quarter ended March 31, 2004. The press release announcing financial results was attached by exhibit.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
                                  (Registrant)

Date: August 5, 2004                                 By: /s/   Dwight V. Neese
      --------------                                 -------------------------
                                                     Dwight V. Neese, CEO

Date: August 5, 2004                                 By: /s/   Richard H. Flake
      --------------                                 ---------------------------
                                                     Richard H. Flake, CFO