Form 10QSB
period 2004-09-30
UNION FINANCIAL BANCSHARES INC
filed 2004-11-05
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2004

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to


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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__        No___


The Corporation had 1,967,261 shares, $0.01 par value, of common stock issued and outstanding as of October 26, 2004.

                        UNION FINANCIAL BANCSHARES, INC.

                                      INDEX

Part I.  Financial Information                                             Page
         ---------------------                                            ------

         Item 1. Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets as of September 30, 2004
         and December 31, 2003                                                3

         Consolidated Statements of Income for the three and nine months
         ended September 30, 2004 and 2003                                    4

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2004 and 2003                             5

         Consolidated Statements of Shareholders' Equity for the
         nine months ended September 30, 2004 and 2003                        6

         Notes to Consolidated Financial Statements                        7-12

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            13-19

         Item 3. Controls and Procedures                                     19

Part II. Other Information
         -----------------

         Item 1. Legal Proceedings                                           20

         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds                                                    20

         Item 3. Defaults Upon Senior Securities                             20

         Item 4. Submission of Matters to a Vote of Security Holders         20

         Item 5. Other Information                                           21

         Item 6. Exhibits and Reports on Form 8-K                            21

         Signatures                                                          22

Item 1. Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003 (unaudited)

                                                    September 30,   December 31,
ASSETS                                                   2004           2003
                                                    -------------   ------------
                                               (DOLLARS IN THOUSANDS)

Cash                                                  $   2,151      $   1,515
Short term interest-bearing deposits                      2,807         27,187
                                                    -------------   ------------
Total cash and cash equivalents                           4,958         28,702
Investments and mortgage-backed securities              154,921        123,789
Loans, net                                              167,626        153,301
Real estate acquired through foreclosure                    300            374
Office properties and equipment, net                      5,830          6,415
Federal Home Loan Bank Stock, at cost                     3,313          3,900
Federal Reserve Stock, at cost                              539            539
Accrued interest receivable                               1,807          1,655
Intangible assets                                         4,371          4,848
Cash surrender value of life insurance                    5,166          5,025
Other assets                                              1,811          2,117
                                                    -------------   ------------
TOTAL ASSETS                                          $ 350,642      $ 330,665
                                                    =============   ============

LIABILITIES

Deposit accounts                                      $ 224,459      $ 223,131
Advances from the Federal Home Loan Bank and other
 borrowings                                              66,000         68,500
Securities sold under agreements to repurchase           24,000          5,000
Corporate obligated floating rate capital securities      8,000          8,000
Accrued interest on deposits                                338            285
Advances from borrowers for taxes and insurance             241             59
Other liabilities                                         1,553            183
                                                    -------------   ------------
TOTAL LIABILITIES                                       324,591        305,158
                                                    -------------   ------------

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
 authorized - 500,000 shares, issued
 and outstanding - None                                      --             --
Common stock - $0.01 par value,
 authorized - 5,000,000 shares,
 issued and outstanding - 1,967,261 shares at 9/30/04
 and 1,969,770 at 12/20/03                                   21             20
Additional paid-in capital                               12,061         11,906
Accumulated other comprehensive income                      319             99
Retained earnings, substantially restricted              14,826         13,848
Treasury stock, at cost                                  -1,176           -366
                                                    -------------   ------------
TOTAL SHAREHOLDERS' EQUITY                               26,051         25,507
                                                    -------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 350,642      $ 330,665
                                                    =============   ============

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

                                                Three Months Ended         Nine Months Ended
                                              September    September    September    September
                                                 30,          30,          30,          30,
                                                2004         2003         2004         2003
                                             -----------  -----------  -----------  -----------
                                              (DOLLARS IN THOUSANDS     (DOLLARS IN THOUSANDS
                                                 EXCEPT PER SHARE)         EXCEPT PER SHARE)

Interest Income:
  Loans                                      $    2,643   $    2,628   $    7,599   $    8,006
  Deposits and federal funds sold                     5           11           20           16
  Mortgage-backed securities                        463          602        1,442        2,051
  Interest and dividends on
   investment securities                          1,172          890        3,464        2,523
                                             -----------  -----------  -----------  -----------
Total Interest Income                             4,283        4,131       12,525       12,596
                                             -----------  -----------  -----------  -----------

Interest Expense:
  Deposit accounts                                  960        1,098        2,881        3,430
  Trust preferred corporate obligation              109           98          308          302
  Advances from the FHLB and other borrowings       745          869        2,191        2,686
                                             -----------  -----------  -----------  -----------
Total Interest Expense                            1,814        2,065        5,380        6,418
                                             -----------  -----------  -----------  -----------

Net Interest Income                               2,469        2,066        7,145        6,178
  Provision for loan losses                         390          120          775          545
                                             -----------  -----------  -----------  -----------
Net Interest Income After
   Provision for Loan Losses                      2,079        1,946        6,370        5,633
                                             -----------  -----------  -----------  -----------

Non-Interest Income:
  Fees for financial services                       485          437        1,507        1,325
  Loan servicing fees(costs)                         16          -47           49         -145
  Net gain on sale of loans                          30           --           72           --
  Net gain (loss) on sale of investments             -8          189           -8          591
                                             -----------  -----------  -----------  -----------
Total Non-Interest Income                           523          579        1,620        1,771
                                             -----------  -----------  -----------  -----------

Non-Interest Expense:
  Compensation and employee benefits                880          925        2,782        2,570
  Occupancy and equipment                           496          515        1,455        1,399
  Deposit insurance premiums                          8           10           24           26
  Professional services                              67           89          226          267
  Advertising/Public relations                       40           72          121          170
  Real estate operations                             48           15          111           37
  Deposit premium intangible                        159          159          477          477
  Items processing                                   67           58          190          169
  Telephone                                          34           29          111           96
  Other                                             136          126          418          373
                                             -----------  -----------  -----------  -----------
Total Non-Interest Expense                        1,935        1,998        5,915        5,584
                                             -----------  -----------  -----------  -----------

Income Before Income Taxes                          667          527        2,075        1,820
Income tax expense                                  159          101          510          413
                                             -----------  -----------  -----------  -----------
Net Income                                   $      508   $      426   $    1,565   $    1,407
                                             ===========  ===========  ===========  ===========

Basic Net Income Per Common Share            $     0.26   $     0.22   $     0.80   $     0.72
                                             ===========  ===========  ===========  ===========

Diluted Net Income Per Common Share          $     0.25   $     0.21   $     0.76   $     0.68
                                             ===========  ===========  ===========  ===========

Weighted Average Number of
  Common Shares Outstanding

Basic                                         1,954,680    1,963,396    1,957,055    1,964,870

Diluted                                       2,022,522    2,073,361    2,049,073    2,069,405

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003 (unaudited)

                                                        Nine Months Ended
                                                   September 30,   September 30,
                                                        2004            2003
                                                  --------------  --------------
                                                  (IN THOUSANDS)  (IN THOUSANDS)

OPERATING ACTIVITIES:

Net income                                               $1,565          $1,407
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Provision for loan losses                                  775             545
 Amortization of intangibles                                477           1,017
 Depreciation expense                                       738             808
 Recognition of deferred income, net of costs              -250             -83
 Deferral of fee income, net of costs                       262              99
 Gain on investment transactions                            -64            -652
 Changes in operating assets and liabilities:
  (Increase) decrease in accrued interest
    receivable                                             -152              30
  (Increase) decrease in other assets                       239          -1,500
  Increase in other liabilities                           1,552             267
  Increase (decrease) in accrued interest payable            53             -75
                                                  --------------  --------------

Net cash provided by operating activities                 5,195           1,863
                                                  --------------  --------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed
 securities:
 Available for sale                                     -96,907        -126,925
Proceeds from sale of investment and mortgage-
 backed securities                                        4,702          28,613
Proceeds from maturity of investment and mortgage-
 backed securities:
 Available for sale                                      46,939          47,067
Principal repayments on mortgage-backed securities:
 Available for sale                                      14,346          32,155
Net (increase) decrease in loans                        -15,040           6,218
Purchase of FHLB stock                                       --            -604
Redemption of FHLB stock                                    587              --
Purchase of office properties and equipment                -153            -704
                                                  --------------  --------------

Net cash used by investing activities                   -45,526         -14,180
                                                  --------------  --------------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                 84              81
Dividends paid in cash ($0.30 per share -2004
 and $0.30 per share - 2003)                               -587            -590
Proceeds from the exercise of stock options                  72             160
Share repurchase program                                   -810            -366
Repayment of  borrowings                                     --          -8,700
Proceeds from term borrowings                            16,500              --
Increase in deposit accounts                              1,328          19,810
                                                  --------------  --------------

Net cash  provided by financing activities               16,587          10,395
                                                  --------------  --------------

NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                   -23,744          -1,922

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                  28,702           6,939
                                                  --------------  --------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                        $4,958          $5,017
                                                  ==============  ==============

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                             $120            $429
  Interest                                                5,327           6,381

Non-cash transactions:
  Loans foreclosed                                         $647            $295

See notes to consolidated financial statements.

                        UNION FINANCIAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                                             Retained     Accumulated
                                                               Additional    Earnings,       Other        Treasury       Total
                                               Common Stock     Paid-in    Substantially  Comprehensive    Stock      Shareholders'
                                             Shares    Amount   Capital      Restricted      Income        At Cost       Equity
                                            ---------  ------  ----------  -------------  -------------   --------   --------------
                                             (In Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2002                1,963,252     $20     $11,621        $14,438         $1,726    $ --            $27,805

Net income                                                                         1,407                                     1,407

 Other comprehensive income
  Unrealized losses on securities:
   Unrealized holding losses arising during
    period                                                                                       (2,281)                    (2,281)
                                                                                                                     --------------
 Comprehensive loss                                                                                                           (874)

Options exercised                              16,889                 160                                                      160

Dividend  reinvestment plan contributions       5,248                  81                                                       81

Share repurchase program                      (20,286)                                                        (366)           (366)

Cash dividend ($.30 per share)                                                      (590)                                     (590)

                                           -----------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2003               1,965,103     $20     $11,862        $15,255          ($555)     ($366)        $26,216
                                           =========================================================================================

BALANCE AT DECEMBER 31, 2003                1,969,770     $20     $11,906        $13,848            $99      ($366)        $25,507

Net income                                                                         1,565                                     1,565

 Other comprehensive income
  Unrealized gains on securities:
   Unrealized holding gains arising during
    period                                                                                          220                        220
                                                                                                                     -------------
 Comprehensive income                                                                                                        1,785

Stock option activity                          40,043       1          71                                                       72

Dividend  reinvestment plan contributions       5,280                  84                                                       84

Share repurchase program                      (47,832)                                                        (810)           (810)

Cash dividend ($.30 per share)                                                      (587)                                     (587)

                                           -----------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2004               1,967,261     $21     $12,061        $14,826           $319    ($1,176)        $26,051
                                           =========================================================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Presentation of Consolidated Financial Statements
     -------------------------------------------------

     The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation" or "Union Financial") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated financial statements include the Corporation's wholly owned subsidiaries, Provident Community Bank, N.A. (the "Bank"), a national bank, and Union Financial Statutory Trust I (the "Trust"), a statutory trust created under the laws of the state of Connecticut. The results of operations for the three or nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Corporation.

          In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Corporation's financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Corporation's financial position or results of operations.

     In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprises's equity instruments or that may be settled by the issuance of such equity instruments. This proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of SFAS No.123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this statement is not permitted. The adoption of this statement, if approved, will not have any impact on the Corporation's financial position or results of operations.

     Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

     2. Income Per Share
        ----------------

     Basic income per share amounts for the three and nine months ended September 30, 2004 and 2003 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods.

     3. Assets Pledged
        --------------

     Approximately $56,766,000 and $63,692,000 of debt securities at September 30, 2004 and December 31, 2003, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. The Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

     4. Contingencies and Loan Commitments
        ----------------------------------

     In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at September 30, 2004 related to these items is summarized below:

     Loan Commitments:                                           Contract Amount
     -----------------                                           ---------------

           Approved loan commitments                              $  2,567,000
           Unadvanced portions of loans and credit lines            34,081,000
                                                                  ------------
           Total loan commitments                                 $ 36,648,000
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

     Commitments outstanding at September 30, 2004 consisted of fixed and adjustable rate loans at rates ranging from 5.0% to 6.5%. Commitments to originate loans generally expire within 30 to 60 days.

     Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $71,567,000 at September 30, 2004. Of these lines, the outstanding loan balances totaled approximately $37,486,000.

     5. Corporation Obligated Floating Rate Capital Securities
        ------------------------------------------------------

     On December 18, 2001, the Trust issued $8,000,000 of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $248,000 capital contribution for the Trust's common securities, were used to acquire $8,248,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR. A rate cap of 12.50% is effective through December 18, 2006. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debentures, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the capital securities.

     A summary of the Trust securities issued and outstanding follows:

-----------------------------------------------------------------------------------------------------------
                                    Amount
                                Outstanding at                                                 Distribution
                                 September 30,               Prepayment                          Payment
          Name                2004        2003     Rate      Option Date          Maturity      Frequency
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Union Financial Statutory  $8,000,000  $8,000,000  5.13%  December 18, 2006  December 18, 2031  Quarterly
 Trust I
-----------------------------------------------------------------------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Forward Looking Statements
          --------------------------

          Management's discussion and analysis of financial condition and results of operations and other portions of this Form 10-QSB may contain certain "forward-looking statements" concerning the future operations of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report to describe future plans and strategies. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation's and the Bank's market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

          Financial Condition
          -------------------

          Assets
          ------

          Total assets of the Corporation increased $19,977,000, or 6.04%, to $350,642,000 at September 30, 2004 from $330,665,000 at December 31,
          2003. Investment and mortgage-backed securities increased approximately $31,132,000, or 25.15%, from December 31, 2003 to September 30, 2004, due to the purchase of shorter-term agency and municipal securities for tax benefits that was funded primarily with additional borrowings.

          Loans  increased  $14,325,000,  or 9.34%, to $167,626,000 at September
          30, 2004. The Corporation continues to focus on consumer and commercial lending with reduced emphasis on residential mortgage loans. Consumer and commercial loans outstanding during this period increased $16,734,000, or 18.45%, while outstanding residential mortgage loans decreased $3,394,000 or 5.11%. Real estate acquired through foreclosure decreased $74,000, or 19.79%, to $300,000 at September 30, 2004 from $374,000 at December 31, 2003. The decrease was due to the disposition of four real estate properties during the year offset by the addition of two real estate properties.

          Liabilities
          -----------

          Total liabilities increased $19,433,000, or 6.37%, to $324,591,000 at September 30, 2004 from $305,158,000 at December 31, 2003. Deposits increased $1,328,000, or 0.60%, to $224,459,000 at September 30, 2004
          from $223,131,000 at December 31, 2003. The increase was due primarily to growth in lower cost demand accounts partially offset by a reduction in higher cost certificates of deposit accounts.

          Borrowings   from  the  Federal   Home  Loan  Bank  (FHLB)   decreased
          $2,500,000,  or 3.65%,  to  $66,000,000  at  September  30,  2004 from
          $68,500,000 at December 31, 2003. Securities sold under agreement to repurchase increased $19,000,000 to $24,000,000 at September 30, 2004 from $5,000,000 at December 31, 2003. During this period, securities sold under agreement to repurchase provided a lower cost funding alternative to Federal Home Loan Bank advances. The increase in repurchase agreements funded the additional loan growth and security purchases for the year. Other liabilities increased $1,370,000 to $1,553,000 at September 30, 2004 from $183,000 at December 31, 2003, due primarily to an increase in accrued liabilities. The accrued liabilities balances at December 31, 2003 represented a three month period as a result of the conversion from a September 30 fiscal year to a December 31 calendar year.

          Shareholders' Equity
          --------------------

          Shareholders' equity increased $544,000, or 2.13%, to $26,051,000 at September 30, 2004 from $25,507,000 at December 31, 2003 due to net income of $1,565,000 and a $220,000 increase in unrealized gains on securities available for sale, offset by the repurchase of 47,832 shares at a cost of $810,000 and the payment of $0.30 per share quarterly dividends.


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

          During the nine months ended September 30, 2004, the Corporation's loan originations totaled $56,165,000. At September 30, 2004, the Corporation's investment in agency and mortgage-backed securities totaled $154,921,000. Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $36,648,000 at September 30, 2004. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

          During the nine months ended September 30, 2004, total deposits increased $1,328,000. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2004, totaled $97,046,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At September 30, 2004, the Corporation had $66,000,000 of FHLB borrowings and $24,000,000 of securities sold under agreements to repurchase.

          Capital Management

          The capital requirement of the Bank consists of three components: (1) tangible capital, (2) core capital and (3) risk based capital. Tangible capital must equal or exceed 1.5% of adjusted total assets. Core capital must be a minimum of 4% of adjusted total assets and risk based capital must be a minimum of 8% of risk weighted assets.

          As of September 30, 2004, the Bank's capital position, as calculated under regulatory guidelines, exceeds these minimum requirements as follows (dollars in thousands):

                                                Requirement    Actual    Excess

     Tangible capital                             $ 5,200     $29,124   $23,924
     Tangible capital to adjusted total assets      1.50%       8.40%     6.90%

     Core capital                                 $13,868     $29,124   $15,256
     Core capital to adjusted total assets          4.00%       8.40%     4.40%

     Risk based capital                           $15,824     $31,224   $15,400
     Risk based capital to risk weighted assets     8.00%      15.79%     7.79%


          On January 29, 2003, the Corporation announced that the Board of Directors had approved a stock repurchase program authorizing the Corporation to repurchase up to 98,000, or 5% of the outstanding shares of the Corporation's common stock. The shares are to be repurchased either through open market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. The repurchase program is expected to improve the Corporation's operating performance on a per share basis, enhance, in the long term, the market price per share of the Corporation's common stock and increase the liquidity of the Corporation's common stock. During the quarter ending September 30, 2004, the Corporation repurchased 18,468 shares. As of September 30, 2004, the Corporation had repurchased a total of 68,118 shares under this authorization.

          Results of operations for the nine months ended September 30, 2004 and
          ----------------------------------------------------------------------
          2003
          ----

          General
          -------

          Net income increased $158,000, or 11.23%, to $1,565,000 for the nine months ended September 30, 2004 as compared to the same period in 2003 as an increase in net interest income was partially offset by increases in provision for loan losses and non-interest expense along with a reduction in non-interest income.

          Interest Income
          ---------------

          Interest income decreased $71,000, or 0.56%, to $12,525,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. Interest income on loans decreased by 5.08%, or $407,000, to $7,599,000 for the nine months ended September 30, 2004 from $8,006,000 for the nine months ended September 30, 2003, due primarily to declining market interest rates along with a smaller average balance of loans due to our decreased emphasis on mortgage loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $336,000, or 7.32%, for the nine months ended September 30, 2004 to $4,926,000 from $4,590,000 during the same period in 2003. The increase was due primarily to increased investments in mortgage-backed securities and government agency securities, offset by decreased yields due to the lower interest rate environment.

          Interest Expense
          ----------------

          Interest expense decreased $1,038,000, or 16.17%, to $5,380,000 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Interest expense on deposit accounts decreased $549,000, or 16.01%, to $2,881,000 for the nine months ended September 30, 2004 from $3,430,000 during the same period in 2003 due to lower cost of deposits as a result of deposit composition and lower market rates. The Corporation continues to target lower cost demand deposit accounts from traditional higher cost certificates of deposits. Interest expense on borrowings decreased $495,000, or 18.43%, for the nine months ended September 30, 2004 as compared to the same period in the previous year due to lower borrowing rates due to the use of securities sold under agreement to repurchase instead of FHLB advances and the lower interest rate environment.

          Provision for Loan Losses
          -------------------------

          During the nine months ended September 30, 2004, the provision for loan losses was $775,000 as compared to $545,000 for the same period in the previous year, primarily due to increased charge-offs and a loan portfolio consisting of a higher percentage of consumer and commercial loans which generally carry greater risk offset by a decrease in non-accrual loans. During the nine months ended September 30, 2004, non-accrual loans decreased $1,543,000 from $2,829,000 at December 31, 2003 to $1,286,000 at September 30, 2004. Loans 30-89
          days past due and still accruing also decreased $6,422,000 from $7,636,000 at December 31, 2003 to $1,214,000 at September 30, 2004.
          The reduction in delinquent and non performing loans is a result of increased emphasis and focus from the Credit Administration area of the Bank that was brought about from the charter change in the previous year. During the nine months ended September 30, 2004, bad debt charge-offs, net of recoveries, was $1,058,000 as compared to $254,000 for the same period in the previous year. The increase in bad debt charge-offs over the previous year includes approximately $859,000 from two commercial loans that were written down due to a reduction in the market value of the supporting loan collateral. The increase in the provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Management believes the Corporation's loan loss allowance is adequate to absorb possible loan losses inherent in the portfolio. The Corporation's loan loss allowance at September 30, 2004 was approximately 1.24% of the Corporation's outstanding loan portfolio and 163.30% of non-performing loans compared to 1.51% of the Corporation's outstanding loan portfolio and 80.85% of non-performing loans at December 31, 2003.

          The allowance for loan loss calculation includes a segmentation of loan categories subdivided by residential mortgage, commercial and consumer loans. Each category is rated for all loans including performing groups. The weight assigned to each performing group is developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition, as the loan categories increase and decrease in balance, the allowance for loan loss calculation will adjust accordingly.


          The changes in the allowance for loan losses consisted of the following (in thousands):

          ----------------------------------------------------------
          Balance at beginning of year                       $2,383
          ----------------------------------------------------------
          Provision for loan losses                             775
          ----------------------------------------------------------
          Charge-offs, net                                   (1,058)
                                                            --------
          ----------------------------------------------------------
                                                             $2,100
                                                            ========
          ----------------------------------------------------------

          The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                           September 30, 2004  December 31, 2003
                                           ------------------  -----------------
Non-accruing loans which are
contractually past due 90 days
 or more:

Real Estate                                       $  299             $  896
Commercial                                           886              1,720
Consumer                                             101                213
                                                 --------           --------
Total                                             $1,286             $2,829
                                                 ========           ========

Percentage of loans receivable, net                0.77%              1.85%
                                                 ========           ========

Percentage of allowance for loan losses
to total loans outstanding                         1.24%              1.51%
                                                 ========           ========

Allowance for loan losses                         $2,100             $2,368
                                                 ========           ========
Real estate acquired through
 foreclosure and repossessed
 assets, net of allowances                        $  300             $  374
                                                 ========           ========


Non-Interest Income
-------------------

     Total non-interest income decreased $151,000, or 8.53%, to $1,620,000 for the nine months ended September 30, 2004 from $1,771,000 for the same period in the previous year due primarily to $591,000 from the gain on sale of investments in 2003 compared to a loss on sale of securities of $8,000 for the current year. Fees from financial services increased $182,000, or 13.74%, to $1,507,000 for the nine months ended September 30, 2004 from $1,325,000 for the same period in the previous year. The increase was due primarily to increases in demand deposit accounts over the previous year. Loan servicing fees for the nine months ended September 30, 2004 was $49,000 compared to loan servicing costs of ($145,000) for the same period in the previous year. The increase in loan servicing fees was due to the amortization of servicing expense with all costs being fully amortized in the previous year. Mortgage banking fees from the gain on sale of loans for the nine months ended September 30, 2004 was $72,000 compared to $0 for the same period in the previous year as the Corporation sold $7,512,000 in fixed rate mortgage loans during the year as part of its interest rate risk strategies. The sales represent loans funded and sold through a third party on a servicing released basis.

     Non-Interest Expense
     --------------------

     For the nine months ended September 30, 2004, total non-interest expense increased $331,000, or 5.93%, to $5,915,000 from $5,584,000 for the same period in 2003. On June 16, 2003, the Corporation opened its York County regional banking center and therefore, expense categories for 2004 reflect additions for the new banking center. Compensation and employee benefits increased $212,000, or 8.25%, to $2,782,000 for the nine month period ended September 30, 2004 from $2,570,000 for the same period in 2003, due primarily to staff additions resulting from the new branch. Occupancy and equipment expense increased $56,000, or 4.00%, to $1,455,000 for the nine months ended September 30, 2004 from $1,399,000 for the same period in 2003, due to higher rent expense due to the new office. Professional services expense decreased $41,000, or 15.36%, to $226,000 for the nine months ended September 30, 2004 from $267,000 for the same period in 2003 due to lower legal expenses as a result of previous year costs incurred from the Corporation's conversion to a national bank charter. Advertising expense decreased $49,000, or 28.82%, to $121,000 for the nine months ended September 30, 2004 from $170,000 for the same period in 2003, due to the previous year promotional costs incurred related to the new banking center opening.

     Real estate operations costs increased $74,000, or 200.00%, to $111,000 for the nine months ended September 30, 2004 from $37,000 for the same period in 2003, due to higher disposition costs associated with foreclosed real estate properties. Items processing expense increased $21,000, or 12.43%, to $190,000 for the nine months ended September 30, 2004 from $169,000 for the same period in 2003, due to an increase in demand accounts. Telephone expense increased $15,000, or 15.63%, to $111,000 for the nine months ended September 30, 2004 from $96,000 for the same period in 2003, due to additional expense from the new office. Other expense increased $45,000, or 12.06%, to $418,000 for the nine months ended September 30, 2004 from $373,000 for the same period in 2003, due primarily to higher general expenses that resulted from the new office opening in York County.

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

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
             -----------------------------------------------------------

     The following table provides certain information with regard to shares repurchased by the Corporation during the third quarter of 2004.

--------------------------------------------------------------------------------------------------------
                                                                     (c)
                                                               Total Number of               (d)
                           (a)                                 Shares Purchased       Maximum Number of
                      Total Number of           (b)            as part of Publicly    Shares that may be
                      Shares             Average Price Paid    Announced              purchased under
Period                Purchased          per share             Programs               Program
--------------------------------------------------------------------------------------------------------
July 1, 2004 through         15                $16.51                   15                  48,335
July 31, 2004
--------------------------------------------------------------------------------------------------------
August 1, 2004            5,644                $16.04                5,644                  42,691
through August 31,
2004
--------------------------------------------------------------------------------------------------------
September 1, 2004        12,809                $16.31                12,809                 29,882
through September 30,
2004
--------------------------------------------------------------------------------------------------------
Total                    18,468                $16.23                18,468                    N/A
--------------------------------------------------------------------------------------------------------

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        Exhibits
        --------

 31(a)  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

 31(b)  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

 32(a) Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

 32(b) Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
                                  (Registrant)




    Date: October 29, 2004                      By: /s/ Dwight V. Neese
          ----------------                          -------------------
                                                    Dwight V. Neese, CEO

    Date: October 29, 2004                      By: /s/ Richard H. Flake
          ----------------                          --------------------
                                                    Richard H. Flake, CFO