Form 10KSB
period 2004-12-31
UNION FINANCIAL BANCSHARES INC
filed 2005-03-22
CIK 926164

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.   ☒

The issuer’s revenues for the fiscal year ended December 31, 2004 were approximately $19,535,000.

As of February 25, 2005, there were 1,915,827 shares of the registrant’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked price on March 4, 2005, was approximately $30,876,963 (1,724,970 shares at $17.90 per share). Solely for the purposes of this calculation it is assumed that directors and executive officers are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2004 (Part II).

2.	Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III).

PART I

Item 1.	Business

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

The Bank converted from a federal savings bank to a national bank charter in July 2003. The Bank’s operations are conducted through its main office in Union, South Carolina and six full-service banking centers, all of which are located in the upstate area of South Carolina. The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). In addition, Union Financial is a bank holding company, subject to regulation by the Federal Reserve Board (the “FRB”).

On October 21, 2003, the Board of Directors of Union Financial changed the fiscal year end of the Corporation from September 30 to December 31, effective December 31, 2003.

The business of the Bank consists primarily of attracting deposits from the general public and originating loans to consumers and businesses. The Bank also maintains a portfolio of investment securities. The principal sources of funds for the Bank’s lending activities include deposits received from the general public, interest and principal repayments on loans and, to a lesser extent, borrowings from the FHLB. The Bank’s primary source of income is interest earned on loans and investments. The Bank’s principal expense is interest paid on deposit accounts and borrowings and expenses incurred in operating the Bank.

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

Competition

The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial and consumer loans. Its most direct competition for savings deposits has historically been derived from other thrift institutions and commercial banks located in and around Union, Laurens, Fairfield and York Counties, South Carolina. As of June 30, 2004, according to information presented on the Federal Deposit Insurance Corporation’s website, the Corporation held 44% of the deposits in Union County, which was the largest share of deposits out of four financial institutions in the county. Additionally, the Corporation held 24% of the deposits in Fairfield County, which was the second largest out of four financial institutions in the county and 8% of the deposits in Laurens County, which was the sixth largest share of deposits out of eight financial institutions in the county.

However, the Corporation competes with super-regional banks, such as Wachovia Bank and National Bank of Commerce, and large regional banks, such as First-Citizens Bank and Trust Company of South Carolina and Carolina First Bank. These competitors have substantially greater resources and lending limits than the Corporation does and offers services that the Corporation does not provide. The Bank faces additional significant competition for investor funds from money market instruments and mutual funds. It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

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

	Year Ended December 31,				Year Ended September 30,
	2004				2003				2002
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$160,131		$10,399	6.49%	$157,265		$10,914	6.94%	$165,085		$12,519	7.58%
Mortgage-backed securities	48,216		1,868	3.93	79,104		2,991	3.78	73,397		4,012	5.47
Investment securities:
Taxable	91,630		3,715	4.02	52,459		2,115	4.03	14,606		1,015	6.95
Nontaxable	21,063		930	4.57	18,490		881	4.77	17,648		731	4.14

Total investment securities	112,693		4,645	4.12	70,949		2,996	4.22	32,254		1,746	5.41
Overnight deposits	6,434		40	0.62	5,396		23	0.42	8,246		86	1.03

Total interest-earning assets	327,474		16,952	5.18	312,714		16,924	5.41	278,982		18,362	6.58
Non-interest-earning assets	24,803				22,630				18,365

Total assets	$352,277				$335,344				$297,347

Interest-bearing liabilities:
Savings accounts	17,966		72	0.40	15,639		116	0.75	15,336		146	0.95
Negotiable order of withdrawal accounts	58,060		436	0.75	42,348		277	0.65	37,862		425	1.12
3 Certificate accounts	144,930		3,395	2.34	149,355		4,267	2.86	142,953		5,430	3.80
FHLB advances and other borrowings	103,639		3,343	3.23	97,900		4,042	4.13	74,918		3,774	5.04

Total interest-bearing liabilities	324,595		7,246	2.23	305,242		8,702	2.85	271,069		9,775	3.61
Non-interest-bearing liabilities	2,077				5,400				1,576

Total liabilities	326,672				310,642				272,645
Shareholders’ equity	25,605				24,702				24,702

Total liabilities and shareholders’ equity	$352,277				$335,344				$297,347

Net interest income			$9,706				$8,222				$8,587

Interest rate spread (2)				2.94%				2.56%				2.97%
Net interest margin (3)			2.96%				2.63%				3.08%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.01	x			1.02	x			1.03	x

(1)	Average loans receivable includes nonaccruing loans. Interest income does not include interest on loans 90 days or more past due.

(2)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.

(3)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Lending Activities

General. Set forth below is selected data relating to the composition of the Bank’s loan portfolio on the dates indicated (dollars in thousands).

	At December 31,		At September 30,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
First mortgage loans:
Conventional	$43,556	25.46%	$55,647	36.39%	$88,746	54.92%	$110,109	69.66%	$126,949	75.65%
Commercial	43,351	25.34	40,372	26.40	31,465	19.48	16,299	10.31	13,036	7.77
Multi-family and construction loans	3,823	2.23	2,170	1.42	5,514	3.41	12,259	7.76	12,335	7.35

Total mortgage loans	90,730	53.03	98,189	64.21	125,725	77.81	138,667	87.73	152,320	90.77
Consumer and installment loans	30,826	18.02	25,445	16.64	25,884	16.02	22,662	14.33	22,307	13.29
Commercial loans	54,796	32.02	33,859	22.14	16,100	9.96	5,593	3.54	2,527	1.51

Total loans	176,352	103.07	157,493	102.99	167,709	103.79	166,922	105.60	177,154	105.57

Less:
Undisbursed loans in process	(2,363)	(1.38)	(1,392)	(0.91)	(3,204)	(1.97)	(6,108)	(3.86)	(5,445)	(3.24)
Loan discount unamortized	(993)	(0.58)	(1,448)	(0.95)	(1,685)	(1.04)	(1,922)	(1.22)	(2,718)	(1.62)
Allowance for loan losses	(2,026)	(1.18)	(1,842)	(1.20)	(1,371)	(0.85)	(1,080)	(0.68)	(1,360)	(0.81)
Deferred loan fees	124	0.07	110	0.07	127	0.07	251	0.16	176	0.10

Net loans receivable	$171,094	100.00%	$152,921	100.00%	$161,576	100.00%	$158,063	100.00%	$167,807	100.00%

The following table sets forth, at December 31, 2004, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

	Due Within One Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
First mortgage loans:
Conventional loans	$207	$2,257	$41,092	$43,556
Commercial loans	10,300	29,168	3,883	43,351
Multi-family and construction loans (1)	3,823	—	—	3,823
Consumer and installment loans	3,129	9,875	17,822	30,826
Commercial loans	19,696	26,057	9,043	54,796

Total	$37,155	$67,357	$71,840	$176,352

(1)	Includes construction/permanent loans.

The actual average life of mortgage loans is substantially less than their contractual term because of loan repayments and because of enforcement of due-on-sale clauses that give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

The following table sets forth, at December 31, 2004, the dollar amount of loans due after December 31, 2005 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

	Fixed	Adjustable	Total
First mortgage loans:
Conventional loans	$27,800	$15,549	$43,349
Commercial loans	9,688	23,363	33,051
Consumer and installment loans	12,559	15,138	27,697
Commercial loans	6,218	28,882	35,100

Total	$56,265	$82,932	$139,197

Real Estate Loans. The Bank originates conventional mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. The Bank’s residential real estate loan portfolio also includes loans on multi-family dwellings (more than five units) and commercial real estate. At December 31, 2004, approximately $43.5 million, or 25.5% of the Corporation’s net loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal, excluding construction loans).

Office of the Comptroller of the Currency regulations limit the amount that national banks may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Federal regulations permit a maximum loan-to-value ratio of 100% for one-to four-family dwellings and 85% for all other real estate loans. The Bank’s lending policies, however, limit the maximum loan-to-value ratio on one-to-four-family real estate mortgage loans to 80% of the lesser of the appraised value or the purchase price. Any single-family loan made in excess of an 80% loan-to-value ratio and any commercial real estate loan in excess of a 75% loan-to-value ratio is required to have private mortgage insurance or additional collateral. In the past, the Bank has originated some commercial real estate loans in excess of a 75% loan-to-value ratio without private mortgage insurance or additional collateral.

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

The Bank offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Bank’s marketplace, only a small percentage of “local” loans are adjustable-rate mortgage loans (“ARMs”). The majority of adjustable-rate loans in the portfolio are originated outside of the Bank’s market area by third party originators. These loans are originated and underwritten using the same terms and conditions as loans originated by the Bank. The Bank offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At December 31, 2004, the Bank had approximately $15.5 million of ARMs, or 9.1% of the Bank’s total loans receivable. At December 31, 2004, 16.4% of the Bank’s loan portfolio consisted of long-term, fixed-rate real estate loans.

Net interest income depends to a large extent on how successful the Corporation is in “matching” interest-earning assets and interest-bearing liabilities. The Corporation has taken steps to reduce its exposure to rising interest rates. For a discussion of these steps, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Commercial real estate loans constituted approximately $43.4 million, or 25.3%, of the Bank’s net loan portfolio at December 31, 2004. Commercial real estate loans consist of permanent loans secured by multi-family loans, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans are originated and purchased for inclusion in the Bank’s portfolio. These loans generally have 20- to 30-year amortization schedules and are callable or have balloon payments after five years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

Loans secured by multi-family and commercial real estate properties may involve greater risk than single-family residential loans. Such loans generally are substantially larger than single-family residential loans. Further, the payment experience on loans secured by commercial properties typically depends on the successful operation of the properties, and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

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

At December 31, 2004, the Bank had approximately $3.8 million outstanding in construction loans, including approximately $2.4 million in undisbursed proceeds. Substantially all of these loans were secured by one- to four-family residences.

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

Commercial Loans. The Bank makes commercial business loans primarily in its market area through its branch network to small businesses. Each county location of the branch network has an experienced commercial lender that is responsible for the generation of this product. In selective cases, the Bank will enter into a loan participation within its market area to purchase a portion of a commercial loans that meets the Banks underwriting criteria. The Bank offers secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal and are payable on demand, subject to annual review and renewal. When making commercial loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. The Bank’s largest commercial loan relationship was a $3.2 million loan secured by real estate located in Rock Hill, South Carolina. This loan was performing according to its original terms at December 31, 2004.

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

Loan Solicitation and Processing. Loan originations come from both walk-in customers and loan brokers. The loan origination process for walk-in customers includes an initial interview with an officer of the Bank for the purpose of obtaining a formal application. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by pre-approved, independent fee appraisers. As soon as the required information has been obtained and the appraisal completed, the loan is submitted to the authorized officer, loan committees or full Board of Directors for review. The Bank utilizes various officers and loan committees for the approval of real estate loans. The President and Chief Executive Officer has the authority to approve loan requests up to and including $500,000 in secured credit and up to and including $500,000 in unsecured credit. The President and Chief Executive Officer or the Chief Credit Officer along with two members of the Board Loan Committee have the authority to approve loan requests up to $1,000,000 in secured credit and $500,000 in unsecured credit. The Board of Directors has appointed a Board Loan Committee comprised of two members elected annually from the Board of Directors and four senior executive officers of the Bank. A quorum of three members, including at least one Board member, is required for any action. This Committee has the authority to approve all secured and unsecured loan requests with the exception of a single loan request exceeding $2,000,000 in secured credit and exceeding $1,000,000 in unsecured credit, which require approval of the entire Board of Directors.

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

Loan Originations, Purchases and Sales. During fiscal 2001, the Bank reduced broker loan purchases and originations and phased out its mortgage lending operations to provide an increased capital allocation for consumer and commercial lending. Consequently, the Bank did not securitize any loans in either the 2004 or 2003 fiscal years. The Bank does not have any current plans to sell a large volume of loans, other than fixed-rate mortgage loans it originates through its retail branch network. The Bank purchases participation interests in loans originated by other institutions. The Bank had total purchases of participation interests of $7.8 million in fiscal 2004. These participation interests are on both residential and commercial properties and carry either a fixed or adjustable interest rate. The Bank performs its own underwriting analysis on each of its participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, the Bank does not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates, including any annual financial statements provided by a borrower. Additionally, the Bank receives periodic updates on the loan from the lead lender.

The following table sets forth the Bank’s loan origination activity for the periods indicated (in thousands):

	Year Ended December 31, 2004	Year Ended September 30,
		2003	2002
Loans originated:
First mortgage loans:
Conventional loans	$6,025	$7,590	$9,926
Multi-family and construction loans	1,411	2,550	6,625

Total mortgage loans originated	7,436	10,140	16,551

Consumer and installment loans	15,166	11,172	12,318
Commercial loans	43,121	41,229	57,838

Total loans originated	$65,723	$62,541	$86,707

Loan participations	$7,798	$7,085	$5,275

Loan Commitments. The Bank’s commitments to make conventional mortgage and commercial loans are normally made for periods of up to 60 days from the date of loan approval. See “Financial Condition, Liquidity and Capital Resources” in the Annual Report.

Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Bank charges origination fees or “points” for originating loans. Loan origination fees are usually a percentage of the principal amount of the mortgage loan, typically between 0.5% and 2%, depending on the terms and conditions. Other fees collected include late charges applied to delinquent payments and fees collected in connection with loan modifications. The Bank charges a 5% late charge fee on payments delinquent 15 days or more on new loan originations, loan modifications, loan assumptions and loans currently in the Bank’s portfolio where applicable. Late charges and modification fees do not constitute a material source of income. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. As of December 31, 2004, the Corporation had net deferred loan fees of approximately $124,000.

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

A loan is impaired when it is probable, based on current information, the Corporation will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan on a loan-by-loan basis and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. A loan is classified as non-accrual at the time management believes that the collection of interest is improbable, generally when a loan becomes 90 days past due. The Bank’s policy for charge-off of impaired loans is on a loan-by-loan basis. At the time management believes the collection of interest and principal is remote, the loan is charged off. The Bank’s policy is to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method.

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less selling costs. Any subsequent write-down of the property is charged to income.

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated (dollars in thousands). It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. As of and for the years ended December 31, 2004 and September 30, 2003, $197,000 and $718,246, respectively, were classified within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15. The reduction in non-performing assets from $3.7 million at September 30, 2003 to $1.1 million at December 31, 2004 was due primarily to the increase in loan charge-offs of $1.4 million for the comparable period.

	At December 31, 2004	At September 30,
		2003	2002	2001	2000
Loans accounted for on a non-accrual basis:
Real estate	$217	$408	$916	$626	$763
Commercial	142	2,437	524	160	247
Consumer	391	209	426	9	106

Total	750	3,054	1,866	795	1,116

Accruing loans which are contractually past due 90 days or more	—	—	—	—	—
Real estate owned, net	364	652	356	77	459

Total non-performing assets	$1,114	$3,706	$2,222	$872	$1,575

Percentage of non-performing assets to loans receivable net	0.65%	2.42%	1.37%	0.56%	0.94%

Interest income that would have been recorded for the year ended December 31, 2004 had non-accruing loans been current in accordance with their original terms amounted to approximately $45,000. There was no interest included in interest income on such loans for the year ended December 31, 2004.

Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To cover losses inherent in the portfolio of performing loans, the Bank maintains an allowance for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on a number of factors, including management’s evaluation of the collectibility of the loan portfolio, the nature and size of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analysis pertinent to each situation.

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

While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect the Corporation’s financial condition and results of operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements for information concerning the Bank’s provision and allowance for possible loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated (dollars in thousands):

	At December 31, 2004	Three Months Ended December 31, 2003	At September 30,
			2003	2002	2001	2000
Balance at beginning of year	$2,383	$1,842	$1,371	$1,080	$1,360	$836

Loans charged off:
Real estate	(62)	(47)	(255)	(127)	(180)	(85)
Commercial	(1,740)	(154)	(11)	(542)	(211)	—
Consumer	(40)	(39)	(65)	(82)	(176)	(129)

Total charge-offs	(1,842)	(240)	(331)	(751)	(567)	(214)

Recoveries:
Real estate	22	1	31	36	4	—
Commercial	192	51	6	—	8	—
Consumer	21	4	40	16	35	64

Total recoveries	235	56	77	52	47	64

Net charge-offs	(1,607)	(184)	(254)	(699)	(520)	(150)

Merger additions	—	—	—	—	—	449
Provision for loan losses (1)	1,250	725	725	990	240	225

Balance at end of year	$2,026	$2,383	$1,842	$1,371	$1,080	$1,360

Ratio of net charge-offs to average gross loans outstanding during the period	0.91%	0.12%	0.16%	0.42%	0.32%	0.08%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

The Bank experienced bad debt charge-offs, net of recoveries, of approximately $1.6 million in fiscal 2004 compared to $254,000 for fiscal 2003. The loan charge-offs for the current year included approximately $1.3 million from three commercial loans that were charged-off after the loans were determined to be uncollectable. The Bank does not think that the higher level of loan charge-offs for the current year reflects any trends in the commercial loan portfolio. The allowance for loan losses to total loans ratio at the end of fiscal 2004 was 1.18% compared to 1.19% at the end of fiscal 2003. Nonperforming assets, which includes repossessed assets and loans on non-accrual, decreased to $1.1 million at December 31, 2004 from $3.7 million at September 30, 2003.

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

	At December 31, 2004		At September 30,
			2003		2002		2001		2000
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Real estate	$208	26.87%	$339	43.45%	$357	62.58%	$400	73.31%	$600	78.62%
Commercial	1,584	55.65	1,182	37.05	778	20.82	100	13.11	200	8.79
Consumer	121	17.48	209	19.50	141	16.60	500	13.58	500	12.59
Unallocated	113	N/A	112	N/A	95	N/A	80	N/A	60	N/A

Total allowance for loan losses	$2,026	100.00%	$1,842	100.00%	$1,371	100.00%	$1,080	100.00%	$1,360	100.00%

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

When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets or a portion of assets as loss, it is required either to establish a specific allowance for losses equal to

100% of the amount of the asset or a portion thereof so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Comptroller of the Currency who can order the establishment of additional general or specific loss allowances.

The following tables set forth the number and amount of classified loans at December 31, 2004 (dollars in thousands):

	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate	—	$—	—	$—	5	$217	10	$616
Commercial	—	—	—	—	7	3,528	6	2,118
Consumer	—	—	—	—	7	391	2	54

Total	—	$—	—	$—	19	$4,136	18	$2,788

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

The following table sets forth the Corporation’s investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

	At December 31,		At September 30,
	2004		2003		2002
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Available for sale:
Investment securities:
U.S. Agency obligations	$71,548	50.43%	$48,596	30.87%	$10,599	9.01%
Corporate securities	8,619	6.08	5,425	3.45	3,717	3.16
Equity securities	2,257	1.59	2,435	1.55	—	—
Municipal securities	20,544	14.48	22,334	14.18	14,597	12.41

Total investment securities	102,968	72.58	78,790	50.05	28,913	24.58

Mortgage-backed and related securities	38,896	27.42	78,648	49.95	88,720	75.42

Total	$141,864	100.00%	$157,438	100.00%	$117,633	100.00%

	At December 31,		At September 30,
	2004		2003		2002
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Held to Maturity:
Investment securities:
Municipal securities	$1,630	100.00	—	—	—	—

Total	$1,630	100.00%	—	—	—	—

The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to 30 years. The Corporation also purchases government agency adjustable-rate securities that are backed by the full faith and credit of the U.S. government. The Corporation increased its level of agency securities over the previous year to balance the portfolio mix and stabilize interest rate flows as a result of the high loan prepayment speeds experienced with mortgage-backed securities.

The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations (“CMOs”). While these securities possess minimal credit risk due to the Federal guarantee backing the U.S. government agencies, they possess liquidity and interest rate risk. The amortized cost and fair value of the CMOs at December 31, 2004 was approximately $7.2 million. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

The following table sets forth at amortized cost (held to maturity) and market value (available for sale) the maturities and weighted average yields of the Corporation’s investment and mortgage-backed securities portfolio at December 31, 2004 (dollars in thousands):

	Amount Due or Repricing within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for Sale:
Investment securities:
U.S. Agency obligations	$7,600	3.34%	$49,938	4.23%	$14,010	3.66%	—	—	$71,548	4.02%
Municipal securities	71	5.06	1,423	5.19	495	4.42	18,555	4.67	20,544	4.70
Equity securities	—	—	—	—	—	—	2,257	2.56	2,257	2.56

Corporate securities	2,171	5.02	4,460	4.64	—	—	1,988	7.00	8,619	5.28

Total investment securities	9,842	3.72	55,821	3.79	14,505	3.68	22,800	4.67	$102,968	4.23
Mortgage-backed and related securities	1,791	3.87	14,722	3.66	2,713	5.36	19,670	4.54	38,896	4.23

Total available for sale	11,633	3.74	70,543	3.76	17,218	3.95	42,470	4.61	141,864	4.23

Held to Maturity:
Investment securities:
Municipal securities	—	—	—	—	—	—	1,630	3.90	1,630	3.90

Total held to maturity	$—	—	$—	—	$—	—	$1,630	3.90	$1,630	3.90

At December 31, 2004, approximately $16.3 million of mortgage-backed securities were adjustable-rate securities.

Deposits and Borrowings

Deposits are the major source of the Corporation’s funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be significantly influenced by general market interest rates and money market conditions. During fiscal year 2004, the Bank experienced a net increase in deposits of approximately $4.4 million due to the result of various deposit promotion programs with continued emphasis on increasing core deposits. In addition, the Bank also opened a new branch location during the third quarter of the fiscal year that contributed to the deposit growth. The Bank borrowed funds to support the remaining growth experienced in fiscal 2004.

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

The following table sets forth the time deposits of the Bank classified by rates as of the dates indicated (in thousands):

	At December 31,	At September 30,
	2004	2003	2002
Up to 2.0%	$58,034	$73,282	$16,830
2.01% to 4.0%	68,942	57,186	90,116
4.01% to 6.0%	16,089	21,951	29,103
6.01% to 8.0%	495	823	2,791

Total savings certificates	$143,560	$153,242	$138,840

The following table sets forth the maturities of time deposits at December 31, 2004 (in thousands):

Amount
Within three months	$23,362
After three months but within six months	28,527
After six months but within one year	40,445
After one year but within three years	48,544
After three years but within five years	2,085
After five years but within ten years	597

Total	$143,560

Certificates of deposit with maturities of less than one year decreased from $103.6 million at September 30, 2003 to $92.3 million at December 31, 2004. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. In addition, management of the Bank believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2004 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Amount
Three months or less	$8,458
Over three through six months	10,325
Over six months through twelve months	14,632
Over twelve months	18,472

Total jumbo certificates	$51,887

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

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

	At December 31, 2004	At September 30,
		2003	2002
Balance outstanding at end of period:
FHLB advances and other borrowings	$95,747	$93,000	$82,000
Weighted average rate paid on:
FHLB advances and other borrowings	3.07%	3.59%	4.94%

	Year Ended December 31, 2004	Year Ended September 30,
		2003	2002
Maximum amount of borrowings outstanding at any month end:
FHLB advances and other borrowings	$103,750	$104,000	$82,000
Approximate average borrowings outstanding with respect to:
FHLB advances and other borrowings	$103,600	97,900	74,936
Approximate weighted average rate paid on:
FHLB advances and other borrowings	3.23%	4.13%	5.04%

At December 31, 2004, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $10 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option. At December 31, 2004, the Bank had unused lines of credit for longer term advances totaling $11 million.

Subsidiary Activities

Under OCC regulations, the Bank generally may invest in operating subsidiaries, which may engage in activities permissible for the Bank itself. The Bank currently holds Provident Financial Services, Inc. for the purpose of engaging in securities brokerage activities for the benefit of the Bank’s customers.

Union Financial maintains one other subsidiary other than the Bank. In November 2001, Union Financial Statutory Trust I was established as a statutory trust under Connecticut law for the purpose of issuing trust preferred securities. Union Financial Statutory Trust I issued trust preferred securities on December 18, 2001.

Employees

The Corporation has 68 full-time employees and 11 part-time employees. None of the employees are represented by a collective bargaining unit. The Corporation believes that relations with its employees are excellent.

REGULATION AND SUPERVISION

General

Union Financial, which is a bank holding company, is required to file certain reports with the Federal Reserve Board and otherwise comply with the Bank Holding Company Act of 1956, as amended (“BHCA”) and the rules and regulations promulgated thereunder.

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

Holding Company Regulation

Federal Regulation. As a bank holding company, Union Financial is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. Union Financial is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval is also required for Union Financial to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, Union Financial would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies and banks involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required from other agencies having supervisory jurisdiction over the banks to be acquired.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank. See “Capital Requirements.” Union Financial’s total and Tier 1 capital exceed these requirements.

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

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Furthermore, the FRB has authority to prohibit a bank holding company from paying a capital distribution where a subsidiary bank is undercapitalized. These regulatory policies could affect the ability of Union Financial to pay dividends or otherwise engage in capital distributions.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank. Union Financial’s total and Tier 1 capital exceed these requirements.

Both the OCC and the FRB have the discretion to establish higher capital requirements on a case-by-case basis where deemed appropriate in the circumstances of a particular bank or bank holding company.

Prompt Corrective Regulatory Action. Under the prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. Deposits of the Bank are insured by the Savings Association Insurance Fund (“SAIF”) maintained by the FDIC. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories (well capitalized, adequately capitalized or undercapitalized) based on the institution’s financial information as of the reporting period ending seven months before the assessment period. The FDIC also assigns the institution to one of three supervisory subcategories within each capital group, based on a supervisory evaluation provided to the FDIC by the institution’s primary regulator and such other information that the FDIC deems relevant with respect to the financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF deposits are determined semi-annually and currently range from 0 basis points for well-capitalized institutions in the highest supervisory category to 27 basis points for the weakest institutions. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. FICO payments during 2004 approximated 1.51 basis points of assessable deposits.

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

Loans to One Borrower. National banks are subject to limits on the amount that they may lend to single borrowers. Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital). An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2004, the Bank’s limit on loans to one borrower was $4.8 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $3.2 million.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.6 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $47.6 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2004 of $3.5 million.

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

The Corporation owns two banking offices and an operations center in Union, South Carolina, two banking offices in Winnsboro, South Carolina and a banking office in each of Laurens, Jonesville and Rock Hill, South Carolina. The net book value of the Corporation’s investment in premises and equipment totaled approximately $5.6 million at December 31, 2004. See Note 4 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

Item 3.	Legal Proceedings

Neither Union Financial nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business wherein it enforces the Bank’s security interest in mortgage loans the Bank has made.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

For information related to the market for common equity and related stockholder matters, the information contained under the section captioned “Common Stock Market Price and Dividend Information” in the Annual Report to Shareholders (the “Annual Report”) is incorporated herein by reference.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2004 through October 31, 2004	4,000	$17.32	4,000	25,882

November 1, 2004 through November 30, 2004	10,200	$18.01	10,200	15,682

December 1, 2004 through December 31, 2004	667	$17.95	667	15,015

Total	14,867	$17.82	14,867	N/A

(1)	On January 29, 2003, the Corporation announced that the Board of Directors had approved a stock repurchase program authorizing the Corporation to repurchase up to 98,000 shares of the Corporation’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of Union Financial. The day-to-day management duties of the executive officers of Union Financial and the Bank relate primarily to their duties as to the Bank. The executive officers of Union Financial currently are as follows:

Name	Age(1)	Position as of December 31, 2004
Dwight V. Neese	54	President, Chief Executive Officer and Director
Richard H. Flake	56	Executive Vice President - Chief Financial Officer
Lud W. Vaughn	54	Executive Vice President - Chief Credit Officer
Edward A. Brock	43	Senior Vice President of the Bank

Name	Age (1)	Position as of December 31, 2004
Wanda J. Wells	49	Senior Vice President - Chief Administrative Officer and Corporate Secretary
Mark F. Pack	39	Senior Vice President - Business Manager Program
Henry G. Alexander, Jr.	44	Vice President - Commercial Lending of the Bank
Carolyn H. Belue	48	Vice President - Operations Manager of the Bank
Brenda Billardello	45	Vice President - Marketing Director of the Bank
Lisa G. Morris	32	Vice President - Human Resources Manager of the Bank
Lori H. Patrick	37	Vice President - Market Executive of the Bank
Susan D. Taylor	44	Vice President - Fairfield Market Executive of the Bank
Jeff Thompson	33	Vice President

(1)	At December 31, 2004.

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

Edward A. Brock joined the Bank in November 2002. Before joining the Bank, Mr. Brock was a vice president—commercial banking for First Citizens Bank from December 2001 to November 2002 and a vice president -commercial lender of Bank of America form 1993 until December 2001.

Wanda J. Wells has been employed by the Bank since 1975.

Mark F. Pack joined Union Financial in December 2004. Prior to joining Union Financial, Mr. Pack was Vice President and Senior Commercial Account Manager for SouthTrust Bank in Charlotte, North Carolina.

Henry G. Alexander, Jr. has been employed by the Bank since 1983.

Carolyn H. Belue has been employed by the Bank since 1979.

Brenda Billardello joined the Bank in December 2004. Prior to joining the Bank, Ms. Billardello was a vice president of the York County Regional Chamber of Commerce.

Lisa G. Morris has been employed by the Bank since 1999.

Lori H. Patrick has been employed by the Bank since 1987.

Susan D. Taylor has been employed by the Bank since 1995.

Jeff Thompson has been employed by the Bank since 2000.

Item 10.	Executive Compensation

The information contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

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

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	156,716	$10.20	33,623
Equity compensation plans not approved by security holders	—	—	—

Total	156,716	$10.20	33,623

Item 12.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

PART IV

Item 13.	Exhibits

Exhibits

3	(a)	Certificate of Incorporation(1)

3	(b)	Bylaws(2)

3	(c)	Certificate of Amendment of Certificate of Incorporation dated January 22, 1997(3)

3	(d)	Certificate of Amendment to Certificate of Incorporation dated January 28, 2004(4)

10	(a)	Employment Agreement with Dwight V. Neese(5)

10	(b)	Employment Agreement with Richard H. Flake(5)

10	(c)	Union Financial Bancshares, Inc. 1995 Stock Option Plan(6)

10	(d)	Union Financial Bancshares, Inc. 2001 Stock Option Plan(7)

10	(e)	Change in Control Agreement with Lud W. Vaughn(5)

10	(f)	Change in Control Agreement with Edward A. Brock

10	(g)	Form of Stock Option Award Agreements

13		2004 Annual Report to Shareholders

21		Subsidiaries of the Registrant

23		Consent of Independent Auditor

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certifications

(1)	Incorporated herein by reference to Union Financial’s Registration Statement on Form S-4 (File No. 33-80808) filed with the Securities and Exchange Commission on June 29, 1994.

(2)	Incorporated herein by reference to Union Financial’s Form 10-KSB for the year ended September 30, 1999.

(3)	Incorporated herein by reference to Union Financial’s Form 10-KSB for the year ended September 30, 1997.

(4)	Incorporated herein by reference to Union Financial’s 10-QSB for the quarter ended December 31, 2003.

(5)	Incorporated herein by reference to Union Financial’s Form 10-KSB for the year ended September 30, 2003.

(6)	Incorporated herein by reference to Exhibit A to Union Financial’s Proxy Statement for its 1996 Annual Meeting of Stockholders.

(7)	Incorporated herein by reference to Appendix A to Union Financial’s Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “Proposal 2-Ratification of Appointment of Auditors” in the Proxy Statement.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION FINANCIAL BANCSHARES, INC.

Date:	March 15, 2005	By:	/s/ Dwight V. Neese
Dwight V. Neese
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwight V. Neese	By:	/s/ Carl L. Mason
	Dwight V. Neese		Carl L. Mason
	(Principal Executive Officer)		Director

Date:	March 15, 2005	Date:	March 15, 2005

By:	/s/ Richard H. Flake	By:	/s/ Philip C. Wilkins
	Richard H. Flake		Philip C. Wilkins
	(Principal Financial and Accounting Officer)		Director

Date:	March 15, 2005	Date:	March 15, 2005

By:	/s/ Robert A. Breakfield
Robert A. Breakfield Director

Date:	March 15, 2005

By:	/s/ James W. Edwards
James W. Edwards Director

Date:	March 15, 2005

By:	/s/ William M. Graham
William M. Graham Director

Date:	March 15, 2005

By:	/s/ Louis M. Jordan
Louis M. Jordan Director

Date:	March 15, 2005