Form 10QSB
period 2005-03-31
UNION FINANCIAL BANCSHARES INC
filed 2005-05-10
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2005

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________


                          COMMISSION FILE NUMBER 1-5735

                        UNION FINANCIAL BANCSHARES, INC.
             (Exact name of Registrant as specified in its Charter)


          DELAWARE                                          57-1001177
--------------------------------                            -----------
(State or other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

               203 WEST MAIN STREET, UNION, SOUTH CAROLINA 29379
                    (Address of Principal Executive Offices)

                                 (864) 429-1864
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes_____ No __X___

The Corporation had 1,913,727 shares, $0.01 par value, of common stock issued and outstanding as of April 25, 2005.

                        UNION FINANCIAL BANCSHARES, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                               PAGE
                  ---------------------                                               ----
                  Item 1.  Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 2005
                   and December 31, 2004                                                3

                  Consolidated Statements of Income for the three months
                   ended March 31, 2005 and 2004                                        4

                  Consolidated Statements of Cash Flows for the three
                   months ended March 31, 2005 and 2004                                 5

                  Consolidated Statements of Shareholders' Equity for the
                  three months ended March 31, 2005 and 2004                            6

                  Notes to Consolidated Financial Statements                         7-11

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations             12-19

                  Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                                  20-21

                  Item 4.  Controls and Procedures                                   21-22

PART II.          OTHER INFORMATION
                  -----------------
                  Item 1. Legal Proceedings                                           22

                  Item 2. Unregistered Sales of Equity Securities and
                             Use of Proceeds                                          22

                  Item 3. Defaults Upon Senior Securities                             23

                  Item 4. Submission of Matters to a Vote of Security Holders         23

                  Item 5. Other Information                                           23

                  Item 6. Exhibits                                                    23

                  Signatures                                                          24


Item 1. Financial Statements
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004 (unaudited)

                                                                                March 31,    December 31,
ASSETS                                                                             2005          2004
                                                                                -----------  -----------
                                                                                  (DOLLARS IN THOUSANDS)

Cash                                                                             $   2,352     $   1,586
Short term interest-earning deposits                                                 8,362        11,611
                                                                                 ---------     ---------
Total cash and cash equivalents                                                     10,714        13,197
Investment and mortgage-backed securities
  Held to maturity                                                                   1,625         1,630
  Available for sale                                                               142,077       141,864
                                                                                 ---------     ---------
Total investment and mortgage-backed securities                                    143,702       143,494
                                                                                 ---------     ---------
Loans, net                                                                         176,332       171,094
Office properties and equipment, net                                                 5,421         5,635
Federal Home Loan Bank Stock, at cost                                                3,561         3,522
Federal Reserve Stock, at cost                                                         539           539
Accrued interest receivable                                                          1,760         2,068
Intangible assets                                                                    4,053         4,212
Cash surrender value of life insurance                                               5,255         5,206
Other assets                                                                         3,082         2,631
                                                                                 ---------     ---------
TOTAL ASSETS                                                                     $ 354,419     $ 351,598
                                                                                 ---------     ---------
LIABILITIES

Deposit accounts                                                                 $ 236,131     $ 227,589
Advances from the Federal Home Loan Bank and other borrowings                       63,500        63,500
Securities sold under agreements to repurchase                                      20,000        24,000
Floating rate junior subordinated deferrable interest debentures                     8,247         8,247
Accrued interest on deposits                                                           362           333
Advances from borrowers for taxes and insurance                                        108            40
Other liabilities                                                                    1,519         1,870
                                                                                 ---------     ---------
TOTAL LIABILITIES                                                                  329,867       325,579
                                                                                 ---------     ---------
SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                              --            --
Common stock - $0.01 par value,
  authorized - 5,000,000 shares,
   issued and outstanding - 1,913,069 shares at
   3/31/05 and 1,957,989 at 12/31/04                                                    19            20
Additional paid-in capital                                                          12,178        12,109
Accumulated other comprehensive income(loss)                                          (873)          109
Retained earnings, substantially restricted                                         15,565        15,221
Treasury stock, at cost                                                             (2,337)       (1,440)
                                                                                 ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                                                          24,552        26,019
                                                                                 ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 354,419     $ 351,598
                                                                                 =========     =========

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2005 and 2004 (unaudited)


                                                                          Three Months Ended
                                                                        ----------------------
                                                                         March 31    March 31
                                                                          2005        2004
                                                                        -----------------------
                                                                        (DOLLARS IN THOUSANDS
                                                                           EXCEPT PER SHARE)
Interest Income:
  Loans                                                                 $ 2,823     $  2,458
  Deposits and federal funds sold                                            58           12
  Mortgage-backed securities                                                388          470
  Interest and dividends on
   investment securities                                                  1,142        1,102
                                                                       ------------------------
Total Interest Income                                                     4,411        4,042
                                                                       ------------------------
Interest Expense:
  Deposit accounts                                                        1,139          979
  Floating rate junior subordinated deferrable interest debentures          128           99
  Advances from the FHLB and other borrowings                               694          704
                                                                       ------------------------
Total Interest Expense                                                    1,961        1,782
                                                                       ------------------------
Net Interest Income                                                       2,450        2,260
  Provision for loan losses                                                 208          135
                                                                        -----------------------
Net Interest Income After
   Provision for Loan Losses                                              2,242        2,125
                                                                       ------------------------
Non-Interest Income:
  Fees for financial services                                               543          575
  Loan servicing fees                                                        15           17
  Net gain on sale of loans                                                  11           35
  Net gain on sale of investments                                             8         --
                                                                       ------------------------
Total Non-Interest Income                                                   577          627
                                                                       ------------------------
Non-Interest Expense:
  Compensation and employee benefits                                      1,015        1,015
  Occupancy and equipment                                                   509          508
  Deposit insurance premiums                                                  8            8
  Professional services                                                      88           77
  Advertising/Public relations                                               38           36
  Loan operations                                                            42           27
  Deposit premium intangible                                                159          159
  Items processing                                                           32           65
  Telephone                                                                  46           38
  Other                                                                     165          147
                                                                       ------------------------
Total Non-Interest Expense                                                2,102        2,080
                                                                       ------------------------
Income Before Income Taxes                                                  717          672
Income tax expense                                                          178          163
                                                                       ------------------------
Net Income                                                             $    539    $    509
                                                                       ========================
Basic Net Income Per Common Share                                      $   0.28    $   0.26
                                                                       ========================
Diluted Net Income Per Common Share                                    $   0.27    $   0.25
                                                                       ========================
Dividend Per Common Share                                              $   0.10    $   0.10=
                                                                       ========================
Weighted Average Number of
  Common Shares Outstanding
Basic                                                                  1,928,946    1,966,560

Diluted                                                                1,992,002    2,068,639


See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004 (unaudited)


                                                             Three Months Ended
                                                            March 31,   March 31,
                                                              2005        2004
                                                           ----------- ----------
                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                $    539     $    509
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                    208          135
  Amortization of intangibles                                  159          159
  Depreciation expense                                         236          240
  Recognition of deferred income, net of costs                 (87)         (66)
  Deferral of fee income, net of costs                          86           76
  Changes in operating assets and liabilities:
   (Increase) decrease in accrued interest receivable          308         (220)
   Increase in other assets                                   (255)        (578)
   Increase (decrease) in other liabilities                   (283)       1,564
   Increase in accrued interest payable                         29           28
                                                          --------   -----------
Net cash provided by operating activities                      940        1,847
                                                            -----    -----------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                      (18,360)     (84,500)
Proceeds from sale of investment and mortgage-
    backed securities                                        4,370         --
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                       10,078       31,734
Principal repayments on mortgage-backed securities:
   Available for sale                                        2,477        4,068
Net increase in loans                                       (5,445)      (1,660)
(Purchase) redemption of FHLB stock                            (39)         289
Purchase of office properties and equipment                    (22)         (28)
                                                           -------   ----------
Net cash used by investing activities                       (6,941)     (50,097)
                                                           ------    ----------
FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                    26           31
Dividends paid in cash ($0.10 per share -2005
and $0.10 per share - 2004)                                   (196)        (197)
Proceeds from the exercise of stock options                     43           20
Share repurchase program                                      (897)        (240)
Proceeds from term borrowings                                 --         24,000
Repayment of  term borrowings                               (4,000)      (1,275)
Increase in deposit accounts                                 8,542        4,060
                                                           -------   ----------
Net cash  provided by financing activities                   3,518       26,399
                                                           -------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                     (2,483)     (21,851)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                   13,197       28,702
                                                           -------   -----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                       $ 10,714     $  6,851
                                                          ========   ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Income taxes                                            $    100     $   --
  Interest                                                   1,932        1,782
Non-cash transactions:
  Loans foreclosed                                        $   --       $    647

See notes to consolidated financial statements.

                        UNION FINANCIAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             Three Months Ended March 31, 2005 and 2004 (unaudited)


                                                                                                   Accumulated
                                                                                      Retained     Other                 Total
                                                                          Additional  Earnings,    Compre-   Treasury    Share-
                                                     Common Stock         Paid-in    Substantially hensive   Stock       holder
                                                   Shares      Amount     Capital     Restricted   Income    At Cost     Equity
                                                 -----------  --------   ----------   ----------  -------  ----------  -----------
BALANCE AT DECEMBER 31, 2003                       1,969,770     $  20     $ 11,906     $ 13,848    $  99     ($  366)    $25,507
Net income                                                                                   509                              509
Other comprehensive income, net of tax
   Unrealized holding gains arising during
     period                                                                                           703                     703
                                                                                                     ----                     ---
Comprehensive income                                                                                                        1,212

Stock option activity                                  3,045                     20                                            20

Dividend  reinvestment plan contributions              1,877                     31                                           31

Share repurchase program                             (13,803)                                                     (240)      (240)

Cash dividend ($.10 per share)                                                              (197)                            (197)
                                                 --------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2004                          1,960,889     $  20     $ 11,957     $ 14,160    $ 802      ($  606)   $26,333
                                                 ================================================================================
BALANCE AT DECEMBER 31, 2004                       1,957,989     $  20     $ 12,109     $ 15,221    $ 109      ($1,440)   $26,019

Net income                                                                                   539                              539
Other comprehensive income, net of tax
  Unrealized holding losses arising during
    period                                                                                           (990)                   (990)
  Less reclassification adjustment for gains
    included in net income                                                                              8                       8
                                                                                                      ---                     ---

Comprehensive loss                                      (443)

Stock option activity                                  6,206                     43                                            43

Dividend  reinvestment plan contributions              1,540                     26                                            26

Share repurchase program                             (52,666)       (1)                        1                  (897)      (897)

Cash dividend ($.10 per share)                                                              (196)                            (196)
                                                 --------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2005                          1,913,069     $  19     $ 12,178     $ 15,565    ($873)    ($2,337)    $24,552
                                                 ================================================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation" or "Union Financial") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Corporation:

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Corporation is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

         In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), "Share-Based Payment". SFAS No. 123 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB No. 107 provides interpretive guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's view regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123R.

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Corporation's existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. In accordance with these rules, the Corporation deconsolidated the Trust as of December 31, 2004, which was formed to raise capital by issuing trust preferred securities. The full and unconditional guarantee by the Corporation for the trust preferred securities remains in effect.

         In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly, the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 were effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Corporation's financial position or results of operations.

         Additional accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2. INCOME PER SHARE

         Basic income per share amounts for the three months ended March 31, 2005 and 2004 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods.

3. ASSETS PLEDGED

         Approximately $71,549,000 and $62,396,000 of debt securities at March 31, 2005 and December 31, 2004, respectively, were pledged by Provident Community Bank, N.A. (the "Bank") as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. The Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. CONTINGENCIES AND LOAN COMMITMENTS

         In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2005 related to these items is summarized below:

    LOAN COMMITMENTS:                                         CONTRACT AMOUNT
    ----------------                                          ---------------

             Approved loan commitments                          $   2,108,000
             Unadvanced portions of loans and credit lines         35,845,000
                                                                -------------
             Total loan commitments                             $  37,953,000
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

         Commitments outstanding at March 31, 2005 consisted of fixed and adjustable rate loans at rates ranging from 5.0% to 6.5%. Commitments to originate loans generally expire within 30 to 60 days.

         Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $78,844,000 at March 31, 2005. Of these lines, the outstanding loan balances totaled approximately $42,999,000.

5. FLOATING RATE JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

         On December 18, 2001, the Trust issued $8,000,000 of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $247,000 capital contribution for the Trust's common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR. A rate cap of 12.50% is effective through December 18, 2006. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debentures, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the capital securities.

                  A summary of the Trust securities issued and outstanding follows:


                                   AMOUNT
                                OUTSTANDING AT
                                   MARCH 31,                                                            DISTRIBUTIN
                           --------------------------             PREPAYMENT                            PAYMENT
     NAME                      2005            2004      RATE      OPTION DATE          MATURITY        FREQUENCY
------------------------   --------------  ----------    -----    ------------------ -----------------  -----------
     Union Financial         $8,000,000      $8,000,000  6.11%    December 18, 2006   December 18, 2031  Quarterly
     Statutory Trust I
 -------------------------------------------------------------------------------------------------------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD LOOKING STATEMENTS

         Management's discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain "forward-looking statements" concerning the future operations of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report to describe future plans and strategies. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation's and the Bank's market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

         FINANCIAL CONDITION

         ASSETS

         Total assets of the Corporation increased $2,821,000, or 0.80%, to $354,419,000 at March 31, 2005 from $351,598,000 at December 31, 2004.
         Investment and mortgage-backed securities increased approximately $208,000, or 0.14%, from December 31, 2004 to March 31, 2005, due to the purchase of shorter-term agency securities.

         Loans  increased  $5,238,000,  or 3.06%,  to  $176,332,000 at March 31,
         2005. The Corporation continues to focus on consumer and commercial lending with reduced emphasis on residential mortgage loans. Consumer and commercial loans outstanding during this period increased $6,445,000, or 5.89%, while outstanding residential mortgage loans decreased $2,638,000 or 4.25%. Short term interest earning deposits decreased $3,249,000, or 27.98%, to $8,362,000, from December 31, 2004 to March 31, 2005, as these deposits were used to fund growth in loans and investments. Other assets increased $451,000, or 17.14%, to $3,082,000, from December 31, 2004 to March 31, 2005, due to an increase in a deferred tax receivable that was generated by the quarterly mark to market adjustment for investments available for sale.

         LIABILITIES

         Total liabilities increased $4,288,000, or 1.32%, to $329,867,000 at March 31, 2005 from $325,579,000 at December 31, 2004. Deposits increased $8,542,000, or 3.75%, to $236,131,000 at March 31, 2005 from
         $227,589,000 at December 31, 2004. The increase was due primarily to growth in lower cost demand accounts partially offset by a reduction in higher cost certificates of deposit accounts. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits.

         Securities sold under agreement to repurchase decreased $4,000,000 to $20,000,000 at March 31, 2005 from $24,000,000 at December 31, 2004 as these borrowings were paid down with the additional growth in deposits. Other liabilities decreased $351,000 to $1,519,000 at March 31, 2005 from $1,870,000 at December 31, 2004, due primarily to a reduction in accrued liabilities.

         SHAREHOLDERS' EQUITY

         Shareholders' equity decreased $1,467,000, or 5.64%, to $24,552,000 at March 31, 2005 from $26,019,000 at December 31, 2004 due to a $982,000 increase in unrealized losses on securities available for sale, the repurchase of 52,666 shares at a cost of $897,000 and the payment of a $0.10 per share quarterly dividend at a cost of $196,000, offset by net income of $539,000.

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

         During the three months ended March 31, 2005, the Corporation's loan originations totaled $12,592,000. At March 31, 2005, the Corporation's investment in agency and mortgage-backed securities totaled $143,702,000. Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $37,953,000 at March 31, 2005. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

         During the three months ended March 31, 2005, total deposits increased $8,542,000. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2005, totaled $95,881,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At March 31, 2005, the Corporation had $63,500,000 of FHLB borrowings and $20,000,000 of securities sold under agreements to repurchase. At March 31, 2005, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $24,000,000. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

         CAPITAL MANAGEMENT

         The Bank and the Corporation are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action. The Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

          Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of March 31, 2005, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

          As of March 31, 2005 and 2004, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since March 31, 2005 that management believes have changed the Bank's classification.

         Under present regulations of the Office of the Comptroller of the Currency, the Bank must have core capital (leverage requirement) equal to 4.0% of assets, of which 1.5% must be tangible capital, excluding intangible assets. The Bank must also maintain risk-based regulatory capital as a percent of risk weighted assets at least equal to 8.0%. In measuring compliance with capital standards, certain adjustments must be made to capital and total assets.

         The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (dollars in thousands).

                                          ACTUAL                  REGULATORY  MINIMUM      "WELL CAPITALIZED"
                                  -----------------------      -------------------------  ---------------------
                                   AMOUNT         RATIO         AMOUNT          RATIO      AMOUNT      RATIO
                                  --------       ---------     ----------      ---------  ---------   ---------
                                      $              %              $              %         $           %
  Leverage ratio
  Corporation                      29,174          8.25%         14,151          4.00%       n/a         n/a
  Bank                             28,305          8.00%         14,151          4.00%     17,688       5.00%
  Tier 1 capital ratio
  Corporation                      29,174         14.11%          8,270          4.00%       n/a         n/a
  Bank                             28,305         13.68%          8,274          4.00%     12,411       6.00%
  Total risk-based capital
   ratio
  Corporation                      31,344         15.16%         16,540          8.00%       n/a          n/a
  Bank                             30,475         14.73%         16,548          8.00%     20,685       10.00%


          During fiscal 2003, the Corporation implemented a share repurchase program under which the Corporation may repurchase up 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5% in fiscal 2004. The shares are to be repurchased either through open market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. The repurchase program is expected to improve the Corporation's operating performance on a per share basis, enhance, in the long term, the market price per share of the Corporation's common stock and increase the liquidity of the Corporation's common stock. During the quarter ended March 31, 2005, the Corporation repurchased 52,666 shares. As of March 31, 2005, the Corporation had repurchased a total of 135,651 shares under this authorization.

         OFF-BALANCE SHEET RISK

         In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer's requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $37,953,000 at March 31,2005. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

         At March 31, 2005, the undisbursed portion of construction loans was $2,249,000 and the unused portion of credit lines was $33,596,000. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

         For the period ended March 31, 2005, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
         MARCH 31, 2005 AND 2004

         GENERAL

         Net income increased $30,000, or 5.89%, to $539,000 for the three months ended March 31, 2005 as compared to the same period in 2004 as an increase in net interest income was partially offset by increases in provision for loan losses and non-interest expense along with a reduction in non-interest income.

         INTEREST INCOME

         Interest income increased $369,000, or 9.13%, to $4,411,000 for the three months ended March 31, 2005 as compared to the same period in 2004. Interest income on loans increased by 14.85%, or $365,000, to $2,823,000 for the three months ended March 31, 2005 from $2,458,000 for the three months ended March 31, 2004, due primarily to increasing market interest rates along with a higher average balance of loans due to our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $4,000, or 0.25%, for the three months ended March 31, 2005 to $1,588,000 from $1,584,000 during the same period in 2004 due to higher yields, offset by lower average balances. Total investment securities as of March 31, 2005 have decreased by $29,102,000, or 16.84%, when compared to the same period in 2004 while total loans have increased $21,131,000, or 13.61% during the same period.

         INTEREST EXPENSE

         Interest expense increased $179,000, or 10.04%, to $1,961,000 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Interest expense on deposit accounts increased $160,000, or 16.34%, to $1,139,000 for the three months ended March 31, 2005 from $979,000 during the same period in 2004 due to higher cost of deposits as a result of higher market rates offset by growth in lower costing transaction accounts. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. Interest expense on borrowings decreased $10,000, or 1.42%, for the three months ended March 31, 2005 as compared to the same period in the previous year due to lower borrowing levels offset by higher market interest rates. Interest expense on floating rate junior subordinated deferrable interest debentures increased $29,000, or 29.29%, to $128,000 for the three months ended March 31, 2005 from $99,000 during the same period in 2004 due to higher market rates.

         PROVISION FOR LOAN LOSSES

         During the three months ended March 31, 2005, the provision for loan losses was $208,000 as compared to $135,000 for the same period in the previous year, primarily due to net growth in loans of 13.61% over the previous year. The increase in the provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. The provision was also affected by an improvement in asset quality. Classified loans decreased $1,498,000 from $6,029,000 at March 31, 2004 to $4,531,000 at March 31, 2005. In addition, non performing loans decreased $452,000 from $1,441,000 at March 31, 2004 to $989,000 at March 31, 2005. Loans 30-89 days past due and still accruing also decreased $514,000 from $4,844,000 at March 31, 2004 to $4,330,000 at March 31, 2005. The reduction in delinquent and non performing loans was a result of increased emphasis and focus from the Credit Administration area of the Bank. During the three months ended March 31, 2005, bad debt charge-offs, net of recoveries, was $63,000 as compared to $219,000 for the same period in the previous year. Management believes the Corporation's loan loss allowance is adequate to absorb possible loan losses inherent in the portfolio. The Corporation's loan loss allowance at March 31, 2005 was approximately 1.23% of the Corporation's outstanding loan portfolio and 172.99% of non-performing loans compared to 1.46% of the Corporation's outstanding loan portfolio and 94.19% of non-performing loans at March 31, 2004.

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

         The changes in the allowance for loan losses consisted of the following (in thousands):

         Balance at beginning of year                                 $2,026
         Provision for loan losses                                       208
         Charge-offs, net                                                 63
                                                                      ------
                                                                      $2,171
                                                                      ======


          The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                   MARCH 31, 2005          DECEMBER 31, 2004
                                   --------------          -----------------
Non-accruing loans which are
contractually past due 90 days
or more:

Real Estate                          $ 325                      $   217
Commercial                             339                          142
Consumer                               325                          391
                                     -----                      -------
Total                                $ 989                      $   750
                                     ======                     =======

                                   MARCH 31, 2005          DECEMBER 31, 2004
                                   --------------          -----------------

Percentage of loans
    receivable, net                   0.56%                       0.44%
                                    ======                       =====
Percentage of allowance
    for loan losses
    to total loans outstanding        1.24%                      1.18%
                                    ======                      =====
Allowance for loan losses           $2,171                      $2,026
                                    ======                      ======

Real estate acquired through
foreclosure and repossessed
assets, net of allowances            $ 265                      $  364
                                    ======                      ======

         NON-INTEREST INCOME

         Total non-interest income decreased $50,000, or 7.97%, to $577,000 for the three months ended March 31, 2005 from $627,000 for the same period in the previous year. Fees from financial services decreased $32,000, or 5.57%, to $543,000 for the three months ended March 31, 2005 from $575,000 for the same period in the previous year. The decrease was due primarily to lower fees generated from third party investment brokerage and financing receivables programs due to a reduction in product volumes. Gain on sale of loans for the three months ended March 31, 2005 was $11,000 compared to $35,000 for the same period in the previous year due to lower residential loan originations as a result of the rising interest rate environment along with the Corporation's shift in focus to consumer/commercial loans. The sales represent loans funded and sold through a third party on a servicing released basis.

         NON-INTEREST EXPENSE

         For the three months ended March 31, 2005, total non-interest expense increased $22,000, or 1.06%, to $2,102,000 from $2,080,000 for the same period in 2004. Compensation and employee benefits remained at $1,015,000 for the three month period ended March 31, 2005 and March 31, 2004, as increases in benefits costs were offset by lower third party brokerage expenses. Professional services expense increased $11,000, or 14.29%, to $88,000 for the three months ended March 31, 2005 from $77,000 for the same period in 2004 due to higher audit expense. Loan operations costs increased $15,000, or 55.56%, to $42,000 for the three months ended March 31, 2005 from $27,000 for the same period in 2004, due to higher costs associated with foreclosures. Items processing expense decreased $33,000, or 50.77%, to $32,000 for the three months ended March 31, 2005 from $65,000 for the same period in 2004. The Corporation entered into a new items processing contract that was effective January 1, 2005 that reduced the long term expense for demand accounts. Telephone expense increased $8,000, or 21.05%, to $46,000 for the three months ended March 31, 2005 from $38,000 for the same period in 2004, due to installation charges incurred for two new banking center systems. Other expense increased $18,000, or 12.24%, to $165,000 for the three months ended March 31, 2005 from $147,000 for the same period in 2004, due primarily to higher expenses for corporate charitable contributions and dues as a result of increased emphasis on community development.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Corporation is committed to following a program of asset and liability management in an effort to manage the fluctuations in earnings caused by movements in interest rates. A significant portion of the Corporation's income results from the spread between the yield realized on its interest-earning assets and the rate of interest paid on its deposits and other borrowings. Differences in the timing and volume of repricing assets versus the timing and volume of repricing liabilities expose the Corporation to interest rate risk. Management's policies are directed at minimizing the impact on earnings of movements in interest rates.

          The Corporation's Asset/Liability Committee makes pricing and marketing decisions on deposit and loan products in conjunction with managing the Corporation's interest rate risk. In addition, the Asset/Liability Committee reviews the Bank's securities portfolio, FHLB advances and other borrowings as well as the Bank's asset and liability policies.

          The primary objective of Asset/Liability management at the Corporation is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles in order to maintain adequate liquidity. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive costing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive costing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments.

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

          NET INTEREST INCOME SIMULATION ANALYSIS. We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

          Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations utilizing interest rate shocks are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The interest rate shocks are compared to board approved policy limits and are reviewed by the Asset/Liability Committee on a quarterly basis. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management's current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

          Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

          The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next twelve month period using interest income simulation. The simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise.

                  The following table reflects changes in estimated net interest income from rate shocks of 1%-2% in a rising and falling interest rate environment for the Corporation.

                                             AT MARCH 31, 2005

                           200 basis point increase in rates       +4.57%
                           100 basis point increase in rates       +3.15%
                           100 basis point decrease in rates       -3.71%

          The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be positively affected in the twelve-month period if rates rose by 100 and 200 basis points, but would be adversely affected if rates declined by 100 basis points.

ITEM 4. CONTROLS AND PROCEDURES

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

         There has been no change in the Corporation's internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Corporation's last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

         ITEM  1.  LEGAL PROCEEDINGS

         The Corporation is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings are immaterial to the Corporation's financial condition and results of operations.

         ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following table provides certain information with regard to shares repurchased by the Corporation during the first quarter of 2005.


------------------------------------------------------------------------------------------------------------------
                                   (a)                 (b)                  (c)                        (d)
                                                                       Total Number of Shares
                                                                       Purchased as part of     Maximum Number of
                         Total Number of                               Publicly                 Shares that may
                         Shares              Average Price             Announced                be purchased
       Period            Purchased           Paid per share            Programs                 under Program
------------------------------------------------------------------------------------------------------------------
January 1, 2005 through
January 31, 2005                                                                                113015
------------------------------------------------------------------------------------------------------------------
February 1, 2005
through February 28,
2005                      45300               $17.00                     45300                    67715
------------------------------------------------------------------------------------------------------------------
March 1, 2005 through
March 31, 2005             7366               $17.26                      7366                    60349
------------------------------------------------------------------------------------------------------------------
Total                     52666               $17.04                     52666                     N/A
------------------------------------------------------------------------------------------------------------------



         During fiscal 2003, the Corporation implemented a share repurchase program under which the Corporation may repurchase up 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5% in fiscal 2004. The repurchase program will continue until it is completed or terminated by the Board of Directors.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM  5. OTHER INFORMATION

                  None

ITEM  6. EXHIBITS

3         Bylaws of Union Financial Bancshares, Inc.

31(a)     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a) Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32(b) Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        UNION FINANCIAL BANCSHARES, INC.
                                  (REGISTRANT)



Date: MAY 9, 2005                       By:   /S/ DWIGHT V. NEESE
----------------------------            ----------------------------
                                               Dwight V. Neese, CEO


Date: MAY 9, 2005
---------------------------             By:    Richard H. Flake
                                        ----------------------------
                                               Richard H. Flake, CFO