Form 10-Q
period 2005-06-30
UNION FINANCIAL BANCSHARES INC
filed 2005-08-09
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2005


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from           to
                                         --------    --------

                          COMMISSION FILE NUMBER 1-5735


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)

               Delaware                                  57-1001177
               --------                                  ----------
    (State or other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)


                203 West Main Street, Union, South Carolina 29379
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (864) 429-1864
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes _X_  No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ___ No _X_

The Corporation had 1,904,368 shares, $0.01 par value, of common stock issued and outstanding as of July 27, 2005.

                        UNION FINANCIAL BANCSHARES, INC.

                                      INDEX


Part I.    Financial Information                                           Page
           ---------------------                                           ----

           Item 1.  Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets as of June 30, 2005
            and December 31, 2004                                             3

           Consolidated Statements of Income for the three and six
            months ended June 30, 2005 and 2004                               4

           Consolidated Statements of Cash Flows for the six
            months ended June 30, 2005 and 2004                               5

           Consolidated Statements of Shareholders' Equity for the
            six months ended June 30, 2005 and 2004                           6

           Notes to Consolidated Financial Statements                      7-10

           Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11-20

           Item 3. Quantitative and Qualitative Disclosures about
           Market Risk                                                    21-22

           Item 4. Controls and Procedures                                   23


Part II.   Other Information
           -----------------

           Item 1. Legal Proceedings                                         24

           Item 2. Unregistered Sales of Equity Securities and Use
           of Proceeds                                                       24

           Item 3. Defaults Upon Senior Securities                           24

           Item 4. Submission of Matters to a Vote of Security Holders       25

           Item 5. Other Information                                         25

           Item 6. Exhibits                                                  25

           Signatures                                                        26

Part 1.  Financial Information
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2005 (unaudited) and December 31, 2004


                                                                      June 30,      December 31,
ASSETS                                                                  2005            2004
                                                                   --------------  --------------
                                                                       (DOLLARS IN THOUSANDS)

Cash                                                              $        2,942  $        1,586
Short term interest-earning deposits                                       4,253          11,611
                                                                   --------------  --------------
Total cash and cash equivalents                                            7,195          13,197
                                                                   --------------  --------------
Investment and mortgage-backed securities
  Held to maturity                                                         1,625           1,630
  Available for sale                                                     159,082         141,864
                                                                   --------------  --------------
Total investment and mortgage-backed securities                          160,707         143,494
                                                                   --------------  --------------
Loans, net                                                               183,493         171,094
Office properties and equipment, net                                       5,262           5,635
Federal Home Loan Bank Stock, at cost                                      3,966           3,522
Federal Reserve Stock, at cost                                               539             539
Accrued interest receivable                                                2,447           2,068
Intangible assets                                                          3,894           4,212
Cash surrender value of life insurance                                     5,304           5,206
Other assets                                                               2,439           2,631
                                                                   --------------  --------------
TOTAL ASSETS                                                      $      375,246  $      351,598
                                                                   ==============  ==============

LIABILITIES

Deposit accounts                                                  $      235,969  $      227,589
Advances from the Federal Home Loan Bank and other borrowings             72,500          63,500
Securities sold under agreements to repurchase                            29,000          24,000
Floating rate junior subordinated deferrable interest debentures           8,247           8,247
Accrued interest on deposits                                                 488             333
Advances from borrowers for taxes and insurance                              158              40
Other liabilities                                                          2,884           1,870
                                                                   --------------  --------------
TOTAL LIABILITIES                                                        349,246         325,579
                                                                   --------------  --------------

Commitments and contingencies-Note 4

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value, authorized - 500,000 shares,
 issued and outstanding - None                                                --              --
Common stock - $0.01 par value, authorized - 5,000,000 shares, issued and outstanding - 1,904,368 shares at 6/30/05 and
 1,957,989 at 12/31/04                                                        19              20
Additional paid-in capital                                                12,212          12,109
Accumulated other comprehensive gain                                         372             109
Retained earnings, substantially restricted                               15,923          15,221
Treasury stock, at cost                                                   (2,526)         (1,440)
                                                                   --------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                26,000          26,019
                                                                   --------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $      375,246  $      351,598
                                                                   ==============  ==============

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

                                                           Three Months Ended       Six Months Ended
                                                          June 30,    June 30,    June 30,    June 30,
                                                            2005        2004        2005        2004
                                                         ----------  ----------  ----------  ----------
                                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE)
Interest Income:
  Loans                                                 $    3,042  $    2,498  $    5,865  $    4,956
  Deposits and federal funds sold                               13           3          71          15
  Mortgage-backed securities                                   356         509         744         979
  Interest and dividends on investment securities            1,297       1,190       2,438       2,292
                                                         ----------  ----------  ----------  ----------
Total Interest Income                                        4,708       4,200       9,118       8,242
                                                         ----------  ----------  ----------  ----------

Interest Expense:
  Deposit accounts                                           1,282         941       2,421       1,920
  Floating rate junior subordinated deferrable interest
   debentures                                                  140         100         267         199
  Advances from the FHLB and other borrowings                  786         743       1,481       1,447
                                                         ----------  ----------  ----------  ----------
Total Interest Expense                                       2,208       1,784       4,169       3,566
                                                         ----------  ----------  ----------  ----------

Net Interest Income                                          2,500       2,416       4,949       4,676
  Provision for loan losses                                    341         250         548         385
                                                         ----------  ----------  ----------  ----------
Net Interest Income After
  Provision for Loan Losses                                  2,159       2,166       4,401       4,291
                                                         ----------  ----------  ----------  ----------

Non-Interest Income:
  Fees for financial services                                  646         634       1,189       1,209
  Other fees                                                    15          17          29          33
  Net gain on sale of loans                                     15           6          26          43
  Net gain (loss) on sale of investments                        (3)         --           6          --
                                                         ----------  ----------  ----------  ----------
Total Non-Interest Income                                      673         657       1,250       1,285
                                                         ----------  ----------  ----------  ----------

Non-Interest Expense:
  Compensation and employee benefits                           983         959       1,998       1,974
  Occupancy and equipment                                      522         515       1,031       1,023
  Deposit insurance premiums                                     9           8          17          16
  Professional services                                        102          82         189         159
  Advertising/Public relations                                  23          45          61          82
  Loan operations                                               35          35          77          62
  Deposit premium intangible                                   159         159         318         318
  Items processing                                              29          59          61         124
  Telephone                                                     38          39          84          77
  Other                                                        190         186         356         333
                                                         ----------  ----------  ----------  ----------
Total Non-Interest Expense                                   2,090       2,087       4,192       4,168
                                                         ----------  ----------  ----------  ----------

Income Before Income Taxes                                     742         736       1,459       1,408
Income tax expense                                             193         188         371         351
                                                         ----------  ----------  ----------  ----------
Net Income                                              $      549  $      548  $    1,088  $    1,057
                                                         ==========  ==========  ==========  ==========

Basic Net Income Per Common Share                       $     0.29  $     0.28  $     0.57  $     0.54
                                                         ==========  ==========  ==========  ==========

Diluted Net Income Per Common Share                     $     0.28  $     0.27  $     0.55  $     0.51
                                                         ==========  ==========  ==========  ==========

Weighted Average Number of Common Shares Outstanding


Basic                                                    1,907,551   1,949,950   1,918,190   1,958,255

Diluted                                                  1,970,142   2,045,549   1,981,012   2,062,495

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004 (unaudited)

                                                           Six Months Ended
                                                        June 30,      June 30,
                                                          2005          2004
                                                      ------------  ------------
                                                            (IN THOUSANDS)

OPERATING ACTIVITIES:

Net income                                                 $1,088        $1,057
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses                                  548           385
   Amortization of intangibles                                318           318
   Depreciation expense                                       467           482
   Recognition of deferred income, net of costs              (184)         (165)
   Deferral of fee income, net of costs                       173           191
   Changes in operating assets and liabilities:
   Increase in accrued interest receivable                   (379)         (530)
   (Increase) decrease in other assets                        148        (1,113)
   Increase in other liabilities                            1,132         1,794
   Increase in accrued interest payable                       155            68
                                                      ------------  ------------

Net cash provided by operating activities                   3,466         2,487
                                                      ------------  ------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                     (41,373)      (89,114)
   Held to maturity                                        (3,576)           --
Proceeds from sale of investment and mortgage-
backed securities                                          10,911            --
Proceeds from maturity of investment and mortgage-
backed securities:
   Available for sale                                      12,073        41,359
   Held to maturity                                         3,000            --
Principal repayments on mortgage-backed securities:
   Available for sale                                       2,015         9,990
Net increase in loans                                     (12,990)       (8,433)
Purchase of FHLB stock                                       (444)           --
Redemption of FHLB stock                                       --           712
Purchase of office properties and equipment                   (94)          (93)
                                                      ------------  ------------

Net cash used by investing activities                     (30,478)      (45,579)
                                                      ------------  ------------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                   52            57
Dividends paid in cash ($0.20 per share -2005
and $0.20 per share - 2004)                                  (387)         (392)
Proceeds from the exercise of stock options                    51            30
Share repurchase program                                   (1,086)         (510)
Proceeds from term borrowings                              14,000        18,750
Increase in deposit accounts                                8,380         3,740
                                                      ------------  ------------

Net cash  provided by financing activities                 21,010        21,675
                                                      ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (6,002)      (21,417)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           13,197        28,702
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $7,195        $7,285
                                                      ============  ============

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
   Income taxes                                              $515          $120
   Interest                                                 4,014         3,498

Non-cash transactions:
   Loans foreclosed                                           $54          $647

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2005 and 2004 (unaudited)


                                                                                  Retained     Accumulated
                                                                     Additional   Earnings,       Other     Treasury    Total
                                                        Common Stock   Paid-in  Substantially Comprehensive   Stock  Shareholders'
                                                Shares     Amount      Capital   Restricted      Income      At Cost    Equity
                                             ------------------------------------------------------------------------------------
                                               (Dollars in Thousands,
                                                 Except Share Data)
BALANCE AT DECEMBER 31, 2003                   1,969,770     $20      $11,906      $13,848          $99       ($366)     $25,507

Net income                                                                           1,057                                 1,057

  Other comprehensive income
    Unrealized losses on securities:
      Unrealized holding losses arising
      during period                                                                              (2,135)                  (2,135)
                                                                                              ---------                ---------
  Comprehensive loss                                                                                                      (1,078)

Stock option activity                              4,248                   30                                                 30

Dividend reinvestment plan contributions           3,455                   57                                                 57

Share repurchase program                         (29,364)                                                      (510)        (510)

Cash dividend ($.20 per share)                                                        (392)                                 (392)

                                             ------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2004                       1,948,109     $20      $11,993      $14,513      ($2,036)      ($876)     $23,614
                                             ====================================================================================

BALANCE AT DECEMBER 31, 2004                   1,957,989     $20      $12,109      $15,221         $109     ($1,440)     $26,019

Net income                                                                           1,088                                 1,088

  Other comprehensive income, net of tax
    Unrealized holding gains arising during
    period                                                                                          257                      257
      Less reclassification adjustment for
      gains included in net income                                                                    6                        6
                                                                                              ---------                ---------
  Comprehensive income                                                                                                     1,351

Stock option activity                              7,246                   51                                                 51

Dividend reinvestment plan contributions           3,101                   52                                                 52

Share repurchase program                         (63,968)     (1)                        1                   (1,086)      (1,086)

Cash dividend ($.20 per share)                                                        (387)                                 (387)

                                             ------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2005                       1,904,368     $19      $12,212      $15,923         $372     ($2,526)     $26,000
                                             ====================================================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Presentation of Consolidated Financial Statements
     -------------------------------------------------

     The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation" or "Union Financial") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

     Recently Issued Accounting Standards

     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Corporation:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
     2004), "Share-Based Payment" ("SFAS No. 123(R))"). SFAS No. 123(R)) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R)) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R)) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Corporation is currently evaluating the impact that the adoption of SFAS No. 123(R)) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

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

2.   Income Per Share
     ----------------

     Basic income per share amounts for the three and six months ended June 30, 2005 and 2004 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods.

3.   Assets Pledged
     --------------

     Approximately $81,571,000 and $62,396,000 of debt securities at June 30, 2005 and December 31, 2004, respectively, were pledged by Provident Community Bank, N.A. (the "Bank") as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's
     Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. The Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.   Contingencies and Loan Commitments
     ----------------------------------

     In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2005 related to these items is summarized below:

     Loan Commitments:                                      Contract Amount
     ----------------                                       ---------------

         Approved loan commitments                           $   1,557,000
         Unadvanced portions of loans and credit lines          39,089,000
                                                                ----------
         Total loan commitments                              $  40,646,000
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

     Commitments outstanding at June 30, 2005 consisted of fixed and adjustable rate loans at rates ranging from 5.0% to 6.5%. Commitments to originate loans generally expire within 30 to 60 days.

     Commitments to fund credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $86,147,000 at June 30, 2005. Of these lines, the outstanding loan balances totaled approximately $47,058,000.

5.   Floating Rate Junior Subordinated Deferrable Interest Debentures
     ----------------------------------------------------------------

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

     A summary of the Trust securities issued and outstanding follows:

---------------------------------------------------------------------------------------------------------------
                             Amount Outstanding
                                 at June 30,
                                                                                                  Distribution
                                                              Prepayment                            Payment
                                                              Option Date         Maturity         Frequency
---------------------------------------------------------------------------------------------------------------
         Name                2005         2004     Rate
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
 Union Financial
 Statutory Trust I       $8,000,000   $8,000,000   6.64%   December 18, 2006   December 18, 2031    Quarterly
---------------------------------------------------------------------------------------------------------------

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

     Forward-Looking Statements
     --------------------------

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

     Financial Condition
     -------------------

     Assets
     ------

     Total assets of the Corporation increased $23,648,000, or 6.73%, to $375,246,000 at June 30, 2005 from $351,598,000 at December 31, 2004.
     Investment and mortgage-backed securities increased approximately $17,213,000, or 12.00%, from December 31, 2004 to June 30, 2005, due to the purchase of shorter-term agency securities.

     Loans  increased  $12,399,000,  or 7.25%, to $183,493,000 at June 30, 2005.
     The Corporation continues to focus on consumer and commercial lending with reduced emphasis on residential fixed rate mortgage loans. Consumer and commercial loans outstanding during this period increased $15,895,000, or 14.52%, while outstanding residential mortgage loans decreased $2,063,000 or 3.32%. Short term interest earning deposits decreased $7,358,000, or 63.37%, to $4,253,000, from December 31, 2004 to June 30, 2005, as these deposits were used to fund growth in loans and investments. Other assets decreased $192,000, or 7.30%, to $2,439,000, from December 31, 2004 to June
     30, 2005, due to a decrease in a net deferred tax receivable that was related to the mark to market adjustment for investments available for sale.

     Liabilities
     -----------

     Total liabilities increased $23,667,000, or 7.27%, to $349,246,000 at June 30, 2005 from $325,579,000 at December 31, 2004. Deposits increased $8,380,000, or 3.68%, to $235,969,000 at June 30, 2005 from $227,589,000 at
     December 31, 2004. The increase was due primarily to growth in lower cost demand accounts partially offset by a reduction in higher cost certificates of deposit accounts. The Corporation continues to target lower cost demand deposit accounts through media advertising versus traditional higher cost certificates of deposits.

     Borrowings from the Federal Home Loan Bank "FHLB" increased $9,000,000, or 14.17%, to $72,500,000 at June 30, 2005 from $63,500,000 at December 31,
     2004. Securities sold under agreement to repurchase increased $5,000,000 to $29,000,000 at June 30, 2005 from $24,000,000 at December 31, 2004. The increases in borrowings were utilized to fund additional growth for the Corporation. Other liabilities increased $1,014,000 to $2,884,000 at June 30, 2005 from $1,870,000 at December 31, 2004, due primarily to an increase in outstanding loan fundings.

     Shareholders' Equity
     --------------------

     Shareholders' equity decreased $19,000, or 0.07%, to $26,000,000 at June 30, 2005 from $26,019,000 at December 31, 2004 due to the repurchase of 63,968 shares at a cost of $1,086,000 and dividend payments of $0.20 per share at a cost of $387,000, offset by net income of $1,088,000 and a $257,000 increase in unrealized gains on securities available for sale.

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

     During the six months ended June 30, 2005, the Corporation's loan originations totaled $31,994,000. At June 30, 2005, the Corporation's investment in agency and mortgage-backed securities totaled $160,707,000, nearly all of which is available for sale.

     Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $40,646,000 at June 30, 2005. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

     At June 30, 2005, the undisbursed portion of construction loans was $2,922,000 and the unused portion of credit lines was $36,167,000. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

     During the six months ended June 30, 2005, total deposits increased $8,380,000. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2005, totaled $83,809,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and securities sold under agreements to repurchase. At June 30, 2005, the Corporation had $72,500,000 of FHLB borrowings and $29,000,000 of securities sold under agreements to repurchase. At June 30, 2005, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $29,000,000. The lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

     Capital Management
     ------------------

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

     Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of June 30, 2005, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

     As of June 30, 2005, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. Under present regulations of the Office of the Comptroller of the Currency, the Bank must have core capital
     (leverage requirement) equal to 4.0% of assets, of which 1.5% must be tangible capital, excluding intangible assets. The Bank must also maintain risk-based regulatory capital as a percent of risk weighted assets at least equal to 8.0%. In measuring compliance with capital standards, certain adjustments must be made to capital and total assets.

     The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (dollars in thousands).


                                           June 30, 2005
                                           -------------

                                         Actual            Regulatory Minimum       "Well Capitalized"
                                         ------            ------------------       ------------------

-----------------------------------------------------------------------------------------------------------
                                  Amount       Ratio       Amount       Ratio       Amount       Ratio
                                       $           %            $           %            $           %
-----------------------------------------------------------------------------------------------------------

Leverage ratio

  Corporation                     29,687       8.16%       14,560       4.00%          n/a         n/a

  Bank                            29,350       8.06%       14,560       4.00%       18,200       5.00%

Tier 1 capital ratio

  Corporation                     29,687      13.37%        8,883       4.00%          n/a         n/a

  Bank                            29,350      13.21%        8,888       4.00%       13,332       6.00%

Total risk-based capital
 ratio

  Corporation                     32,153      14.48%       17,766       8.00%          n/a         n/a

  Bank                            31,816      14.32%       17,776       8.00%       22,220      10.00%
-----------------------------------------------------------------------------------------------------------

     During fiscal 2003, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5% in fiscal 2004 and again in fiscal 2005. The shares are to be repurchased either through open market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. The repurchase program is expected to improve the Corporation's operating performance on a per share basis, enhance, in the long term, the market price per share of the Corporation's common stock and increase the liquidity of the Corporation's common stock. During the quarter ended June 30, 2005, the Corporation repurchased 11,302 shares. As of June 30, 2005, the Corporation had repurchased a total of 146,953 shares under this authorization.

     Off-Balance Sheet Risk
     ----------------------

     In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer's requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $40,646,000 at June 30, 2005. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

     For the period ended June 30, 2005, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

     Results of operations for the three months ended June 30, 2005 and 2004
     -----------------------------------------------------------------------

     General
     -------

     Net income increased $1,000, or 0.18%, to $549,000 for the three months ended June 30, 2005 as compared to the same period in 2004 as increases in net interest income and non- interest income were offset by increases in the provision for loan losses.

     Interest Income
     ---------------

     Interest income increased $508,000, or 12.10%, to $4,708,000 for the three months ended June 30, 2005 as compared to the same period in 2004. Interest income on loans increased by 21.78%, or $544,000, to $3,042,000 for the three months ended June 30, 2005 from $2,498,000 for the three months ended June 30, 2004, due primarily to increasing market interest rates along with a higher average balance of loans due to our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $36,000, or 2.12%, for the three months ended June 30, 2005 to $1,666,000 from $1,702,000 during the same period in 2004 due to lower average investable balances, offset by higher yields. Investment securities average balances as of June 30, 2005 decreased by $5,324,000, or 3.38%, when compared to the same period in 2004. Proceeds from the maturity and sale of investment securities were utilized to fund loans that produced a higher yield.

     Interest Expense
     ----------------

     Interest expense increased $424,000, or 23.77%, to $2,208,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Interest expense on deposit accounts increased $341,000, or 36.24%, to $1,282,000 for the three months ended June 30, 2005 from $941,000 during the same period in 2004 due to higher cost of deposits as a result of higher market rates offset by growth in lower costing transaction accounts. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. Interest expense on borrowings increased $43,000, or 5.79%, for the three months ended June 30, 2005 as compared to the same period in the previous year due to higher borrowing levels and market interest rates. Interest expense on floating rate junior subordinated deferrable interest debentures increased $40,000, or 40.00%, to $140,000 for the three months ended June 30, 2005 from $100,000 during the same period in 2004 due to higher market interest rates.

     Provision for Loan Losses
     -------------------------

     During the three months ended June 30, 2005, the provision for loan losses was $341,000 as compared to $250,000 for the same period in the previous year, due to the growth in the loan portfolio and the increase in commercial and consumer loans with greater risk along with an increase in non-accrual loans, offset by a decrease in net charge-offs. Commercial and consumer loans accounted for 67.63% of the loan portfolio at June 30, 2005 compared to 60.53% for the same period in 2004. During the three months ended June 30, 2005, bad debt charge-offs, net of recoveries, was $46,000 as compared to $683,000 in net bad debt charge-offs for the same period in the previous year. During the three months ended June 30, 2005, non-accrual loans increased $3,012,000 from $989,000 at March 31, 2005 to $4,001,000 at
     June 30, 2005. This compares to non-accrual loans at June 30, 2004 of $955,000. The increase in non-accrual loans for the quarter ending June 30, 2005 included one commercial loan for $2.4 million that is well supported by a low loan to value mortgage and a second commercial loan that is in process of being restructured. Management believes the Corporation's loan loss allowance is adequate to absorb possible loan losses inherent in the portfolio.

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

     Non-Interest Income
     -------------------

     Total non-interest income increased $16,000, or 2.44%, to $673,000 for the three months ended June 30, 2005 from $657,000 for the same period in the previous year. Fees from financial services increased $12,000, or 1.89%, to $646,000 for the three months ended June 30, 2005 from $634,000 for the same period in the previous year. The increase was due primarily to higher service charges that resulted from an increase in transaction accounts that was offset by lower fees generated from third party investment brokerage and financing receivables programs due to a reduction in product volumes.

     Non-Interest Expense
     --------------------

     For the three months ended June 30, 2005, total non-interest expense increased $3,000, or 0.14%, to $2,090,000 from $2,087,000 for the same period in 2004. Compensation and employee benefits increased $24,000, or 2.50%, to $983,000 for the three months ended June 30, 2005 from $959,000 for the same period in 2004 due to normal merit salary increases. Professional services expense increased $20,000, or 24.39%, to $102,000 for the three months ended June 30, 2005 from $82,000 for the same period in 2004 due to higher consultant expense utilized to implement improved loan documentation policies and procedures. Advertising expense decreased $22,000, or 48.89%, to $23,000 for the three months ended June 30, 2005 from $45,000 for the same period in 2004, due to reductions in media advertising in slower growth markets. Items processing expense decreased $30,000, or 50.85%, to $29,000 for the three months ended June 30, 2005 from $59,000 for the same period in 2004. The Corporation entered into a new items processing contract that was effective January 1, 2005 that reduced the long term expense for demand accounts.

     Results of operations for the six months ended June 30, 2005 and 2004
     ---------------------------------------------------------------------

     General
     -------

     Net income increased $31,000, or 2.93%, to $1,088,000 for the six months ended June 30, 2005 as compared to the same period in 2004 as an increase in net interest income was partially offset by increases in provision for loan losses and non-interest expense along with a reduction in non-interest income.

     Interest Income
     ---------------

     Interest income increased $876,000, or 10.63%, to $9,118,000 for the six months ended June 30, 2005 as compared to the same period in 2004. Interest income on loans increased by 18.34%, or $909,000, to $5,865,000 for the six months ended June 30, 2005 from $4,956,000 for the six months ended June 30, 2004, due primarily to increasing market interest rates along with a higher average balance of loans due to our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $33,000, or 1.00%, for the six months ended June 30, 2005 to $3,253,000 from $3,286,000 during the same period in 2004 due to lower average balances, offset by higher yields. Proceeds from the maturity and sale of investment securities were utilized to fund growth in higher yielding loans

     Interest Expense
     ----------------

     Interest expense increased $603,000, or 16.91%, to $4,169,000 for the six months ended June 30, 2005 as compared to $3,566,000 for the six months ended June 30, 2004. Interest expense on deposit accounts increased $501,000, or 26.09%, to $2,421,000 for the six months ended June 30, 2005 from $1,920,000 during the same period in 2004 due to higher cost of deposits as a result of higher market rates offset by growth in lower costing transaction accounts. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. Interest expense on borrowings increased $34,000, or 2.35%, for the six months ended June 30, 2005 as compared to the same period in the previous year due to higher borrowing levels and market interest rates. Interest expense on floating rate junior subordinated deferrable interest debentures increased $68,000, or 34.17%, to $267,000 for the six months ended June 30, 2005 from $199,000 during the same period in 2004 due to higher market interest rates.

     Provision for Loan Losses
     -------------------------

     During the six months ended June 30, 2005, the provision for loan losses was $548,000 as compared to $385,000 for the same period in the previous year, primarily due to loan growth along with an increase in non-accrual loans, offset by a decrease in net charge-offs. The provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans.

     Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Non performing loans increased $3,251,000 from $750,000 at December 31, 2004 to $4,001,000 at June 30, 2005. The increase in non-accrual loans for the six months ending June 30, 2005 includes one commercial loan for $2.4 million that is well supported by a low loan to value mortgage. Loans 30-89 days past due and still accruing was $3,521,000 at June 30, 2005 compared to $7,214,000 at December 31, 2004. The reduction in delinquent loans is a result of increased emphasis and focus from the Credit Administration area of the Bank that was developed with the utilization of outside loan consultants. During the six months ended June 30, 2005, bad debt charge-offs, net of recoveries, was $108,000 as compared to $881,000 for the same period in the previous year. The previous year bad debt charge-offs included approximately $737,000 from two commercial loans that were written down due to a reduction in the market value of the supporting loan collateral. The Corporation's loan loss allowance at June 30, 2005 was approximately 1.33% of the Corporation's outstanding loan portfolio and 61.63% of non-performing loans compared to 1.18% of the Corporation's outstanding loan portfolio and 270.13% of non-performing loans at December 31, 2004.

     The changes in the allowance for loan losses consisted of the following (in thousands):

         Balance at beginning of year                   $2,026
         Provision for loan losses                         548
         Charge-offs, net                                 (108)
                                                         -----
         Balance at end of quarter                      $2,466
                                                         =====

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                              June 30, 2005    December 31, 2004
                                              -------------    -----------------
         Non-accruing loans which are
          contractually past due 90 days
          or more:

         Real Estate                             $   547             $   217
         Commercial                                3,236                 142
         Consumer                                    218                 391
                                                 -------             -------
         Total                                   $ 4,001             $   750
                                                 =======             =======

         Percentage of loans receivable, net       2.16%               0.44%
                                                   =====               =====

         Percentage of allowance for loan losses
         to total loans outstanding                1.33%               1.18%
                                                   =====               =====

         Allowance for loan losses               $ 2,466             $ 2,026
                                                 =======             =======


         Real estate acquired through
          foreclosure and repossessed
          assets, net of allowances              $   286             $   373
                                                 =======             =======

     Non-Interest Income
     -------------------

     Total non-interest income decreased $35,000, or 2.72%, to $1,250,000 for the six months ended June 30, 2005 from $1,285,000 for the same period in the previous year. Fees from financial services decreased $20,000, or 1.65%, to $1,189,000 for the six months ended June 30, 2005 from $1,209,000 for the same period in the previous year. The decrease was due primarily to lower fees generated from third party investment brokerage and financing receivables programs due to a reduction in product volumes. Gain on sale of loans for the six months ended June 30, 2005 was $26,000 compared to $43,000 for the same period in the previous year due to lower residential loan originations as a result of the rising interest rate environment along with the Corporation's shift in focus to consumer/commercial loans. The sales represent loans funded and sold through a third party on a servicing released basis.

     Non-Interest Expense
     --------------------

     For the six months ended June 30, 2005, total non-interest expense increased $24,000, or 0.58%, to $4,192,000 from $4,168,000 for the same period in 2004. Compensation and employee benefits increased $24,000, or 1.22% to $1,998,000 for the six month period ended June 30, 2005 from $1,974,000 for the same period in 2004, due to normal merit salary increases. Professional services expense increased $30,000, or 18.87%, to $189,000 for the six months ended June 30, 2005 from $159,000 for the same period in 2004 due to higher consultant expense utilized to implement improved loan documentation policies and procedures. Advertising expense decreased $21,000, or 25.61%, to $61,000 for the six months ended June 30, 2005 from $82,000 for the same period in 2004, due to reductions in media advertising in slower growth markets. Loan operations costs increased $15,000, or 24.19%, to $77,000 for the six months ended June 30, 2005 from $62,000 for the same period in 2004, due to higher costs associated with foreclosures. Items processing expense decreased $63,000, or 50.81%, to $61,000 for the six months ended June 30, 2005 from $124,000 for the same period in 2004. The Corporation entered into a new items processing contract that was effective January 1, 2005 that reduced the long term expense for demand accounts. Telephone expense increased $7,000, or 9.09%, to $84,000 for the six months ended June 30, 2005 from $77,000 for the same period in 2004, due to installation charges incurred for two new banking center systems. Other expense increased $23,000, or 6.91%, to $356,000 for the six months ended June 30, 2005 from $333,000 for the same period in 2004, due primarily to higher expenses for postage and general office supplies along with increases in insurance expense.

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

     The Corporation's Asset/Liability Committee makes pricing and marketing decisions on deposit and loan products in conjunction with managing the Corporation's interest rate risk. In addition, the Asset/Liability Committee reviews the Corporation's securities portfolio, FHLB advances and other borrowings as well as the Corporation's asset and liability policies.

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

     The following table reflects changes in estimated net interest income from rate shocks of (+) or (-)1% and (+)2% in a rising and falling interest rate environment for the Corporation.

                                                            At          At
                                                         June 30,   December 31,
                                                           2005        2004
                                                           ----        ----
     ---------------------------------------------------------------------------
     200 basis point increase in rates
                                                          +6.28%      +5.75%
     ---------------------------------------------------------------------------
     100 basis point increase in rate
                                                          +3.54%      +3.12%
     ---------------------------------------------------------------------------
     100 basis point decrease in rates
                                                          (7.80)%      (3.22)%
     ---------------------------------------------------------------------------


     The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be positively affected in the twelve-month periods if rates rose by 100 and 200 basis points, but would be adversely affected if rates declined by 100 basis points.

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

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
             -----------------------------------------------------------

     The following table provides certain information with regard to shares repurchased by the Corporation during the second quarter of 2005.

-----------------------------------------------------------------------------------------------------
                                                               (c)
                             (a)                        Total Number of              (d)
                         Total               (b)        Shares Purchased        Maximum Number of
                         Number of      Average         as part of              Shares that may be
                         Shares         Price Paid      Publicly Announced      purchased under
     Period              Purchased      per share       Programs                Program
-----------------------------------------------------------------------------------------------------
April 1, 2005 through                                                               155,724
April 30, 2005
-----------------------------------------------------------------------------------------------------
May 1, 2005 through        11,126         $16.68              11,126                144,598
May 31, 2005
-----------------------------------------------------------------------------------------------------
June 1, 2005 through          176         $17.00                 176                144,422
June 30, 2005
-----------------------------------------------------------------------------------------------------
  Total                    11,302         $16.69              11,302                  N/A
-----------------------------------------------------------------------------------------------------

     In November 2004, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of the outstanding shares or 98,000 shares. In May 2005, the program was expanded by an additional 5% or 95,000 shares. The repurchase program will continue until it is completed or terminated by the Board of Directors.

     Item 3. Defaults upon Senior Securities
             -------------------------------

     Not applicable.

     Item 4. Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

     The Annual Meeting of the Stockholders of the Corporation was held on April 20, 2005. The results of the vote on the matters presented at the meeting is as follows:

     1. The following individuals were elected as directors, each for a three-year term by the following vote:

                                    Votes For         Votes Withheld
                                    ---------         --------------

          Carl L. Mason             1,493,860             20,067
          William M. Graham         1,507,318              6,609

     2. The appointment of Elliott Davis, LLC, as auditors for the Corporation for the year ending December 31, 2005 was ratified by the stockholders by the following vote:

          For 1,505,084         Against 2,565         Abstain 6,278
              ---------                 -----                 -----

     Item 5. Other Information
             -----------------

     None

     Item 6. Exhibits
             --------

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


                                       UNION FINANCIAL BANCSHARES, INC.
                                       --------------------------------
                                                  (Registrant)



     Date: August 8, 2005                    By: /s/ Dwight V. Neese
           -----------------                     -------------------
                                                 Dwight V. Neese, CEO


     Date: August 8, 2005                    By: /s/ Richard H. Flake
           -----------------                     --------------------
                                                 Richard H. Flake, CFO