Form 10-Q
period 2005-09-30
UNION FINANCIAL BANCSHARES INC
filed 2005-11-08
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 For the quarterly period ended September 30, 2005

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
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
Yes  X          No
    ---            ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes         No  X
                                                ---        ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)            Yes         No  X
                                                ---        ---

The Corporation had 1,916,482 shares, $0.01 par value, of common stock issued and outstanding as of October 25, 2005.

                        UNION FINANCIAL BANCSHARES, INC.

                                      INDEX

Part I.         Financial Information                                       Page
-------         ---------------------                                       ----

                Item 1. Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets as of September 30, 2005 and
                 December 31, 2004                                             3

                Consolidated Statements of Income for the three and nine
                 months ended September 30, 2005 and 2004                      4

                Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 2005 and 2004                      5

                Consolidated Statements of Shareholders' Equity for the
                 nine months ended September 30, 2005 and 2004                 6

                Notes to Consolidated Financial Statements                  7-10

                Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              11-21

                Item 3.  Quantitative and Qualitative Disclosures
                about Market Risk                                          21-23

                Item 4.  Controls and Procedures                              23

Part II.        Other Information
--------        -----------------

                Item 1. Legal Proceedings                                     24

                Item 2. Unregistered Sales of Equity Securities and
                Use of Proceeds                                               24

                Item 3. Defaults Upon Senior Securities                       24

                Item 4. Submission of Matters to a Vote of Security
                Holders                                                       25

                Item 5. Other Information                                     25

                Item 6. Exhibits                                              25

                Signatures                                                    26

Part 1. Financial Information
UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2005 (unaudited) and December 31, 2004


                                                                           September 30,    December 31,
ASSETS                                                                         2005             2004
                                                                         ----------------  ---------------
                                                                               (DOLLARS IN THOUSANDS)

Cash                                                                    $          7,623  $         1,586
Short term interest-earning deposits                                               3,361           11,611
                                                                         ----------------  ---------------
Total cash and cash equivalents                                                   10,984           13,197
                                                                         ----------------  ---------------
Investment and mortgage-backed securities
  Held to maturity                                                                 3,209            1,630
  Available for sale                                                             140,251          141,864
                                                                         ----------------  ---------------
Total investment and mortgage-backed securities                                  143,460          143,494
                                                                         ----------------  ---------------
Loans, net                                                                       181,441          171,094
Office properties and equipment, net                                               5,148            5,635
Federal Home Loan Bank Stock, at cost                                              3,561            3,522
Federal Reserve Stock, at cost                                                       539              539
Accrued interest receivable                                                        1,961            2,068
Intangible assets                                                                  3,735            4,212
Cash surrender value of life insurance                                             5,353            5,206
Other assets                                                                       3,071            2,631
                                                                         ----------------  ---------------
TOTAL ASSETS                                                            $        359,253  $       351,598
                                                                         ================  ===============

LIABILITIES

Deposit accounts                                                        $        239,316  $       227,589
Advances from the Federal Home Loan Bank and other borrowings                     62,500           63,500
Securities sold under agreements to repurchase                                    20,000           24,000
Floating rate junior subordinated deferrable interest debentures                   8,247            8,247
Accrued interest on deposits                                                         506              333
Advances from borrowers for taxes and insurance                                      237               40
Other liabilities                                                                  2,911            1,870
                                                                         ----------------  ---------------
TOTAL LIABILITIES                                                                333,717          325,579
                                                                         ----------------  ---------------

Commitments and contingencies-Note 4

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value, authorized - 500,000 shares,
  issued and outstanding - None                                                       --               --
Common stock - $0.01 par value, authorized - 5,000,000 shares, issued and outstanding - 1,916,482 shares at 9/30/05 and 1,957,989
  at 12/31/04                                                                         19               20
Additional paid-in capital                                                        12,271           12,109
Accumulated other comprehensive gain (loss)                                         (336)             109
Retained earnings, substantially restricted                                       16,371           15,221
Treasury stock, at cost                                                           (2,789)          (1,440)
                                                                         ----------------  ---------------
TOTAL SHAREHOLDERS' EQUITY                                                        25,536           26,019
                                                                         ----------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $        359,253  $       351,598
                                                                         ================  ===============

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)

                                                               Three Months Ended                   Nine Months Ended
                                                        September 30,     September 30,       September 30,   September 30,
                                                            2005             2004                 2005            2004
                                                        ------------      ------------        ------------    -----------
                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE) (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
  Loans                                                 $    3,243        $    2,643          $    9,108      $    7,599
  Deposits and federal funds sold                               37                 5                 109              20
  Mortgage-backed securities                                   305               463               1,050           1,442
  Interest and dividends on investment securities            1,319             1,172               3,756           3,464
                                                        ------------      ------------        ------------    -----------
Total Interest Income                                        4,904             4,283              14,023          12,525
                                                        ------------      ------------        ------------    -----------

Interest Expense:
  Deposit accounts                                           1,349               960               3,770           2,881
  Floating rate junior subordinated deferrable interest        150               109                 417             308
  Advances from the FHLB and other borrowings                  827               745               2,308           2,191
                                                        ------------      ------------        ------------    -----------
Total Interest Expense                                       2,326             1,814               6,495           5,380
                                                        ------------      ------------        ------------    -----------
Net Interest Income Provision for loan losses                2,578             2,469               7,528           7,145
                                                               220               390                 768             775
                                                        ------------      ------------        ------------    -----------
Net Interest Income After Provision for Loan Losses          2,358             2,079               6,760           6,370
                                                        ------------      ------------        ------------    -----------

Non-Interest Income:
  Fees for financial services                                  667               601               1,856           1,811
  Other fees                                                    14                16                  44              49
  Net gain on sale of loans                                     11                30                  37              72
  Net gain (loss) on sale of investments                        --                (8)                  5              (8)
Total Non-Interest Income                                      692               639               1,942           1,924

Non-Interest Expense:
  Compensation and employee benefits                         1,012               907               3,010           2,882
  Occupancy and equipment                                      492               540               1,523           1,562
  Deposit insurance premiums                                     8                 8                  24              24
  Professional services                                         86                67                 276             226
  Advertising/Public relations                                  46                40                 106             121
  Loan operations                                              101                48                 179             111
  Deposit premium intangible                                   159               159                 477             477
  Items processing                                              49                67                 110             190
  Telephone                                                     50                34                 135             111
  Other                                                        167               181                 523             515
                                                        ------------      ------------        ------------    -----------
Total Non-Interest Expense                                   2,170             2,051               6,363           6,219
                                                        ------------      ------------        ------------    -----------
Income Before Income Taxes                                     880               667               2,339           2,075
Income tax expense                                             242               159                 613             510
                                                        ------------      ------------        ------------    -----------
Net Income                                              $      638        $      508          $    1,726      $    1,565
                                                        ============      ============        ============    ===========
Basic Net Income Per Common Share                       $     0.33        $     0.26          $     0.90      $     0.80
                                                        ============      ============        ============    ===========
Diluted Net Income Per Common Share                     $     0.33        $     0.25          $     0.88      $     0.76
                                                        ============      ============        ============    ===========
Weighted Average Number of Common Shares Outstanding

Basic                                                    1,906,555         1,954,680           1,914,269       1,957,055

Diluted                                                  1,952,840         2,022,522           1,971,592       2,049,073


See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004 (unaudited)

                                                                                 Nine Months Ended
                                                                          September 30,        September 30,
                                                                               2005                2004
                                                                       -----------------     -----------------
                                                                        (IN THOUSANDS)

OPERATING ACTIVITIES:

Net income                                                                $   1,726             $   1,565
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                                     768                   775
  Amortization of intangibles                                                   477                   477
  Depreciation expense                                                          672                   738
  Recognition of deferred income, net of costs                                 (272)                 (250)
  Deferral of fee income, net of costs                                          238                   262
  Gain on investment transactions                                               (42)                  (64)
  Changes in operating assets and liabilities:
  (Increase) decrease in accrued interest receivable                            107                  (152)
  (Increase) decrease in other assets                                          (587)                  239
  Increase in other liabilities                                               1,238                 1,552
  Increase in accrued interest payable                                          173                    53
                                                                          ---------             ---------
Net cash provided by operating activities                                     4,498                 5,195
                                                                          ---------             ---------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                                       (49,746)              (96,907)
   Held to maturity                                                          (4,605)                   --
Proceeds from sale of investment and mortgage-backed securities
   Available for sale                                                        10,911                 4,702
Proceeds from maturity of investment and mortgage-backed securities:
   Available for sale                                                        31,705                46,939
   Held to maturity                                                           3,000                    --
Principal repayments on mortgage-backed securities:
   Available for sale                                                         8,360                14,346
Net increase in loans                                                       (11,075)              (15,040)
Purchase of FHLB stock                                                          (39)                   --
Redemption of FHLB stock                                                         --                   587
Purchase of office properties and equipment                                    (185)                 (153)
                                                                          ---------             ---------
Net cash used by investing activities                                       (11,674)              (45,526)
                                                                          ---------             ---------
FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                     78                    84
Dividends paid in cash ($0.30 per share -2005
and $0.30 per share - 2004)                                                    (577)                 (587)
Proceeds from the exercise of stock options                                      84                    72
Share repurchase program                                                     (1,349)                 (810)
Proceeds (repayment) of term borrowings                                      (5,000)               16,500
Increase in deposit accounts                                                 11,727                 1,328
                                                                          ---------             ---------
Net cash  provided by financing activities                                    4,963                16,587
                                                                          ---------             ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (2,213)              (23,744)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             13,197                28,702
                                                                          ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $10,984               $ 4,958
                                                                          =========             =========
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                              $ 1,652               $   120
  Interest                                                                    6,292                 5,327

Non-cash transactions:
  Loans foreclosed                                                          $    54               $   647

See notes to consolidated financial statements.

UNION FINANCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2005 and 2004 (unaudited)

                                                                            Retained      Accumulated                  Total
                                                             Additional     Earnings,        Other        Treasury    Share-
                                              Common Stock    Paid-in     Substantially   Comprehensive    Stock      holders'
                                             Shares   Amount  Capital      Restricted        Income       At Cost     Equity
                                            ---------------------------------------------------------------------------------
                                                                 (Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2003                1,969,770  $20   $11,906         $13,848        $   99         ($366)     $25,507

Net income                                                                     1,565                                    1,565

Other comprehensive income, net of tax:
  Unrealized holding gains on securities
  available for sale arising during period,
  net of tax effect of $171 thousand                                                           220                        220
                                                                                                                       -------
Comprehensive income                                                                                                    1,785

Stock option activity                        40,043      1        71                                                       72

Dividend  reinvestment plan
 contributions                                5,280               84                                                       84

Share repurchase program                    (47,832)                                                        (810)        (810)

Cash dividend ($.30 per share)                                                  (587)                                    (587)

                                            ---------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2004               1,967,261  $21   $12,061         $14,826        $  319       ($1,176)     $26,051
                                            =================================================================================

BALANCE AT DECEMBER 31, 2004                1,957,989  $20   $12,109         $15,221        $  109       ($1,440)     $26,019

Net income                                                                     1,726                                    1,726

Other comprehensive income, net of tax
  Unrealized holding losses on securities
   available for sale arising during period,
   net of tax effect of $181 thousand                                                         (450)                      (450)
  Reclassification adjustment for gains                                                          5                          5
   included in net income                                                                    ------                    -------
  Comprehensive loss                                                                                                    1,281

Stock option activity                        35,044               84                                                       84

Dividend  reinvestment plan
 contributions                                4,557               78                                                       78

Share repurchase program                    (81,108)              (1)              1        (1,349)                    (1,349)

Cash dividend ($.30 per share)                                                  (577)                                    (577)

                                            ---------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2005               1,916,482  $19   $12,271         $16,371         ($336)      ($2,789)     $25,536
                                            =================================================================================

                        UNION FINANCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Presentation of Consolidated Financial Statements
     -------------------------------------------------

     The accompanying unaudited consolidated financial statements of Union Financial Bancshares, Inc. (the "Corporation" or "Union Financial") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

     Recently Issued Accounting Standards

     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Corporation:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
     2004), "Share-Based Payment" ("SFAS No. 123(R))"). SFAS No. 123(R)) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R)) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R)) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2006. The Corporation is currently evaluating the impact that the adoption of SFAS No. 123(R)) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

     In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin ("SAB") No.107 to provide guidance regarding the application of SFAS No.123 (revised 2004), "Share-Based Payment". SFAS No.123(R)) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R)) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R)).

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     Additional accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.   Income Per Share
     ----------------

     Basic income per share amounts for the three and nine months ended September 30, 2005 and 2004 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation for the three months ended September 30, 2005 and 2004 were 46,285 and 67,842, respectively and for the nine months ended September 30, 2005 and 2004 were 57,323 and 92,018, respectively.

3.   Assets Pledged
     --------------

     Approximately $77,675,000 and $62,396,000 of debt securities at September 30, 2005 and December 31, 2004, respectively, were pledged by Provident Community Bank, N.A. (the "Bank") as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.   Contingencies and Loan Commitments
     ----------------------------------

     In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at September 30, 2005 related to these items is summarized below:

                Loan Commitments:                               Contract Amount

                Approved loan commitments                        $  1,086,000
                Unadvanced portions of loans and
                 credit lines                                      39,787,000
                                                                   ----------
                Total loan commitments                           $ 40,873,000
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

     Commitments outstanding at September 30, 2005 consisted of fixed and adjustable rate loans at rates ranging from 5.0% to 6.5%. Commitments to originate loans generally expire within 30 to 60 days.

     Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $87,345,000 at September 30, 2005. Of these lines, the outstanding loan balances totaled approximately $47,558,000.

5.   Floating Rate Junior Subordinated Deferrable Interest Debentures
     ----------------------------------------------------------------

     On December 18, 2001, Union Financial Statutory Trust I, (the "Trust") issued $8,000,000 of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $247,000 capital contribution for the Trust's common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR. A rate cap of 12.50% is effective through December 18, 2006. The Corporation has, through the Trust Agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debentures, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the capital securities.

     A summary of the Trust securities issued and outstanding follows:

 -------------------------------------------------------------------------------------------------------------------
                                   Amount                                                               Distribution
                                Outstanding                      Prepayment                                Payment
                               September 30,                     Option Date          Maturity           Frequency
 -------------------------------------------------------------------------------------------------------------------
     Name                   2005          2004       Rate
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 Union Financial         $8,000,000   $8,000,000     7.48%     December 18, 2006    December 18, 2031      Quarterly
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward Looking Statements
     --------------------------

     Management's discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain
     "forward-looking statements" concerning the future operations of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report to describe future plans and strategies. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation's and the Bank's market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

     Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

     Financial Condition
     -------------------

     Assets
     ------

     Total assets of the Corporation increased $7,655,000, or 2.18%, to $359,253,000 at September 30, 2005 from $351,598,000 at December 31, 2004.

     Loans  increased  $10,347,000,  or 6.05%,  to $181,441,000 at September 30,
     2005. The Corporation continues to focus on consumer and commercial lending with specialized loan officers and products. Short term interest earning deposits decreased $8,250,000, or 71.05%, to $3,361,000, from December 31, 2004 to September 30, 2005, as these deposits were used to fund growth in loans. Other assets increased $440,000, or 16.72%, to $3,071,000, from December 31, 2004 to September 30, 2005, due to an increase in a net deferred tax receivable that was related to the mark to market adjustment for investments available for sale.

     Liabilities
     -----------

     Total liabilities increased $8,138,000, or 2.50%, to $333,717,000 at September 30, 2005 from $325,579,000 at December 31, 2004. Deposits increased $11,727,000, or 5.15%, to $239,316,000 at September 30, 2005 from
     $227,589,000 at December 31, 2004. The increase was due primarily to growth in lower cost demand accounts partially offset by a reduction in higher cost certificates of deposit accounts. The Corporation continues to target lower cost demand deposit accounts through media advertising versus traditional higher cost certificates of deposits.

     Borrowings from the Federal Home Loan Bank (the "FHLB") decreased $1,000,000, or 1.57%, to $62,500,000 at September 30, 2005 from $63,500,000 at December 31, 2004. Securities sold under agreement to repurchase decreased $4,000,000 to $20,000,000 at September 30, 2005 from $24,000,000 at December 31, 2004. Borrowings were reduced with deposit growth and reductions in short term interest earning deposits. Other liabilities increased $1,041,000 to $2,911,000 at September 30, 2005 from $1,870,000 at
     December 31, 2004, due primarily to an increase in outstanding loan fundings.

     Shareholders' Equity
     --------------------

     Shareholders'  equity  decreased  $483,000,  or 1.86%,  to  $25,536,000  at
     September 30, 2005 from $26,019,000 at December 31, 2004 due to the repurchase of 81,108 shares at a cost of $1,349,000, dividend payments of $0.30 per share at a cost of $577,000 and a $445,000 increase in unrealized losses on securities available for sale, offset by net income of $1,726,000.

     Liquidity
     ---------

     Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are deposits, loan repayments, borrowings, maturity of securities and interest payments.

     While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The primary investing activities of the Corporation are the origination of commercial and consumer loans, and the purchase of investment, and mortgage-backed securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase and the utilization of FHLB advances.

     During the nine months ended September 30, 2005, the Corporation's loan originations totaled $55,589,000. At September 30, 2005, the Corporation's investment in agency and mortgage-backed securities totaled $143,460,000, nearly all of which is available for sale. Approximately $77,675,000 and $62,396,000 of debt securities at September 30, 2005 and December 31, 2004, respectively, were pledged by Provident Community Bank, N.A. (the "Bank") as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

     Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $40,873,000 at September 30, 2005. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

     During the nine months ended September 30, 2005, total deposits increased $11,727,000. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2005, totaled $93,985,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and lines of credit. At September 30, 2005, the Corporation had outstanding $62,500,000 of FHLB borrowings and $20,000,000 of securities sold under agreements to repurchase. At September 30, 2005, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $17,000,000 and the ability to borrow an additional $22,000,000 from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

     Capital Management
     ------------------

     The Bank and the Corporation are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weights and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of September 30, 2005, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

     As of September 30, 2005, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. Under present regulations of the Office of the Comptroller of the Currency, the Bank must have core capital (leverage requirement) equal to 4.0% of assets, of which 1.5% must be tangible capital, excluding intangible assets. The Bank must also maintain risk-based regulatory capital as a percent of risk weighted assets at least equal to 8.0%. In measuring compliance with capital standards, certain adjustments must be made to capital and total assets.

     The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (dollars in thousands).


                                        September 30, 2005
                                        ------------------

                                     Actual          Regulatory Minimum     "Well Capitalized"
                               -----------------     ------------------     ------------------
                               Amount      Ratio     Amount      Ratio      Amount       Ratio
-----------------------------------------------------------------------------------------------
                                 $          %           $          %           $           %
-----------------------------------------------------------------------------------------------
Leverage ratio
-----------------------------------------------------------------------------------------------
 Corporation                  30,054       8.31%     14,469       4.00%       n/a         n/a
-----------------------------------------------------------------------------------------------

 Bank                         29,294       8.10%     14,469       4.00%    18,086        5.00%
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Tier 1 capital ratio
-----------------------------------------------------------------------------------------------
 Corporation                  30,054      13.71%      8,770       4.00%       n/a         n/a
-----------------------------------------------------------------------------------------------
 Bank                         29,294      13.35%      8,776       4.00%    13,164        6.00%
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Total risk-based
 capital ratio
-----------------------------------------------------------------------------------------------
 Corporation                  32,652      14.89%     17,541       8.00%       n/a         n/a
-----------------------------------------------------------------------------------------------
 Bank                         31,891      14.54%     17,552       8.00%    21,940       10.00%
-----------------------------------------------------------------------------------------------

     During fiscal 2003, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 98,000 shares, in fiscal 2004 and by an additional 5%, or 95,000 shares in fiscal 2005. The shares are to be repurchased either through open market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. The repurchase program is expected to improve the Corporation's operating performance on a per share basis and enhance, in the long term, the market price per share of the Corporation's common stock. During the three and nine months ended September 30, 2005, the Corporation repurchased 17,140 and 81,108 shares, respectively. As of September 30, 2005, the Corporation had repurchased a total of 164,093 shares under these authorizations. Of the three authorizations, 32,000 shares remain to be purchased under the second authorization.

     Off-Balance Sheet Risk
     ----------------------

     In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer's requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $47,558,000 at September 30, 2005. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

     For the period ended September 30, 2005, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

     Results of  operations  for the three months ended  September  30, 2005 and
     ---------------------------------------------------------------------------
     2004
     ----

     General
     -------

     Net income increased $130,000, or 25.59%, to $638,000 for the three months ended September 30, 2005 as compared to $508,000 for the same period in 2004 as increases in net interest income and non-interest income and reductions in the provision for loan losses were partially offset by an increase in non-interest expense.

     Interest Income
     ---------------

     Interest income increased $621,000, or 14.50%, to $4,904,000 for the three months ended September 30, 2005 as compared to the same period in 2004. Interest income on loans increased by 22.70%, or $600,000, to $3,243,000 for the three months ended September 30, 2005 from $2,643,000 for the three months ended September 30, 2004, due primarily to increasing market interest rates along with a higher average balance of loans with a higher average rate due to our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $21,000, or 1.28%, for the three months ended September 30, 2005 to $1,661,000 from $1,640,000 during the same period in 2004 due to higher yields, due to higher market interest rates, offset by lower average balances.

     Interest Expense
     ----------------

     Interest expense increased $512,000, or 28.22%, to $2,326,000 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Interest expense on deposit accounts increased $389,000, or 40.52%, to $1,349,000 for the three months ended September 30, 2005 from $960,000 during the same period in 2004 due to higher cost of deposits as a result of higher market rates offset by growth in lower costing transaction accounts. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. Interest expense on borrowings increased $82,000, or 11.01%, for the three months ended September 30, 2005 as compared to the same period in the previous year due to lower borrowing levels offset by higher market interest rates. Interest expense on floating rate junior subordinated deferrable interest debentures increased $41,000, or 37.61%, to $150,000 for the three months ended September 30, 2005 from $109,000 during the same period in 2004 due to higher market interest rates.

     Provision for Loan Losses
     -------------------------

     During the three months ended September 30, 2005, the provision for loan losses was $220,000 as compared to $390,000 for the same period in the previous year, due to lower charge-offs and non-accrual loans, offset by the growth in the loan portfolio and the increase in commercial and consumer loans with greater risk. Commercial and consumer loans accounted for 67.18% of the loan portfolio at September 30, 2005 compared to 63.00% for the same period in 2004. During the three months ended September 30, 2005, bad debt charge-offs, net of recoveries, were $89,000 as compared to $178,000 in net bad debt charge-offs for the same period in the previous year. During the three months ended September 30, 2005, non-accrual loans decreased $2,516,000 from $4,001,000 at June 30, 2005 to $1,485,000 at
     September 30, 2005. This compares to non-accrual loans at September 30, 2004 of $1,286,000. The decrease in non-accrual loans for the quarter ending September 30, 2005 included one commercial loan for $2.4 million that was paid off. Management believes the Corporation's loan loss allowance is adequate to absorb possible loan losses inherent in the portfolio.

     The allowance for loan loss calculation includes a segmentation of loan categories subdivided by residential mortgage, commercial and consumer loans. Each category is rated for all loans including performing groups. The weight assigned to each performing group is developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition to loan loss experience, management's evaluation of the loan portfolio includes the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends and economic conditions. Management evaluates the carrying value of loans periodically and the allowance for loan loss calculation will adjust accordingly.

     Non-Interest Income
     -------------------

     Total non-interest income increased $53,000, or 8.29%, to $692,000 for the three months ended September 30, 2005 from $639,000 for the same period in the previous year. Fees from financial services increased $66,000, or 10.98%, to $667,000 for the three months ended September 30, 2005 from $601,000 for the same period in the previous year. The increase was from an increase in transaction accounts that was offset by lower fees generated from third party investment brokerage and financing receivables programs due to a reduction in product volumes. Gain on sale of loans for the three months ended September 30, 2005 was $11,000 compared to $30,000 for the same period in the previous year due to lower residential loan originations as a result of the rising interest rate environment along with the Corporation's shift in focus to consumer/commercial loans. The sales represent loans funded and sold through a third party on a servicing released basis.

     Non-Interest Expense
     --------------------

     For the three months ended September 30, 2005, total non-interest expense increased $119,000, or 5.80%, to $2,170,000 from $2,051,000 for the same period in 2004. Compensation and employee benefits increased $105,000, or 11.58%, to $1,012,000 for the three months ended September 30, 2005 from $907,000 for the same period in 2004 due primarily to higher amortization expense for deferred compensation contracts. Occupancy and equipment expense decreased $48,000, or 8.89%, to $492,000 for the three months ended September 30, 2005 from $540,000 for the same period in 2004 due to primarily to lower depreciation expense. Professional services expense increased $19,000, or 28.36%, to $86,000 for the three months ended September 30, 2005 from $67,000 for the same period in 2004 due to higher consultant expense utilized to implement improved loan documentation policies and procedures. Loan operations expense increased $53,000, or 110.42%, to $101,000 for the three months ended September 30, 2005 from $48,000 for the same period in 2004, due to higher costs associated with foreclosures. Items processing expense decreased $18,000, or 26.87%, to $49,000 for the three months ended September 30, 2005 from $67,000 for the same period in 2004. The Corporation entered into a new items processing contract that was effective January 1, 2005 that reduced the long term expense for demand accounts. Telephone expense increased $16,000, or 47.06%, to $50,000 for the three months ended September 30, 2005 from $34,000 for the same period in 2004 due to prior year expense credits received with the purchase of a new system.

     Results of operations for the nine months ended September 30, 2005 and 2004
     ---------------------------------------------------------------------------

     General
     -------

     Net income increased $161,000, or 10.29%, to $1,726,000 for the nine months ended September 30, 2005 as compared to the same period in 2004 as an increase in net interest income was partially offset by an increase in non-interest expense.

     Interest Income
     ---------------

     Interest income increased $1,498,000, or 11.96%, to $14,023,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. Interest income on loans increased by 19.86%, or $1,509,000, to $9,108,000 for the nine months ended September 30, 2005 from $7,599,000 for the nine months ended September 30, 2004, due primarily to increasing market interest rates along with a higher average balance of loans with a higher average rate due to our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $11,000, or 0.22%, for the nine months ended September 30, 2005 to $4,915,000 from $4,926,000 during the same period in 2004 due to lower average balances, offset by higher yields. Proceeds from the maturity and sale of investment securities were utilized to fund growth in higher yielding loans.

     Interest Expense
     ----------------

     Interest expense increased $1,115,000, or 20.72%, to $6,495,000 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Interest expense on deposit accounts increased $889,000, or 30.86%, to $3,770,000 for the nine months ended September 30, 2005 from $2,881,000 during the same period in 2004 due to higher cost of deposits as a result of higher market rates offset by growth in lower costing transaction accounts. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. Interest expense on borrowings increased $117,000, or 5.34%, for the nine months ended September 30, 2005 as compared to the same period in the previous year due to lower borrowing levels offset by higher market interest rates. Interest expense on floating rate junior subordinated deferrable interest debentures increased $109,000, or 35.39%, to $417,000 for the nine months ended September 30, 2005 from $308,000 during the same period in 2004 due to higher market interest rates.

     Provision for Loan Losses
     -------------------------

     During the nine months ended September 30, 2005, the provision for loan losses was $768,000 as compared to $775,000 for the same period in the previous year, which reflected loan growth along with an increase in non-accrual loans, offset by a decrease in net charge-offs. The provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Non-performing loans increased $735,000 from $750,000 at December 31, 2004 to $1,485,000 at September 30, 2005. The increase in non-accrual loans for the nine months ending September 30, 2005 includes one commercial loan for $380,000 that was downgraded as a result of an analysis of the underlying collateral. Loans 30-89 days past due and still accruing was $3,442,000 at September 30, 2005 compared to $7,214,000 at December 31, 2004. The reduction in delinquent loans is a result of increased emphasis and focus from the Credit Administration area of the Bank that was developed with the utilization of outside loan consultants. During the nine months ended September 30, 2005, bad debt charge-offs, net of recoveries, was $197,000 as compared to $1,058,000 for the same period in the previous year. The previous year bad debt charge-offs included approximately $737,000 from two commercial loans that were written down due to a reduction in the market value of the supporting loan collateral. The Corporation's loan loss allowance at September 30, 2005 was approximately 1.44% of the
     Corporation's outstanding loan portfolio and 174.88% of non-performing loans compared to 1.18% of the Corporation's outstanding loan portfolio and 270.13% of non-performing loans at December 31, 2004.

The changes in the allowance for loan losses consisted of the following (in thousands):

         Balance at beginning of year                                  $2,026
         Provision for loan losses                                        768
         Charge-offs, net                                                (197)
                                                               --------------
         Balance at end of quarter                                     $2,597
                                                               ===============

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated (dollars in thousands):

                                                             September 30, 2005   December 31, 2004
                                                             ------------------   -----------------
        Non-accruing loans which are
         contractually past due 90 days
         or more:

        Real estate                                               $  406                $  217
        Commercial                                                   802                   142
        Consumer                                                     277                   391
                                                                  ------                ------
        Total                                                     $1,485                $  750
                                                                  ======                ======
        Percentage of loans receivable, net                         0.81%                 0.44%
                                                                  ======                ======
        Percentage of allowance for loan losses
         to total loans outstanding                                 1.44%                 1.18%
                                                                  ======                ======
        Allowance for loan losses                                 $2,597                $2,026
                                                                  ======                ======
        Real estate acquired through
         foreclosure and repossessed
         assets                                                   $  223                $  373
                                                                  ======                ======

     Non-Interest Income
     -------------------

     Total non-interest income increased $18,000, or 0.94%, to $1,942,000 for the nine months ended September 30, 2005 from $1,924,000 for the same period in the previous year. Fees from financial services increased $45,000, or 2.48%, to $1,856,000 for the nine months ended September 30, 2005 from $1,811,000 for the same period in the previous year. The increase was due primarily to higher fees for financial services as a result of an increase in demand deposit accounts offset by lower fees generated from third party investment brokerage and financing receivables programs due to a reduction in product volumes. Gain on sale of loans for the nine months ended September 30, 2005 was $37,000 compared to $72,000 for the same period in the previous year due to lower sales of fixed-rate mortgage loans because of lower residential loan originations as a result of the rising interest rate environment along with the Corporation's shift in focus to consumer/commercial loans. The sales represent loans funded and sold through a third party on a servicing released basis.

     Non-Interest Expense
     --------------------

     For the nine months ended September 30, 2005, total non-interest expense increased $144,000, or 2.32%, to $6,363,000 from $6,219,000 for the same period in 2004. Compensation and employee benefits increased $128,000, or 4.44% to $3,010,000 for the nine month period ended September 30, 2005 from $2,882,000 for the same period in 2004, due to normal merit salary increases along with higher amortization expense for deferred compensation contracts. Occupancy and equipment expense decreased $39,000, or 2.50%, to $1,523,000 for the nine months ended September 30, 2005 from $1,562,000 for the same period in 2004 due primarily to lower depreciation expense. Professional services expense increased $50,000, or 22.12%, to $276,000 for the nine months ended September 30, 2005 from $226,000 for the same period in 2004 due to higher consultant expense utilized to implement improved loan documentation procedures and higher audit fees. Advertising expense decreased $15,000, or 12.40%, to $106,000 for the nine months ended September 30, 2005 from $121,000 for the same period in 2004, due to reductions in media advertising in slower growth markets. Loan operations costs increased $68,000, or 61.26%, to $179,000 for the nine months ended September 30, 2005 from $111,000 for the same period in 2004, due to higher costs associated with foreclosures. Items processing expense decreased $80,000, or 42.11%, to $110,000 for the nine months ended September 30, 2005 from $190,000 for the same period in 2004. The Corporation entered into a new items processing contract that was effective January 1, 2005 that reduced the long term expense for demand accounts. Telephone expense increased $24,000, or 21.62%, to $135,000 for the nine months ended September 30, 2005 from $111,000 for the same period in 2004, due to installation charges incurred for two new banking center systems and prior year expense credits received on the purchase of new equipment.



     Item  3.  Quantitative  and  Qualitative   Disclosures  about  Market  Risk
               -----------------------------------------------------------------

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

     The following table reflects changes in estimated net interest income from rate shocks of (+) or (-) 1% and 2% in a rising and falling interest rate environment for the Corporation. Management did not include a 200 basis points decrease in the simulation model at December 31, 2004 as such a change in interest rates at that time was a highly remote scenario.

                                                     At               At
                                                 September 30,    December 31,
                                                    2005             2004
                                                    ----             ----
--------------------------------------------------------------------------------
200 basis point increase in rates
                                                    6.26%            5.75%
--------------------------------------------------------------------------------
100 basis point increase in rates
                                                    3.41%            3.12%
--------------------------------------------------------------------------------
100 basis point decrease in rates
                                                   (4.50%)          (3.22%)
--------------------------------------------------------------------------------
200 basis point decrease in rates
                                                  (11.79%)            N/A
--------------------------------------------------------------------------------

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be positively affected in the twelve-month periods if rates rose by 100 and 200 basis points, but would be adversely affected if rates declined by 100 and 200 basis points.



Item 4. Controls and Procedures
        -----------------------

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

                                                                              (c)
                                                                       Total Number of            (d)
                                    (a)                  (b)          Shares Purchased     Maximum Number of
                                Total Number           Average       as part of Publicly   Shares that may be
                                 of Shares           Price Paid          Announced         purchased under
     Period                      Purchased            per share          Programs             Program
-------------------------------------------------------------------------------------------------------------
July 1, 2005 through
July 31, 2005                       3,000             $18.01               3,000               141,422
-------------------------------------------------------------------------------------------------------------
August 1, 2005 through
August 31, 2005                     4,140             $18.02               4,140               137,282
-------------------------------------------------------------------------------------------------------------
September 1, 2005 through
September 30, 2005                 10,000             $18.04              10,000               127,282
-------------------------------------------------------------------------------------------------------------
        Total                      17,140             $18.03              17,140                 N/A
-------------------------------------------------------------------------------------------------------------

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


                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
                                  (Registrant)



        Date: November 7, 2005                    By: /s/ Dwight V. Neese
              ----------------                        --------------------
                                                      Dwight V. Neese, CEO


        Date: November 7, 2005                    By: /s/ Richard H. Flake
              ----------------                        ----------------------
                                                      Richard H. Flake, CFO