Form 10-K
period 2005-12-31
UNION FINANCIAL BANCSHARES INC
filed 2006-03-21
CIK 926164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(A) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked price on February 27, 2006, was approximately $29,265,092 (1,672,291 shares at $17.50 per share). Solely for the purposes of this calculation it is assumed that directors and executive officers are affiliates of the registrant.

As of March 13, 2006, there were 1,895,525 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005 (Part II).

2.	Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders (Part III).

PART I

Item 1.	Business

General

Union Financial Bancshares, Inc. (“Union Financial”) is the bank holding company for Provident Community Bank, N.A. (the “Bank”). Union Financial has no material assets or liabilities other than its investment in the Bank. Union Financial’s business activity primarily consists of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. Union Financial and the Bank are collectively referred to as the “Corporation” herein.

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

The business of the Bank primarily consists of attracting deposits from the general public and originating loans to consumers and businesses. The Bank also maintains a portfolio of investment securities. The principal sources of funds for the Bank’s lending activities include deposits received from the general public, interest and principal repayments on loans and, to a lesser extent, borrowings from the FHLB and other parties. The Bank’s primary source of income is interest earned on loans and investments. The Bank’s principal expense is interest paid on deposit accounts and borrowings and expenses incurred in operating the Bank.

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

Competition

The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial and consumer loans. Its most direct competition for savings deposits historically has been derived from other commercial banks and thrift institutions located in and around Union, Laurens, Fairfield and York Counties, South Carolina. As of June 30, 2005, according to information presented on the Federal Deposit Insurance Corporation’s website, the Corporation held 42.3% of the deposits in Union County, which was the largest share of deposits out of four financial institutions in the county. Additionally, the Corporation held 22.9% of the deposits in Fairfield

County, which was the third largest out of four financial institutions in the county, 7.4% of the deposits in Laurens County, which was the sixth largest share of deposits out of eight financial institutions in the county and 1.4% of the deposits in York County, which was the ninth largest out of 12 financial institutions in that county. However, the Corporation competes with super-regional banks, such as Wachovia Bank and SunTrust, and large regional banks, such as First-Citizens Bank and Trust Company of South Carolina and Carolina First Bank. These competitors have substantially greater resources and lending limits than does the Corporation and offer services that the Corporation does not provide. The Bank faces additional significant competition for investor funds from money market instruments and mutual funds. It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. The Bank’s competition for real estate loans comes principally from other commercial banks, thrift institutions, and mortgage banking companies.

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

	Years Ended December 31,						Year Ended September 30, 2003
	2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$179,844	$12,666	7.04%	$160,131	$10,399	6.49%	$157,265	$10,914	6.94%
Mortgage-backed securities	32,860	1,338	4.07	48,216	1,868	3.87	79,104	2,991	3.78
Investment securities:
Taxable	99,404	4,214	4.24	91,630	3,715	4.05	52,459	2,115	4.03
Nontaxable	20,583	869	4.22	21,063	930	4.42	18,490	881	4.77

Total investment securities	119,987	5,083	4.24	112,693	4,645	4.12	70,949	2,996	4.22
Deposits and federal funds sold	6,849	126	1.83	6,434	40	0.62	5,396	23	0.42

Total interest-earning assets	339,540	19,213	5.66	327,474	16,952	5.18	312,714	16,924	5.41
Non-interest-earning assets	23,761			24,803			22,630

Total assets	$363,301			$352,277			$335,344

Interest-bearing liabilities:
Savings accounts	17,678	77	0.43	17,966	72	0.40	15,639	116	0.74
Negotiable order of withdrawal accounts (2)	63,561	1,352	1.75	45,914	436	0.75	33,581	277	0.65
Certificate accounts	138,564	3,819	2.76	144,930	3,395	2.34	149,355	4,267	2.86
FHLB advances and other borrowings	102,099	3,722	3.65	103,639	3,343	3.23	97,900	4,042	4.13

Total interest-bearing liabilities	321,902	8,970	2.67	312,449	7,246	2.23	296,475	8,702	2.85
Non-interest-bearing deposits	13,578			12,146			8,767
Non-interest-bearing liabilities	2,078			2,077			5,400

Total liabilities	337,558			326,672			310,642
Shareholders’ equity	25,743			25,605			24,702

Total liabilities and shareholders’ Equity	$363,301			$352,277			$335,344

Net interest income		$10,243			$9,706			$8,222

Interest rate spread (3)			2.99%			2.95%			2.56%
Net interest margin (4)		3.02%			2.96%			2.63%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.01x			1.01x			1.02x

(1)	Average loans receivable includes non-accruing loans. Interest income does not include interest on loans 90 days or more past due.

(2)	Average costs include the affects of non-interest bearing deposits.

(3)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Lending Activities

General. Set forth below is selected data relating to the composition of the Bank’s loan portfolio on the dates indicated (dollars in thousands).

	At December 31,				At September 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$36,560	18.99%	$43,556	25.46%	$55,647	36.39%	$88,746	54.92%	$110,109	69.66%
Commercial	45,665	23.71	43,351	25.34	40,372	26.40	31,465	19.48	16,299	10.31
Multi-family and construction
Loans	4,842	2.51	3,823	2.23	2,170	1.42	5,514	3.41	12,259	7.76

Total real estate loans	87,067	45.21	90,730	53.03	98,189	64.21	125,725	77.81	138,667	87.73
Consumer and installment Loans	39,876	20.71	30,826	18.02	25,445	16.64	25,884	16.02	22,662	14.33
Commercial loans	70,668	36.70	54,796	32.02	33,859	22.14	16,100	9.96	5,593	3.54

Total loans	197,611	102.62	176,352	103.07	157,493	102.99	167,709	103.79	166,922	105.60

Less:
Undisbursed loans in process	(1,980)	(1.03)	(2,363)	(1.38)	(1,392)	(0.91)	(3,204)	(1.97)	(6,108)	(3.86)
Loan discount Unamortized	(764)	(0.40)	(993)	(0.58)	(1,448)	(0.95)	(1,685)	(1.04)	(1,922)	(1.22)
Allowance for loan Losses	(2,394)	(1.24)	(2,026)	(1.18)	(1,842)	(1.20)	(1,371)	(0.85)	(1,080)	(0.68)
Deferred loan fees	104	0.05	124	0.07	110	0.07	127	0.07	251	0.16

Net loans receivable	$192,577	100.00%	$171,094	100.00%	$152,921	100.00%	$161,576	100.00%	$158,063	100.00%

The following table sets forth, at December 31, 2005, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

	Due Within One Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Real estate loans:
Residential loans	60	1,685	34,815	$36,560
Commercial loans	9,952	29,193	6,520	45,665
Multi-family and construction loans (1)	4,842	—	—	4,842
Consumer and installment loans	3,557	14,368	21,951	39,876
Commercial loans	32,663	33,012	4,993	70,668

Total	$51,074	$78,258	$68,279	$197,611

(1)	Includes construction/permanent loans.

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

The following table sets forth, at December 31, 2005, the dollar amount of loans due after December 31, 2006 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

	Fixed	Adjustable	Total
Real estate loans:
Residential loans	$23,799	$12,701	$36,500
Commercial loans	15,004	20,709	35,713
Consumer and installment loans	14,864	21,455	36,319
Commercial loans	9,808	28,197	38,005

Total	$63,475	$83,062	$146,537

Real Estate Loans. The Bank originates residential mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. At December 31, 2005, approximately $36.6 million, or 18.9% of the Corporation’s net loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal, excluding construction loans).

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

The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally have reflected a policy of making less than the maximum loan permissible under applicable regulations, market conditions, and underwriting standards established by the Bank. Mortgage loans made by the Bank generally are long-term loans (15-30 years), amortized on a monthly basis, with principal and interest due each month. In the Bank’s experience, real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans, at their option, with no prepayment penalty.

The Bank offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Bank’s marketplace, only a small percentage of residential loans are adjustable-rate mortgage loans (“ARMs”). The Bank offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At December 31, 2005, the Bank had approximately $12.7 million of ARMs, or 6.6% of the Bank’s total loans receivable. At December 31, 2005, 12.4% of the Bank’s loan portfolio consisted of long-term, fixed-rate residential real estate loans.

Net interest income depends to a large extent on how successful the Bank is in “matching” interest-earning assets and interest-bearing liabilities. The Corporation has taken steps to reduce its exposure to rising interest rates. For a discussion of these steps, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report to Shareholders (“Annual Report”).

Commercial real estate loans constituted approximately $45.7 million, or 23.7%, of the Bank’s net loan portfolio at December 31, 2005. Commercial real estate loans consist of permanent loans secured by multi-family loans, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans are originated and purchased for inclusion in the Bank’s portfolio. These loans generally have 20 to 30-year amortization schedules and are callable or have balloon payments after five years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

Loans secured by multi-family and commercial real estate properties may involve greater risk than single-family residential loans. Such loans generally are substantially larger than single-family residential loans. Further, the payment experience on loans secured by commercial properties typically depends on the successful operation of the properties, and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Our largest commercial loan relationship was a $3.3 million loan secured by real estate located in Rock Hill, South Carolina. This loan was performing according to its original terms at December 31, 2005.

Construction Loans. The Bank engages in construction lending that primarily is secured by single family residential real estate and, to a much lesser extent, commercial real estate. The Bank grants construction loans to individuals with a takeout for permanent financing from one of our correspondent mortgage lenders or another financial institution, and to approved builders on both presold and unsold properties.

Construction loans to individuals are originated for a term of one year or less or are originated to convert to permanent loans at the end of the construction period. Construction loans are originated to builders for a term not to exceed 12 months. Generally, draw inspections are handled by the appraiser who initially appraised the property; however, in some instances the draw inspections are performed by a new appraisal firm.

Construction financing affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than do single-family permanent mortgage loans. However, construction loans generally are considered to involve a higher degree of risk than single-family permanent mortgage lending due to: (1) the concentration of principal among relatively few borrowers and development projects; (2) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (3) the increased difficulty and costs of monitoring the loan; (4) the higher degree of sensitivity to increases in market rates of interest; and (5) the increased difficulty of working out loan problems.

At December 31, 2005, the Bank had approximately $4.8 million outstanding in construction loans, including approximately $2.0 million in undisbursed proceeds. Substantially all of these loans were secured by one- to four-family residences.

Consumer Loans. The Bank’s consumer loan portfolio primarily consists of automobile loans on new and used vehicles, mobile home loans, boat loans, second mortgage loans, loans secured by savings accounts and unsecured loans. The Bank makes consumer loans to serve the needs of its customers and as a way to improve the interest-rate sensitivity of the Bank’s loan portfolio.

Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than residential mortgage loans. However, nationally, consumer loans historically have tended to have a higher rate of default than residential mortgage loans. Additionally, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected adversely by job loss, divorce, illness or personal bankruptcy.

Commercial Loans. Commercial business loans are made primarily in our market area to small businesses through its branch network. Each county location of the branch network has an experienced commercial lender that is responsible for the generation of this product. In selective cases, we will enter into a loan participation within our market area to purchase a portion of a commercial loans that meets the Bank’s underwriting criteria. We offer secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal and are payable on loans not in default, subject to annual review and renewal. When making commercial loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral. Commercial loans generally are secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and generally are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.

Unlike residential mortgage loans, which are generally made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Loan Solicitation and Processing. Loan originations come from walk-in customers, sales and solicitations from loan officers and loan participations. The loan origination process for walk-in customers includes an initial interview with an officer of the Bank for the purpose of obtaining a formal application. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by pre-approved, independent fee appraisers. As soon as the required information has been obtained and the appraisal completed, the loan is submitted to the authorized officer, loan committees or full Board of Directors for review. The Bank utilizes various officers and loan committees for the approval of real estate loans. The Board of Directors has appointed a Board Loan Committee comprised of two members elected annually from the Board of Directors and four senior executive officers of the Bank. A quorum of three members, including at least one Board member, is required for any action. This Committee has the authority to approve all secured and unsecured loan requests with the exception of a single loan request exceeding $2,000,000 in secured credit and exceeding $1,000,000 in unsecured credit, which require approval of the entire Board of Directors.

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

Loan Originations, Purchases and Sales. During fiscal 2001, we phased out broker loan purchases and originations and reduced our mortgage lending operations to provide an increased capital allocation for consumer and commercial lending. Consequently, the Bank did not securitize any loans in either the 2005, 2004 or 2003 fiscal years. The Bank does not have any current plans to sell a large volume of loans, other than fixed-rate mortgage loans it originates through its retail branch network. The Bank purchases participation interests in loans originated by other institutions. The Bank had total purchases of participation interests of $8 million in fiscal 2005. These participation interests are on both residential and commercial properties and carry either a fixed or adjustable interest rate. The Bank performs its own underwriting analysis on each of its participation interests before purchasing such loans and therefore believes there is no greater risk of default on these obligations. However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates, including any annual financial statements provided by a borrower. Additionally, the Bank receives periodic updates on the loan from the lead lender.

The following table sets forth the Bank’s loan origination activity for the periods indicated (in thousands):

	Year Ended December 31,		Year Ended September 30, 2003
	2005	2004
Loans originated:
Real estate loans:
Residential loans	$5,415	$6,025	$7,590
Multi-family and construction loans	1,401	1,411	2,550

Total mortgage loans originated	6,816	7,436	10,140

Consumer and installment loans	17,039	15,166	11,172
Commercial loans	56,469	43,121	41,229

Total loans originated	$80,324	$65,723	$62,541

Loan participations purchased	$7,987	$7,798	$7,085

Loan Commitments. The Bank’s commitments to make conventional mortgage and commercial loans are normally made for periods of up to 60 days from the date of loan approval. See “Financial Condition, Liquidity and Capital Resources” in the Annual Report.

Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Bank charges origination fees or “points” for originating loans. Loan origination fees usually are a percentage of the principal amount of the loan, typically between 0.5% and 2%, depending on the terms and conditions. Other fees collected include late charges applied to delinquent payments and fees collected in connection with loan modifications. The Bank charges a 5% late charge fee on payments delinquent 15 days or more on new loan originations, loan modifications, loan assumptions and loans currently in the Bank’s portfolio where applicable. Late charges and modification fees do not constitute a material source of income. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. As of December 31, 2005, the Corporation had net deferred loan costs of approximately $104,000.

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

The Bank determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

A loan is impaired when it is probable, based on current information, the Corporation will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and generally does not constitute an impaired loan. However, management reviews each past due loan on a loan-by-loan basis and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. A loan is classified as non-accrual at the time management believes that the collection of interest is improbable, generally when a loan becomes 90 days past due. The Bank’s policy for charge-off of impaired loans is on a loan-by-loan basis. At the time management believes the collection of interest and principal is remote, the loan is charged off. It is our policy is to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less selling costs. Any subsequent write-down of the property is charged to income.

It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. As of and for the years ended December 31, 2005 and December 31, 2004, $127,000 and $197,000, respectively, were classified within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15. The increase in non-performing assets from $1.1 million at December 31, 2004 to $1.5 million at December 31, 2005 was due to higher loan delinquencies as a result of higher than state average unemployment from plant layoffs and closings in the surrounding communities.

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated (dollars in thousands).

	At December 31,		At September 30,
	2005	2004	2003	2002	2001
Loans accounted for on a non-accrual basis:
Real estate	$461	$217	$408	$916	$626
Commercial	436	142	2,437	524	160
Consumer	349	391	209	426	9

Total	1,246	750	3,054	1,866	795

Accruing loans which are contractually past due 90 days or more	—	—	—	—	—
Real estate owned, net	224	364	652	356	77

Total non-performing assets	$1,470	$1,114	$3,706	$2,222	$872

Percentage of non-performing assets to loans receivable net	0.76%	0.65%	2.42%	1.37%	0.56%

Interest income that would have been recorded for the year ended December 31, 2005 had non-accruing loans been current in accordance with their original terms amounted to approximately $92,000. There was no interest included in interest income on such loans for the year ended December 31, 2005.

Allowance for Loan Losses. In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To cover losses inherent in the portfolio of performing loans, the Bank maintains an allowance for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on a number of factors, including management’s evaluation of the collectibility of the loan portfolio, the nature and size of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analysis pertinent to each situation.

The Bank increases its allowance for loan losses by charging provisions for loan losses against income. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected significantly and adversely if circumstances substantially differ from the assumptions used in making the determinations.

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

While we believe that we have established the existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the our loan portfolio, will not request the Bank to increase significantly the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may affect adversely the Corporation’s financial condition and results of operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements for information concerning the Bank’s provision and allowance for possible loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated (dollars in thousands):

	At December 31,		Three Months Ended December 31,	At September 30,
	2005	2004	2003	2003	2002	2001
Balance at beginning of year	$2,026	$2,383	$1,842	$1,371	$1,080	$1,360

Loans charged off:
Real estate	(75)	(62)	(47)	(255)	(127)	(180)
Commercial	(302)	(1,740)	(154)	(11)	(542)	(211)
Consumer	(195)	(40)	(39)	(65)	(82)	(176)

Total charge-offs	(572)	(1,842)	(240)	(331)	(751)	(567)

Recoveries:
Real estate	35	22	1	31	36	4
Commercial	26	192	51	6	—	8
Consumer	10	21	4	40	16	35

Total recoveries	71	235	56	77	52	47

Net charge-offs	(501)	(1,607)	(184)	(254)	(699)	(520)

Provision for loan losses (1)	869	1,250	725	725	990	240

Balance at end of year	$2,394	$2,026	$2,383	$1,842	$1,371	$1,080

Ratio of net charge-offs to average gross loans outstanding during the period	0.27%	0.91%	0.12%	0.16%	0.42%	0.32%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

The Bank experienced bad debt charge-offs, net of recoveries, of approximately $501,000 in fiscal 2005 compared to $1.6 million for fiscal 2004. The loan charge-offs for the previous year included approximately $1.3 million from three commercial loans that were charged-off after the loans were determined to be uncollectable. The allowance for loan losses to total loans ratio at the end of fiscal 2005 was 1.23% compared to 1.17% at the end of fiscal 2004.

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

	At December 31,				At September 30,
	2005		2004		2003		2002		2001
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Real estate	$975	44.06%	$984	51.45%	$1,078	62.34%	$9577	74.97%	$831	83.07%
Commercial	447	20.18	335	17.48	280	16.16	1978	15.43	136	13.58
Consumer	792	35.76	594	31.07	372	21.50	1221	9.60	33	3.35
Unallocated	180	N/A	113	N/A	112	N/A	955	N/A	80	N/A

Total allowance for loan losses	$2,394	100.00%	$2,026	100.00%	$1,842	100.00%	$1,3711	100.00%	$1,080	100.00%

The Bank adjusts balances on real estate acquired in settlement of loans to the lower of cost or market based on appraised value when the property is received in settlement. These values reflect current market conditions and sales experience. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

Asset Classification. The Office of the Comptroller of the Currency requires national banks to classify problem assets. Problem assets are classified as “substandard,” “doubtful” or “loss,” depending on the presence of certain characteristics. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that currently do not expose the insured institution to sufficient risk to warrant classification in the above-mentioned categories but possess weaknesses are designated “special mention.”

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

The following tables set forth the number and amount of classified loans at December 31, 2005 (dollars in thousands):

	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate	—	—	—	—	15	797	2	133
Commercial	—	—	2	306	6	1,499	9	2,811
Consumer	—	—	—	—	13	562	—	—

Total	—	$—	2	$306	34	$2,858	11	$2,944

Investment Activities

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that investments be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Corporation currently does not use or maintain a trading account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported net of income taxes in a separate component of shareholders’ equity.

The following table sets forth the Corporation’s investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

	At December 31,				At September 30,
	2005		2004		2003
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Available for sale:
Investment securities:
U.S. Agency obligations	$83,443	58.32%	$71,548	50.43%	$48,596	30.87%
Municipal securities	18,180	12.71	20,544	14.48	22,334	14.18
Other	14,621	10.22	10,876	7.67	7,860	5.00

Total investment securities	116,244	81.25	102,968	72.58	78,790	50.05

Mortgage-backed and related securities	26,835	18.75	38,896	27.42	78,648	49.95

Total	$143,079	100.00%	$141,864	100.00%	$157,438	100.00%

	At December 31,				At September 30,
	2005		2004		2003
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Held to maturity:
Municipal securities	$3,204	100.00%	$1,630	100.00%	—	—

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

The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations (“CMOs”) issued by U.S. government agencies or corporations. While these securities possess minimal credit risk due to the Federal guarantee of collection on the underlying mortgages, they possess liquidity and interest rate risk. The amortized cost and fair value of the CMOs at December 31, 2005 was approximately $5.4 million. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

The following table sets forth at amortized cost (held to maturity) and market value (available for sale) the maturities and weighted average yields* of the Corporation’s investment and mortgage-backed securities portfolio at December 31, 2005 (dollars in thousands):

	Amount Due or Repricing within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for Sale:
Investment securities:
U.S. Agency obligations	$31,928	4.16%	$36,037	4.08%	$15,478	5.08%	$—	—%	$83,443	4.29%
Municipal securities	—	—	260	5.00	596	4.40	17,324	4.57	18,180	4.57
Equity securities	—	—	—	—	—	—	1,190	5.81	1,190	5.81
Corporate securities	6,975	6.25	4,452	4.63	—	—	2,004	7.00	13,431	5.82

Total investment securities	38,903	4.53	40,749	4.15	16,074	5.05	20,518	4.88	116,244	4.53
Mortgage-backed and related securities	762	5.68	10,135	4.10	1,970	5.58	13,968	4.22	26,835	4.32

Total available for sale	39,665	4.56	50,884	4.13	18,044	5.11	34,486	4.61	143,079	4.49

Held to Maturity:
Municipal securities	$—	—%	$—	—%	$—	—%	$3,204	4.12%	$3,204	4.12%

*	The weighted average yield is based upon the cost value and the total income received of the instrument.

At December 31, 2005, approximately $10.8 million of mortgage-backed securities were adjustable-rate securities.

Deposits and Borrowings

General deposits are the major source of our funds for lending and other investment purposes. In addition to deposits, we derive funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be influenced significantly by general market interest rates and money market conditions. During fiscal year 2005, the Bank experienced a net increase in deposits of approximately $12.0 million due to various deposit promotion programs with continued emphasis on increasing core deposits. The Bank borrowed funds to support the remaining growth experienced in fiscal 2005.

Deposits. Local deposits are, and traditionally have been, the primary source of the Bank’s funds for use in lending and for other general business purposes. We offer a number of deposit accounts including NOW accounts, money market savings accounts, passbook and statement savings accounts, individual retirement accounts and certificate of deposit accounts. Deposit accounts vary as to terms regarding withdrawal provisions, deposit provisions and interest rates.

We adjust the interest rates offered on our deposit accounts as necessary so as to remain competitive with other financial institutions in Union, Laurens, York and Fairfield Counties.

The following table sets forth the time deposits of the Bank classified by rates as of the dates indicated (in thousands):

	At December 31,		At September 30,
	2005	2004	2003
Up to 2.0%	$24,568	$58,034	$73,282
2.01% to 4.0%	86,570	68,942	57,186
4.01% to 6.0%	26,582	16,089	21,951
6.01% to 8.0%	23	495	823

Total savings certificates	$137,743	$143,560	$153,242

The following table sets forth the maturities of time deposits at December 31, 2005 (in thousands):

Amount
Within three months	$28,050
After three months but within six months	29,065
After six months but within one year	46,819
After one year but within three years	32,246
After three years but within five years	1,449
After five years but within ten years	114

Total	$137,743

Certificates of deposit with maturities of less than one year increased to $103.9 million at December 31, 2005 from $92.3 million at December 31, 2004. Historically, we have been able to retain a significant amount of its deposits as they mature. In addition, we believe that we can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2005 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Amount
Three months or less	$10,518
Over three through six months	10,900
Over six months through twelve months	17,558
Over twelve months	12,682

Total jumbo certificates	$51,658

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

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

	At December 31,		At September 30,
	2005	2004	2003
Balance outstanding at end of period:
FHLB advances	$75,715	$63,500	$74,000
Other borrowings	28,247	32,247	19,247
Weighted average rate paid on:
FHLB advances	3.98%	3.42%	3.36%
Other borrowings	3.91%	3.09%	4.33%

	At December 31,		At September 30,
	2005	2004	2003
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$75,715	$76,500	$79,000
Other borrowings	32,247	37,247	25,247
Approximate average borrowings outstanding :
FHLB advances	77,854	76,997	73,747
Other borrowings	31,036	29,580	24,902
Approximate weighted average rate paid on:
FHLB advances	3.13%	2.89%	3.94%
Other borrowings	2.29%	2.82%	4.38%

At December 31, 2005, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $14.2 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option. At December 31, 2005, the Bank had unused lines of credit for longer term advances totaling $15.0 million.

Subsidiary Activities

Under OCC regulations, the Bank generally may invest in operating subsidiaries, which may engage in activities permissible for the Bank itself. The Bank currently holds Provident Financial Services, Inc. as a non-active subsidiary.

Union Financial maintains one other subsidiary other than the Bank. In November 2001, Union Financial Statutory Trust I was established as a statutory trust under Connecticut law for the purpose of issuing trust preferred securities. Union Financial Statutory Trust I issued trust preferred securities on December 18, 2001.

Employees

The Corporation has 68 full-time employees and 10 part-time employees. None of the employees are represented by a collective bargaining unit. We believe that relations with our employees are excellent.

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

Certain regulatory requirements applicable to the Bank and Union Financial are referred to below or elsewhere herein. This description of statutory provisions and regulations applicable to national banks and their holding companies does not purport to be a complete description of such statutes and regulations and their effects on the Bank and Union Financial and is qualified in its entirely by reference to the actual statutes and regulations involved.

Holding Company Regulation

Federal Regulation. As a bank holding company, Union Financial is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. Union Financial is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval is also required for Union Financial to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, Union Financial would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies and banks involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies have authority under the BHCA to acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required from other agencies having supervisory jurisdiction over the banks to be acquired.

A bank holding company generally is prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company conducting non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) finance leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings association, provided that the savings association only engages in activities permitted by bank holding companies.

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

Bank holding companies generally are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

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

Federal Banking Regulations

Capital Requirements. The OCC’s capital regulations require national banks to meet two minimum capital standards: a 4% Tier 1 capital to total adjusted assets ratio for most banks (3% for national banks with the highest examination rating) (the “leverage” ratio) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital to total assets standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the financial institution examination rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 capital to risk-based assets standard. “Tier 1 capital” is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights and credit card relationships), a percentage of certain non-financial equity investments and certain other specified items.

The risk-based capital standard requires the maintenance of Tier 1 and total capital (which is defined as Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OCC capital regulation based on the risks that the agency believes are inherent in the type of asset. The regulators have recently added a market risk adjustment to cover a bank’s trading account, foreign exchange and commodity positions. Tier 2 capital may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of Tier 1 capital.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. FICO payments during 2005 approximated 1.39 basis points of assessable deposits.

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

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation (“FDIC”) based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

The consolidation of the Bank and Savings Association Insurance Funds must occur no later that the first day of the calendar quarter that begins 90-days after the date of the Act’s enactment, i.e., July 1, 2006. The Act also states that the FDIC must promulgate final regulations implanting the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank.

Loans to One Borrower. National banks are subject to limits on the amount that they may lend to single borrowers. Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital). An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2005, the Bank’s limit on loans to one borrower was $4.7 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $3.3 million.

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

Community Reinvestment Act. The Community Reinvestment Act, (“CRA”), as implemented by OCC regulations, provides that a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain corporate applications by such institution, such as mergers and branching. The Bank’s most recent rating was “satisfactory.”

USA Patriot Act. The USA Patriot Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandated that financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address matters such as: money laundering, suspicious activities and currency transaction reporting.

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $48.3 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $48.3 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2005 of $4.0 million.

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

Item 1A.	Risk Factors

An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this offering memorandum, including the items included as exhibits. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our increased emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2005, our loan portfolio consisted of $45.7 million, or 23.7%, of commercial real estate loans and $70.7 million, or 35.7%, of commercial business loans. We have increased our emphasis on these types of loans since we converted to a national bank charter in July 2003. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The unseasoned nature of a significant portion of our commercial loan portfolio may result in errors in judging its collectibility, which may lead to additional loan charge-offs and provisions for loan losses, which would hurt our profits.

Our commercial loan portfolio, which includes loans secured by commercial real estate as well as business assets, has increased from $21.9 million, or 13.9% of total loans, at September 30, 2001 to $116.3 million, or 60.4% of total loans, at December 31, 2005. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern with which to judge future collectibility. These loans have also not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis that those incurred with our residential mortgage loan portfolio.

Our market area limits our growth potential.

Some of our offices are located in areas that have experienced population and economic decline. Thus, our ability to originate loans and grow deposits in these areas may be limited. To counter this, we have attempted to expand our operations into communities that are experiencing population growth and economic expansion. This was the impetus for the opening of our banking center in Rock Hill in York County. However, we can provide no assurance that we will be able to successfully enter new markets with similar growth potential. If we are unable to do so, our ability to grow our business and our earnings will be restricted.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the Federal Deposit Insurance Corporation, as of June 30, 2005, we held 9.1% of the deposits in Fairfield, Laurens, Union and York counties, South Carolina, which was the third largest market share of deposits out of the 16 financial institutions that held deposits in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Certain interest rate movements may hurt our earnings and asset value.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate fourteen times, from 1.00% to 4.50%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. Although this “flattening” of the market yield curve has not had a negative impact on our interest rate spread and net interest margin to date, if short-term interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets, and, in particular, our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available-for-sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available-for-sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.

If the value of real estate in northwestern South Carolina were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in the northwestern South Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Our business is subject to the success of the local economy in which we operate.

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in northwestern South Carolina, our success significantly depends to a significant extent upon economic conditions in northwestern South Carolina. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of South Carolina could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

The trading history of our common stock is characterized by low trading volume. Our common stock may be subject to sudden decreases.

Although our common stock trades on Nasdaq National Market, it has not been regularly traded. We cannot predict whether a more active trading market in our common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our common stock;

•	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting our competitors or us.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price you desire. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Provident Community Bank, N.A. is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, its chartering authority and federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Union Financial Bancshares is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of Provident Community Bank, N.A. The regulation and supervision by the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in Union Financial Bancshares common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Provisions of our certificate of incorporation, bylaws and Delaware law, as well as federal banking regulations, could delay or prevent a takeover of us by a third party.

Provisions in our certificate of incorporation and bylaws and the corporate law of the State of Delaware could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings. In addition, we are subject to Delaware laws, including one that prohibits us from engaging in a business combination with any interested shareholder for a period of three years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our Board.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Corporation owns two banking offices and an operations center in Union, South Carolina, two banking offices in Winnsboro, South Carolina and a banking office in each of Laurens, Jonesville and Rock Hill, South Carolina. The net book value of the Corporation’s investment in premises and equipment totaled approximately $5.1 million at December 31, 2005. See Note 4 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

Item 3.	Legal Proceedings

Neither Union Financial nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business wherein it enforces the Bank’s security interest in mortgage loans the Bank has made.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

For information related to the market for common equity and related stockholder matters, the information contained under the section captioned “Common Stock Market Price and Dividend Information” in the Annual Report is incorporated herein by reference.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2005 through October 31, 2005	—	—	—	127,282
November 1, 2005 through November 30, 2005	27,460	$18.29	27,460	99,822
December 1, 2005 through December 31, 2005	—	—	—	99,822
Total	27,460	$18.29	27,460

(1)	In November 2004, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of the outstanding shares or 98,000 shares. In May 2005, the program was expanded by an additional 5% or 95,000 shares. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 6.	Selected Financial Data

The information contained in the section captioned “Selected Financial and Other Data” in the Annual Report are incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Annual Report are incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The financial statements contained in the Annual Report are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

No changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

Item 9A.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

For information concerning the Board of Directors of Union Financial, the information contained under the section captioned “Proposal I — Election of Directors” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this Form 10-K and to the section captioned “Compliance with Section 16(a) of the Exchange Act” for information regarding compliance with section 16(a) of the Exchange Act.

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

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of Union Financial. The day-to-day management duties of the executive officers of Union Financial and the Bank relate primarily to their duties as to the Bank. The executive officers of Union Financial currently are as follows:

Name	Age(1)	Position as of December 31, 2005
Dwight V. Neese	55	President, Chief Executive Officer and Director
Richard H. Flake	57	Executive Vice President - Chief Financial Officer
Lud W. Vaughn	55	Executive Vice President - Chief Operating Officer
Edward A. Brock	44	Senior Vice President of the Bank
Wanda J. Wells	50	Senior Vice President - Chief Administrative Officer and Corporate Secretary
Mark F. Pack	40	Senior Vice President of the Bank
Henry G. Alexander, Jr.	45	Vice President - Commercial Lending of the Bank
Carolyn H. Belue	49	Vice President - Operations Manager of the Bank
Brenda Billardello	46	Vice President - Marketing Director of the Bank
Lisa G. Morris	33	Vice President - Union Market Executive of the Bank
Lori H. Patrick	38	Vice President - York Market Executive of the Bank
Susan D. Taylor	45	Vice President - Fairfield Market Executive of the Bank
Jeff Thompson	34	Vice President - Laurens Market Executive of the Bank

(1)	At December 31, 2005.

Dwight V. Neese was appointed as President and Chief Executive Officer of the Bank effective September 5, 1995. As President and Chief Executive Officer of the Bank and Union Financial, Mr. Neese is responsible for daily operations of the Bank and implementation of the policies and procedures approved by the Board of Directors.

Richard H. Flake joined the Company in September 1995.

Lud W. Vaughn joined the Company in April 2003. Prior to joining the Company, Mr. Vaughn was Senior Vice President for Bank of America in Rock Hill, South Carolina.

Edward A. Brock joined the Company in November 2002. Before joining the Company, Mr. Brock was a vice president—commercial banking for First Citizens Bank from December 2001 to November 2002 and a vice president -commercial lender of Bank of America form 1993 until December 2001.

Wanda J. Wells has been employed by the Company since 1975.

Mark F. Pack joined the Company in December 2004. Prior to joining the Company, Mr. Pack was Vice President and Senior Commercial Account Manager for SouthTrust Bank in Charlotte, North Carolina.

Henry G. Alexander, Jr. has been employed by the Company since 1983.

Carolyn H. Belue has been employed by the Company since 1979.

Brenda Billardello joined the Company in December 2004. Prior to joining the Company, Ms. Billardello was a vice president of the York County Regional Chamber of Commerce.

Lisa G. Morris has been employed by the Company since 1999.

Lori H. Patrick has been employed by the Company since 1987.

Susan D. Taylor has been employed by the Company since 1995.

Jeff Thompson has been employed by the Company since 2000.

Item 11.	Executive Compensation

The information contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Management of Union Financial knows of no arrangements, including any pledge by any person of securities of Union Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	120,966	$13.30	6,373
Equity compensation plans not approved by security holders	—	—	—
Total	120,966	$13.30	6,373

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “Proposal 2-Ratification of Appointment of Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits

Exhibits

3(a)	Certificate of Incorporation(1)

3(b)	Bylaws(2)

3(c)	Certificate of Amendment of Certificate of Incorporation dated January 22, 1997(3)

3(d)	Certificate of Amendment to Certificate of Incorporation dated January 28, 2004(4)

10(a)	Employment Agreement with Dwight V. Neese(5)

10(b)	Employment Agreement with Richard H. Flake(5)

10(c)	Union Financial Bancshares, Inc. 1995 Stock Option Plan(6)

10(d)	Union Financial Bancshares, Inc. 2001 Stock Option Plan(7)

10(e)	Change in Control Agreement with Lud W. Vaughn(5)

10(f)	Change in Control Agreement with Edward A. Brock(8)

13	2005 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of Independent Auditor

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated herein by reference to Union Financial’s Registration Statement on Form S-4 (File No. 33-80808) filed with the Securities and Exchange Commission on June 29, 1994.

(2)	Incorporated herein by reference to Union Financial’s Form 10-Q for the quarter ended June 30, 2005.

(3)	Incorporated herein by reference to Union Financial’s Form 10-KSB for the year ended September 30, 1997.

(4)	Incorporated herein by reference to Union Financial’s 10-QSB for the quarter ended December 31, 2003.

(5)	Incorporated herein by reference to Union Financial’s Form 10-KSB for the year ended September 30, 2003.

(6)	Incorporated herein by reference to Exhibit A to Union Financial’s Proxy Statement for its 1996 Annual Meeting of Stockholders.

(7)	Incorporated herein by reference to Appendix A to Union Financial’s Proxy Statement for its 2000 Annual Meeting of Stockholders.

(8)	Incorporated herein by reference to Union Financial’s Form 10-KSB for the year ended December 31, 2004.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION FINANCIAL BANCSHARES, INC.

Date: March 17, 2006	By:	/s/ Dwight V. Neese
Dwight V. Neese President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwight V. Neese	By:	/s/ Carl L. Mason
	Dwight V. Neese (Principal Executive Officer)		Carl L. Mason Director

Date: March 17, 2006		Date: March 21, 2006

By:	/s/ Richard H. Flake	By:	/s/ Phillip C. Wilkins
	Richard H. Flake (Principal Financial and Accounting Officer)		Phillip C. Wilkins Director

Date: March 21, 2006		Date: March 21, 2006

By:	/s/ Robert H. Breakfield
Robert H. Breakfield Director

Date: March 21, 2006

By:	/s/ James W. Edwards
James W. Edwards Director

Date: March 21, 2006

By:	/s/ William M. Graham
William M. Graham Director

Date: March 21, 2006

By:	/s/ Louis M. Jordan
Louis M. Jordan Director

Date: March 21, 2006