Form 10-Q
period 2006-03-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2006-05-12
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
------   SECURITIES  EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                to
                                         ------------      ------------

                          COMMISSION FILE NUMBER 1-5735


                      PROVIDENT COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)



              DELAWARE                                     57-1001177
(State or other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

               203 WEST MAIN STREET, UNION, SOUTH CAROLINA 29379
                    (Address of Principal Executive Offices)

                                 (864) 429-1864
              (Registrant's telephone number, including area code)

                        UNION FINANCIAL BANCSHARES, INC.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes [_] No [X]


The Corporation had 1,897,259 shares, $0.01 par value, of common stock issued and outstanding as of May 3, 2006.


              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               PAGE
------------------------------                                                              ------
                  Item 1.  Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 2006
                   and December 31, 2005                                                        3

                  Consolidated Statements of Income for the three months
                   ended March 31, 2006 and 2005                                                4

                  Consolidated Statements of Cash Flows for the three
                   months ended March 31, 2006 and 2005                                         5

                  Consolidated Statements of Shareholders' Equity for the
                   three months ended March 31, 2006 and 2005                                   6

                  Notes to Consolidated Financial Statements                                 7-10

                  Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                            11-21

                  Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk                                                        21-23

                  Item 4.  Controls and Procedures                                             23

PART II. OTHER INFORMATION
--------------------------

                  Item 1.   Legal Proceedings                                                  24

                  Item 1A.  Risk Factors                                                       24

                  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        24

                  Item 3.   Defaults Upon Senior Securities                                    24

                  Item 4.   Submission of Matters to a Vote of Security Holders                25

                  Item 5.   Other Information                                                  25

                  Item 6.   Exhibits                                                           25

                  Signatures                                                                   26


Part 1.    Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
(FORMERLY UNION FINANCIAL BANCSHARES, INC.)
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005 (unaudited)


                                                                                  March 31, December 31,
ASSETS                                                                              2006        2005
                                                                                  --------- ------------
                                                                                  (DOLLARS IN THOUSANDS)
Cash and due from banks                                                          $   8,004  $     8,380
Investment and mortgage-backed securities
  Held to maturity                                                                   3,198        3,204
  Available for sale                                                               132,105      143,079
                                                                                  --------- ------------
Total investment and mortgage-backed securities                                    135,303      146,283
                                                                                  --------- ------------
Loans, net                                                                         201,705      192,577
Office properties and equipment, net                                                 5,455        5,148
Federal Home Loan Bank Stock, at cost                                                2,948        3,976
Federal Reserve Stock, at cost                                                         539          539
Accrued interest receivable                                                          2,237        2,429
Intangible assets                                                                    3,417        3,576
Cash surrender value of life insurance                                               5,454        5,404
Other assets                                                                         3,113        2,730
                                                                                  --------- ------------
TOTAL ASSETS                                                                     $ 368,175  $   371,042
                                                                                  ========= ============

LIABILITIES

Deposits                                                                         $ 254,218  $   239,603
Advances from the Federal Home Loan Bank                                            49,000       75,715
Securities sold under agreements to repurchase                                      30,000       20,000
Floating rate junior subordinated deferrable interest debentures                     8,247        8,247
Accrued interest payable                                                               603          520
Advances from borrowers for taxes and insurance                                        107           33
Other liabilities                                                                    1,168        1,591
                                                                                  --------- ------------
TOTAL LIABILITIES                                                                  343,343      345,709
                                                                                  --------- ------------

Commitments and contingencies-Note 4

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                                --           --
Common stock - $0.01 par value,
  authorized - 5,000,000 shares,
   issued and outstanding - 1,897,259 shares at 3/31/06 and 1,905,897 at 12/31/05       20           20
Additional paid-in capital                                                          12,388       12,346
Accumulated other comprehensive loss                                                (1,442)        (612)
Retained earnings, substantially restricted                                         17,425       16,916
Treasury stock, at cost                                                             (3,559)      (3,337)
                                                                                  --------- ------------
TOTAL SHAREHOLDERS' EQUITY                                                          24,832       25,333
                                                                                  --------- ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 368,175  $   371,042
                                                                                  ========= ============
See notes to consolidated financial statements.


PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
(FORMERLY UNION FINANCIAL BANCSHARES, INC.)
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2006 and 2005 (unaudited)

                                                                                    Three Months Ended
                                                                                   March 31,   March 31,
                                                                                     2006        2005
                                                                                  ----------- -----------
                                                                                   (DOLLARS IN THOUSANDS
                                                                                     EXCEPT PER SHARE)

Interest Income:
  Loans                                                                          $     3,789 $     2,823
  Deposits and federal funds sold                                                         16          58
  Mortgage-backed securities                                                             282         388
  Interest and dividends on
   investment securities                                                               1,340       1,142
                                                                                  ----------- -----------
Total Interest Income                                                                  5,427       4,411
                                                                                  ----------- -----------

Interest Expense:
  Deposit accounts                                                                     1,705       1,139
  Floating rate junior subordinated deferrable interest debentures                       168         128
  Advances from the FHLB and other borrowings                                            900         694
                                                                                  ----------- -----------
Total Interest Expense                                                                 2,773       1,961
                                                                                  ----------- -----------

Net Interest Income                                                                    2,654       2,450
  Provision for loan losses                                                              175         208
                                                                                  ----------- -----------
Net Interest Income After
   Provision for Loan Losses                                                           2,479       2,242
                                                                                  ----------- -----------

Non-Interest Income:
  Fees for financial services                                                            632         543
  Other fees, net                                                                         41          26
  Net gain on sale of investments                                                         13           8
                                                                                  ----------- -----------
Total Non-Interest Income                                                                686         577
                                                                                  ----------- -----------

Non-Interest Expense:
  Compensation and employee benefits                                                   1,087       1,015
  Occupancy and equipment                                                                486         509
  Deposit insurance premiums                                                               8           8
  Professional services                                                                  117          88
  Advertising/Public relations                                                            36          38
  Loan operations                                                                         14          42
  Intangible amortization                                                                159         159
  Items processing                                                                        51          32
  Telephone                                                                               39          46
  Other                                                                                  189         165
                                                                                  ----------- -----------
Total Non-Interest Expense                                                             2,186       2,102
                                                                                  ----------- -----------

Income Before Income Taxes                                                               979         717
Income tax expense                                                                       280         178
                                                                                  ----------- -----------
Net Income                                                                       $       699 $       539
                                                                                  =========== ===========

Basic Net Income Per Common Share                                                $      0.37 $      0.28
                                                                                  =========== ===========

Diluted Net Income Per Common Share                                              $      0.36 $      0.27
                                                                                  =========== ===========

Dividend Per Common Share                                                        $      0.10 $      0.10
                                                                                  =========== ===========

Weighted Average Number of
  Common Shares Outstanding

Basic                                                                              1,896,210   1,928,946

Diluted                                                                            1,917,866   1,992,002


See notes to consolidated financial statements.



PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
(FORMERLY UNION FINANCIAL BANCSHARES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005 (unaudited)

                                                                                                Three Months Ended
                                                                                           March 31,        March 31,
                                                                                             2006             2005
                                                                                          ------------    --------------
                                                                                                  (IN THOUSANDS)

OPERATING ACTIVITIES:

Net income                                                                                       $699              $539
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                                       175               208
  Amortization of intangibles                                                                     159               159
  Depreciation expense                                                                            148               236
  Recognition of deferred income, net of costs                                                   (124)              (87)
  Deferral of fee income, net of costs                                                            122                86
  Gain on investment transactions                                                                 (13)               (8)
  Changes in operating assets and liabilities:
   Decrease in accrued interest receivable                                                        192               308
   Increase in other assets                                                                        87              (255)
   Increase (decrease) in other liabilities                                                      (349)             (283)
   Increase (decrease) in accrued interest payable                                                 83                29
                                                                                          ------------    --------------

Net cash provided by operating activities                                                       1,179               932
                                                                                          ------------    --------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                                                          (1,656)          (18,352)
Proceeds from sale of investment and mortgage-
    backed securities available for sale                                                        7,437             4,370
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                                           2,026            10,078
   Held to maturity                                                                                 6                --
Principal repayments on mortgage-backed securities:
   Available for sale                                                                           1,903             2,477
Net increase in loans                                                                          (9,374)           (5,445)
(Purchase) redemption of FHLB stock                                                             1,028               (39)
Purchase of office properties and equipment                                                      (455)              (22)
                                                                                          ------------    --------------

Net cash used by investing activities                                                             915            (6,933)
                                                                                          ------------    --------------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                                       27                26
Dividends paid in cash                                                                           (190)             (196)
Proceeds from the exercise of stock options                                                        15                43
Share repurchase program                                                                         (222)             (897)
Repayment of  term borrowings                                                                 (26,715)               --
Increase (decrease) in other borrowings                                                        10,000            (4,000)
Increase in deposit accounts                                                                   14,615             8,542
                                                                                          ------------    --------------

Net cash  provided by financing activities                                                     (2,470)            3,518
                                                                                          ------------    --------------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                                          (376)           (2,483)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                       8,380            13,197
                                                                                          ------------    --------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                            $8,004           $10,714
                                                                                          ============    ==============

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                                                    $38              $100
  Interest                                                                                      2,690             1,932

Non-cash transactions:
  Loans foreclosed                                                                                $73               $--

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
(FORMERLY UNION FINANCIAL BANCSHARES, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Three Months Ended March 31, 2006 and 2005 (unaudited)

                                                                            Retained      Accumulated
                                                                Additional  Earnings,     Other                           Total
                                                 Common Stock    Paid-in    Substantially Comprehensive Treasury Stock Shareholders'
                                                Shares  Amount   Capital    Restricted    Income (loss)    At Cost       Equity
                                             -------------------------------------------------------------------------------------
                                                                (Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2004                  1,957,989   $20     $12,109     $15,221      $109            ($1,440)   $26,019

Net income                                                                        539                                     539

  Other comprehensive income, net of tax
     Unrealized holding losses
     on securities available for sale
     arising during period, net
     of tax effect of $470                                                                 (988)                         (988)
     Reclassification adjustment
     for gains included
     in net income, net of tax of $2                                                          6                             6
                                              --------------------------------------------------------------------------------
  Comprehensive loss                                                                                                     (443)

Stock option activity, net                        6,206                43                                                  43

Dividend  reinvestment plan contributions         1,540                26                                                  26

Share repurchase program                        (52,666)   (1)                      1                         (897)      (897)

Cash dividend ($.10 per share)                                                   (196)                                   (196)

                                              --------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2005                     1,913,069   $19     $12,178     $15,565     ($873)           ($2,337)   $24,552
                                              ================================================================================

BALANCE AT DECEMBER 31, 2005                  1,905,897   $20     $12,346     $16,916     ($612)           ($3,337)   $25,333

Net income                                                                        699                                     699

  Other comprehensive income, net of tax
     Unrealized holding losses on
     securities available for sale
     arising during period, net
     of tax effect of $777                                                                 (839)                         (839)
     Reclassification adjustment
     for gains included
     in net income, net of tax of $4                                                          9                             9
                                              --------------------------------------------------------------------------------
  Comprehensive loss                                                                                                     (131)

Stock option activity, net                        2,086                15                                                  15

Dividend  reinvestment plan contributions         1,628                27                                                  27

Share repurchase program                        (12,352)                                                      (222)      (222)

Cash dividend ($.10 per share)                                                   (190)                                   (190)

                                              --------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2006                     1,897,259   $20     $12,388     $17,425   ($1,442)           ($3,559)   $24,832
                                              ================================================================================

              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   (Formerly Union Financial Bancshares, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Subsequent Event-Name Change
   ----------------------------

On April 19, 2006, the Corporation announced that it would change its name to Provident Community Bancshares, Inc. In connection with the name change, the Corporation began trading on Nasdaq under the ticker symbol "PCBS".

2. Presentation of Consolidated Financial Statements
   -------------------------------------------------

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the "Corporation" or "Provident") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Corporation:

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This
Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Corporation does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Corporation believes the adoption of SFAS No. 156 will not have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2. Income Per Share
   -----------------

Basic income per share amounts for the three months ended March 31, 2006 and 2005 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation for the three months ended March 31, 2006 and 2005 were 21,656 and 63,056, respectively.

3. Assets Pledged
   --------------

Approximately $65,862,000 and $83,170,000 of debt securities at March 31, 2006 and December 31, 2005, respectively, were pledged by Provident Community Bank, N.A. (the "Bank") as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Contingencies and Loan Commitments
   ----------------------------------

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2006 related to these items is summarized below:


                  Loan Commitments:                            Contract Amount
                  -----------------                            ---------------
                  Approved loan commitments                       $  3,097,000
                  Unadvanced portions of loans and credit lines     43,287,000
                                                                  ------------
                  Total loan commitments                          $ 46,384,000
                                                                  ============


Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at March 31, 2006 consisted of fixed and adjustable rate loans at rates ranging from 5.5% to 7.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $95,212,000 at March 31, 2006. Of these lines, the outstanding loan balances totaled approximately $51,925,000.

5. Floating Rate Junior Subordinated Deferrable Interest Debentures

A summary of the Trust securities issued and outstanding follows:

 -------------------------------------------------------------------------------------------------------------------


                              Amount Outstanding              Prepayment           Distribution         Payment
                                At March 31,                  Option Date           Maturity           Frequency
 -------------------------------------------------------------------------------------------------------------------
            Name                2006       2005     Rate
 -------------------------------------------------------------------------------------------------------------------
 Union Financial            $8,000,000 $8,000,000  8.53%   December 18, 2006   December 18, 2031          Quarterly
 Statutory Trust I
 -------------------------------------------------------------------------------------------------------------------

6. Stock-Based Compensation
   ------------------------

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

                                                                         Three Months
                                                                         Ended March 31,
                                                                     ----------------------
                                                                       2006        2005
 Net income as reported                                              $    699    $   539

 Add: Stock-based employee compensation expense included in
 reported net income, net of related tax effects.                          12          -
                                                                     --------    -------
 Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
 effects                                                                  (12)       (48)
                                                                     ========    =======
                                                                     $    699    $   491
 Pro forma net income including stock-based compensation cost based on fair-value method
 Earnings per share:
   Basic -- as reported                                              $   0.37    $  0.28
   Basic -- pro forma                                                $   0.37    $  0.28
   Diluted -- as reported                                            $   0.36    $  0.27
   Diluted -- pro forma                                              $   0.36    $  0.27


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies
----------------------------

The Corporation has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of financial statements.

Certain accounting policies involve significant judgments and assumptions by management which could have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation.

The Corporation believes the allowance for loan losses is a critical accounting policy that requires significant judgments and estimates used in the preparation of consolidated financial statements. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the nature and volume of the loan portfolio, overall portfolio quality, delinquency levels, a review of specific problem loans, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. A portion of the allowance is established by segregating the loans by residential mortgage, commercial and consumer loans and assigning allocation percentages based on historical loss experience and delinquency trends. The applied allocation percentages are reevaluated at least annually to ensure their relevance in the current economic environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. Additionally, a portion of the allowance is established based on the level of classified assets.

Although the Corporation believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review the Corporation's allowance for loan losses. Such agency may require the Corporation to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.






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

Financial Condition
-------------------

Assets
------

Total assets of the Corporation decreased $2,867,000, or 0.8%, to $368,175,000 at March 31, 2006 from $371,042,000 at December 31, 2005. Investments and mortgage-backed securities decreased approximately $10,980,000, or 7.51%, from December 31, 2005 to March 31, 2006, due to the sale and maturity of securities. Proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans.

Investment and Mortgage-Backed Securities
-----------------------------------------

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

                                            March 31, 2006                      December 31, 2005
                                           ---------------                      ------------------

                                     Amortized           Fair                 Amortized      Fair
                                       Cost              Value                  Cost         Value
                                      ------             ------                ------        ------
Municipal Securities                  $3,198             $3,208                $3,204        $3,247
                                      ======             ======                ======        ======


Available for Sale-Securities  classified as available for sale consisted of the following (in thousands):
                                                             March 31, 2006                 December 31, 2005
                                                            ---------------                ------------------

                                                         Amortized         Fair         Amortized         Fair
                                                            Cost           Value          Cost            Value
                                                          -------         -------        -------         -------
    Investment Securities:

        U.S. Agency Obligations                           $77,582         $75,560        $84,631         $83,443
        Municipal Securities                               16,098          16,704         17,328          18,180
        Other                                              13,324          13,386         14,530          14,621
                                                          -------         -------        -------         -------

      Total Investment Securities                         107,004         105,650        116,489         116,244
                                                          -------         -------        -------         -------

      Mortgage-backed Securities:

        Fannie Mae                                         17,745          17,132         17,370          16,771
        Ginnie Mae                                             63              65             67              69
        Freddie Mac                                         4,076           4,068          4,572           4,579
        Collateralized Mortgage Obligations                 5,337           5,190          5,523           5,416
                                                            -----          ------         ------           -----

      Total Mortgage-backed Securities                     27,221          26,455         27,532          26,835
                                                           ------          ------         ------          ------

      Total Available for Sale                           $134,225        $132,105       $144,021        $143,079
                                                         ========        ========       ========        ========

Loans  increased  $9,128,000,  or 4.74%,  to $201,705,000 at March 31, 2006. The
Corporation   continues  to  focus  on  consumer  and  commercial  lending  with specialized loan officers and products.

Loans receivable consisted of the following (in thousands):

                                         March 31,         December 31,
                                           2006                2005
                                        ---------           ---------
Mortgage loans:
  Fixed rate residential                  $22,120           $23,859
  Adjustable-rate residential              11,979            12,701
  Commercial real estate                   48,763            45,665
  Construction                              4,410             4,842
                                        ---------          --------
Total mortgage loans                       87,272            87,067
                                        ---------          --------
Commercial loans:
  Commercial non-real estate               44,280            39,453
  Commercial lines of credit               34,900            31,215
                                        ---------          --------
Total commercial loans                     79,180            70,668
                                        ---------          --------
Consumer loans:
  Home equity                              16,658            16,427
  Consumer and installment                 23,598            23,067
  Consumer lines of credit                    367               382
                                        ---------          --------
Total consumer loans                       40,623            39,876
                                        ---------          --------
Total loans                               207,075           197,611

Less:
  Undisbursed portion of interim
   construction loans                      (2,190)           (1,980)
   Unamortized loan discount                 (744)             (764)
  Allowance for loan losses                (2,541)           (2,394)
  Net deferred loan origination costs         105               104
                                        ---------          --------
Total, net                               $201,705          $192,577
                                        =========          ========
Weighted-average interest rate of loans     7.59%             7.64%

Other assets increased $383,000, or 14.03%, to $3,113,000, from December 31, 2005 to March 31, 2006, due to an increase in a net deferred tax receivable that was related to the mark to market adjustment for investments available for sale.

LIABILITIES

Total liabilities decreased $2,366,000, or 0.7%, to $343,343,000 at March 31, 2006 from $345,709,000 at December 31, 2005. Deposits increased $14,615,000, or
6.1%, to $254,218,000 at March 31, 2006 from  $239,603,000 at December 31, 2005.
The increase was due primarily to growth in lower cost demand accounts partially offset by a reduction in higher cost certificates of deposit accounts. The Corporation continues to target lower cost demand deposit accounts through media advertising versus traditional higher cost certificates of deposits.

Deposit accounts were as follows (in thousands):

                                                  March 31, 2006                           December 31, 2005
                                          ------------------------------         ---------------------------------
                                          Rate        Balance          %         Rate          Balance          %
                                          ----        -------          -         ----          -------          -
Account Type
NOW accounts:
  Commercial non-
  interest-bearing                                     $14,858       5.84%                    $14,651         6.11%
  Non-commercial                          2.49%         56,871      22.37%      1.93%          51,447        21.47%
Money market checking accounts            4.13%         23,017       9.05%      2.55%          14,414         6.02%
Regular savings                           0.58%         17,204       6.78%      0.43%          16,733         6.98%
                                                        ------     -------                   --------        ------
Total demand and savings deposits         2.23%        111,950      44.04%      1.50%          97,245        40.58%
                                                       -------     -------                   --------        ------
Savings certificates:
  Up to 3.00%                                           42,591      16.75%                     55,105        23.00%
  3.01 %- 4.00%                                         51,061      20.08%                     56,033        23.38%
  4.01 %- 5.00%                                         39,680      15.60%                     23,862         9.96%
  5.01 %- 6.00%                                          3,741       1.47%                      2,720         1.13%
  6.01 %- 7.00%                                             23       0.03%                         23         0.02%
  7.01 %- 8.00%                                             --       0.00%                         --         0.00%
                                                      --------     ------                    --------        -----
Total savings certificates                3.41%        137,096      53.93%      2.75%         137,743        57.49%
                                                      --------     ------                    --------        ------
Sweep accounts                            4.70%          5,172       2.03%      3.43%           4,615         1.93%
                                                      --------     ------                    --------        ------
Total deposit accounts                    2.90%       $254,218     100.00%      2.57%        $239,603       100.00%
                                                      ========     ======                    ========       =======

At March 31, 2006 and December 31, 2005, the Bank had $49,000,000 and $75,715,000, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):

                                                           March 31, 2006               December 31,2005
                                                           --------------               ----------------
                                                            Wtd Avg Rate                  Wtd Avg Rate
                                                            ------------                  ------------

Contractual Maturity:
Within one year - fixed rate                                 $5,000         2.64%        $10,000      2.35%
Within one year - adjustable rate                             7,500         5.08%         23,215      4.08%
After one but within three years - fixed rate                 3,000         3.35%          3,000      3.35%
After one but within three years - adjustable rate            5,000         3.79%          5,000      3.79%
After three but within five years - adjustable rate          12,500         4.52%          7,500      5.30%
Greater than five years - adjustable rate                    16,000         4.45%         27,000      4.24%
                                                             ------                       ------
Total advances                                              $49,000         4.24%        $75,715      3.98%
                                                            =======                      =======

The Bank pledges as collateral for the advances its FHLB stock and investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 80% of the unpaid principal balances, 100% of total advances. Borrowings from the Federal Home Loan Bank (the "FHLB") decreased $26,715,000, or 35.28%, to $49,000,000 at March 31, 2006 from $75,715,000 at December 31, 2005. Securities sold under agreement to repurchase increased $10,000,000 to $30,000,000 at March 31, 2006 from $20,000,000 at December 31, 2005. During this period, securities sold under agreement to repurchase provided a lower cost funding alternative to Federal Home Loan Bank advances. Borrowings were reduced with deposit growth and reductions in investments and mortgage-backed securities. Other liabilities decreased $423,000 to $1,168,000 at March 31, 2006 from $1,591,000 at December
31, 2005, due primarily to a reduction in outstanding loan fundings.

Shareholders' Equity
--------------------

Shareholders' equity decreased $501,000, or 1.98%, to $24,832,000 at March 31, 2006 from $25,333,000 at December 31, 2005 due to the repurchase of 12,352 shares at a cost of $222,000, dividend payments of $0.10 per share at a cost of $190,000 and a $830,000 increase in unrealized losses on securities available for sale, offset by net income of $699,000.

Liquidity
---------

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are deposits, loan repayments, borrowings, maturity and sale of securities and interest payments.

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

At March 31, 2006, the Corporation's investment in agency and mortgage-backed securities totaled $135,303,000, nearly all of which is available for sale. Approximately $65,862,000 and $83,170,000 of debt securities at March 31, 2006 and December 31, 2005, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $95,212,000 at March 31, 2006. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2006, totaled $109,421,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At March 31, 2006, the Corporation had outstanding $49,000,000 of FHLB borrowings and $30,000,000 of securities sold under agreements to repurchase. At March 31, 2006, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $20,000,000 and the ability to borrow an additional $22,000,000 from FHLB and secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of March 31, 2006, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

As of March 31, 2006, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

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

                                                                March 31, 2006
                                                                --------------


                                          Actual              Regulatory Minimum       "Well Capitalized"
                                     ----------------         ------------------        ----------------

                                  Amount         Ratio        Amount        Ratio      Amount        Ratio
                                  ------         -----        ------        -----      ------        -----

                                    $             %            $              %           $            %
Leverage ratio

 Corporation                      30,556         8.33%       14,665          4.00%         n/a          n/a
 Bank                             30,535         8.33%       14,661          4.00%      18,327         5.00%

Tier 1 capital ratio

 Corporation                      30,556        12.70%        9,628          4.00%         n/a           n/a
 Bank                             30,535        12.69%        9,624          4.00%      14,436          6.00%

Total risk-based capital ratio

 Corporation                      33,097        13.75%       19,255           8.00%        n/a           n/a
 Bank                             33,076        13.75%       19,248           8.00%     24,060         10.00%

During fiscal 2003, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 98,000 shares, in fiscal 2004 and by an additional 5%, or 95,000 shares in fiscal 2005. The shares are to be repurchased either through open market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. During the three months ended March 31, 2006, the Corporation repurchased 12,352 shares. As of March 31, 2006, the Corporation had repurchased a total of 203,905 shares under these authorizations. Of the three authorizations, 87,095 shares remain to be purchased under the third authorization.

Off-Balance Sheet Risk
----------------------

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer's requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $95,212,000 at March 31, 2006. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

For the period ended March 31, 2006, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Results of Operations for the Three Months Ended March 31, 2006 and 2005
------------------------------------------------------------------------

General
-------

Net income increased $160,000, or 29.68%, to $699,000 for the three months ended March 31, 2006 as compared to $539,000 for the same period in 2005 as increases in net interest income and non-interest income and a reduction in the provision for loan losses were partially offset by an increase in non-interest expense.

Average Yields and Rates
------------------------
    (Dollars in Thousands)
                                                                             Quarter Ended March 31,
                                                                         -------------------------------
                                                                  2006                                   2005
                                                                  ----                                   ----
                                                Average                  Average         Average                   Average
                                                Balance      Interest   Yield/cost       Balance       Interest  Yield/cost
                                                -------      --------   ----------       -------       --------  ----------

Interest-earning assets:
Loans (1)                                      $197,481      $3,789          7.67%      $173,713      $2,823         6.50%
Mortgage-backed securities                       26,810         282          4.21%        37,758         388         4.11%
Investment securities                           118,276       1,340          4.53%       109,920       1,142         4.15%
Other interest-earning assets                     1,500          16          4.26%        10,165          58         2.29%
                                                -------       -----          ----        -------       -----         ----
Total interest-earning assets                   344,067       5,427          6.31%       331,556       4,411         5.32%

Non-interest-earning assets                      26,831                                   25,895
                                                 ------                                   ------

Total assets                                   $370,898                                 $357,451
                                               ========                                 ========
Interest-bearing liabilities:
Deposits                                       $244,745      $1,705          2.79%      $232,489      $1,139         1.96%
Floating rate junior subordinated
deferrable interest debentures                    8,247         168          8.17%         8,247         128         6.19%
FHLB advances and other borrowings               91,291         900          3.95%        89,652         694         3.10%
                                                -------       -----          ----        -------       -----         ----

Total interest-bearing liabilities              344,283       2,773          3.22%       330,388       1,961         2.37%
                                                              -----          =====                     -----         =====
Non-interest-bearing liabilities                  1,533                                    1,777
Total liabilities                               345,816                                  332,165
Shareholders' equity                             25,082                                   25,286
                                                 ------                                   ------
Total liabilities and shareholders'
equity                                         $370,898                                 $357,451
                                               ========                                 ========
Net interest income/spread                                   $2,654          3.09%                    $2,450         2.95%
                                                             ======                                   ======
Net yield on earning assets                                                  3.09%                                   2.96%

(1) Average balances of loans include non-accrual loans.

Interest Income
---------------

Interest income increased $1,016,000, or 23.03%, to $5,427,000 for the three months ended March 31, 2006 as compared to the same period in 2005. Interest income on loans increased by 34.22%, or $966,000, to $3,789,000 for the three months ended March 31, 2006 from $2,823,000 for the three months ended March 31, 2005, due primarily to increasing market interest rates along with a higher average balance of loans with a higher average rate due to our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $50,000, or 3.15%, for the three months ended March 31, 2006 to $1,638,000 from $1,588,000 during the same period in 2005 due to higher yields, from higher market interest rates, offset by lower average balances.

Interest Expense
----------------

Interest expense increased $812,000, or 41.41%, to $2,773,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Interest expense on deposit accounts increased $566,000, or 49.69%, to $1,705,000 for the three months ended March 31, 2006 from $1,139,000 during the same period in 2005 due to higher averages balances and cost of deposits as a result of higher market rates offset by growth in lower costing transaction accounts. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. Interest expense on borrowings increased $206,000, or 29.68%, for the three months ended March 31, 2006 as compared to the same period in the previous year due to higher market interest rates. Interest expense on floating rate junior subordinated deferrable interest debentures increased $40,000, or 31.25%, to $168,000 for the three months ended March 31, 2006 from $128,000 during the same period in 2005 due to higher market interest rates.

Provision for Loan Losses
-------------------------

    During the three months ended March 31, 2006, the provision for loan losses was $175,000 as compared to $208,000 for the same period in the previous year, which a decrease in net charge-offs, offset by loan growth. The provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Non-accruing loans decreased $120,000 from $1,246,000 at December 31, 2005 to $1,126,000 at March 31, 2006. Loans 30-89 days past due and still accruing was $5,315,000 at March 31, 2006 compared to $1,909,000 at December 31, 2005. The delinquent loans for the three months ended March 31, 2006 included one commercial loan for $2,550,000 that is now current. During the three months ended March 31, 2006, bad debt charge-offs, net of recoveries, was $28,000 as compared to $63,000 for the same period in the previous year. The Corporation's loan loss allowance at March 31, 2006 was approximately 1.24% of the Corporation's outstanding loan portfolio and 171.92% of non-performing loans compared to 1.23% of the Corporation's outstanding loan portfolio and 162.86% of non-performing loans at December 31, 2005.

The changes in the allowance for loan losses consisted of the following (in thousands):

                Balance at beginning of period                  $2,394
                Provision for loan losses                          175
                Charge-offs, net                                   (28)
                                                                ------
                Balance at end of period                        $2,541
                                                                ======





The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated (dollars in thousands):

                                                              March 31, 2006    December 31, 2005
                                                              --------------    -----------------
         Non-accruing loans which are
         contractually past due 90 days
          or more:

         Real estate                                                $   343              $    461
         Commercial                                                     366                   436
         Consumer                                                       417                   349
                                                                     ------                ------
         Total                                                      $ 1,126              $  1,246
                                                                     ======                ======

         Percentage of loans receivable                                0.55%                 0.64%
                                                                      =====                 =====

         Percentage of allowance for loan losses
         to total loans outstanding                                    1.24%                 1.23%
                                                                      =====                 =====
         Allowance for loan losses                                  $ 2,541              $  2,394
                                                                     ======                ======
         Real estate acquired through
         foreclosure and repossessed assets                         $   352              $    224
                                                                    =======                ======

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

Non-Interest Income
-------------------

Total non-interest income increased $109,000, or 18.89%, to $686,000 for the three months ended March 31, 2006 from $577,000 for the same period in the previous year. Fees from financial services increased $89,000, or 16.39%, to $632,000 for the three months ended March 31, 2006 from $543,000 for the same period in the previous year. The increase was from an increase in transaction accounts along with higher fees generated from third party investment brokerage and financing receivables programs due to an increase in product volumes.

Non-Interest Expense
--------------------

For the three months ended March 31, 2006, total non-interest expense increased $84,000, or 4.0%, to $2,186,000 from $2,102,000 for the same period in 2005.
Compensation and employee benefits increased $72,000, or 7.09%, to $1,087,000 for the three months ended March 31, 2006 from $1,015,000 for the same period in 2005 due primarily to higher compensation and benefits costs for normal merit salary increases and additional staff due to the opening of a new banking center location in Simpsonville, South Carolina. Occupancy and equipment expense decreased $23,000, or 4.52%, to $486,000 for the three months ended March 31, 2006 from $509,000 for the same period in 2005 due to primarily to lower depreciation expense. Professional services expense increased $29,000, or 32.95%, to $117,000 for the three months ended March 31, 2006 from $88,000 for the same period in 2005 due to higher legal expenses primarily due to the changing the name of the holding company during the first quarter of 2006. Loan operations expense decreased $28,000, or 66.67%, to $14,000 for the three months ended March 31, 2006 from $42,000 for the same period in 2005, due to lower costs associated with foreclosures. Items processing expense increased $19,000, or 59.38%, to $51,000 for the three months ended March 31, 2006 from $32,000 for the same period in 2005 due to transaction accounts increasing to $95.1 million at March 31, 2006 from $73.6 million at March 31, 2005. The Corporation continues to target lower cost demand deposit accounts through media advertising versus traditional higher cost certificates of deposits. Other expense increased $24,000, or 14.55%, to $189,000 for the three months ended March 31, 2006 from $165,000 for the same period in 2005 due to higher postage expense from a rate increase and higher forms and supplies expense from two new banking center openings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         -----------------------------------------------------------

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

The following table reflects changes in estimated net interest income from rate shocks of (+) or (-) 100 and 200 basis points in a rising and falling interest rate environment for the Corporation.

                                                    At                   At
                                                 March 31,          December 31,
      Change in Rates (Basis Points)               2006                 2005
      ------------------------------               ----                 ----
               +200                                +6.04%              +5.88%
               +100                                +3.30%              +3.24%
               -100                                (4.24%)             (4.97%)
               -200                                (9.87%)             (7.72%)

The Corporation improved slightly in rising interest rate environments for the period ending March 31, 2006 as compared to the period ending December 31, 2005 due primarily to significant growth in prime based loan products.

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
              -----------------

The Corporation is not involved in any legal proceedings. The Bank is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings are immaterial to the Corporation's financial condition and results of operations.

Item  1A.     Risk Factors
              ------------

There have been no material changes with respect to the Risk Factors disclosed in the Corporation's form 10-K.

Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds
             -----------------------------------------------------------

The  following  table  provides  certain   information  with  regard  to  shares
repurchased by the Corporation during the first quarter of 2006.

                                                                                     (c)
                                                                             Total Number of Shares          (d)
                               (a)                                           Purchased as part of       Maximum Number of
                            Total Number                 (b)                 Publicly                   Shares that may
                            of Shares               Average Price            Announced                  be purchased
           Period           Purchased               Paid per share           Programs                   under Program
           ------           ---------               --------------           --------                   -------------
    January 1, 2006             12,000                   $18.04                  12,000                       87,447
    through January
    31, 2006

    February 1, 2006                --                       --                      --                       87,447
    through February 28,
    2006

    March 1, 2006 through          352                   $16.75                     352                      87,095
    March 31, 2006

      Total                     12,352                   $18.00                  12,352                          N/A

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

             3(a)    Certificate of Ownership

             31(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

             31(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

             32(a) Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             32(b) Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PROVIDENT COMMUNITY BANCSHARES, INC.
                                                  (REGISTRANT)



Date: May 9, 2006                       By: /s/ Dwight V. Neese
      -----------                           ------------------------------------
                                            Dwight V. Neese, CEO


Date: May 9, 2006                       By: /s/ Richard H. Flake
      -----------                           ------------------------------------
                                             Richard H. Flake, CFO