Form 10-Q
period 2006-06-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2006-08-09
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2006

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------   SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to
                                           ------------      ------------

                          COMMISSION FILE NUMBER 1-5735

                      PROVIDENT COMMUNITY BANCSHARES, INC.
                      ------------------------------------
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

                        UNION FINANCIAL BANCSHARES, INC.
                        --------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes X  No
                       ---   ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer"in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer     Non-accelerated filer  X
                        ----                  ----                       ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes    No X
                                    ---   ---

The Corporation had 1,866,731 shares, $0.01 par value, of common stock issued and outstanding as of July 26, 2006.



              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

Part I.      Financial Information                                                     Page
             ---------------------                                                     ----
             Item 1.  Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets as of June 30, 2006
              and December 31, 2005                                                       3

             Consolidated Statements of Income for the three
              and six months ended June 30, 2006 and 2005                                 4

             Consolidated Statements of Cash Flows for the six
              months ended June 30, 2006 and 2005                                         5

             Consolidated Statements of Shareholders' Equity for the
              six months ended June 30, 2006 and 2005                                     6

             Notes to Consolidated Financial Statements                                7-10

             Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                  11-24

             Item 3.  Quantitative and Qualitative Disclosures
                       about Market Risk                                              24-26

             Item 4.  Controls and Procedures                                            26

Part II.     Other Information
             -----------------

             Item 1.   Legal Proceedings                                                 27

             Item 1A.  Risk Factors                                                      27

             Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       27

             Item 3.   Defaults Upon Senior Securities                                   28

             Item 4.   Submission of Matters to a Vote of Security Holders               28

             Item 5.   Other Information                                                 28

             Item 6.   Exhibits                                                          28

             Signatures                                                                  29


Part 1.    Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
(FORMERLY UNION FINANCIAL BANCSHARES, INC.)
CONSOLIDATED BALANCE SHEETS
June 30, 2006 (unaudited) and December 31, 2005

                                                                                          June 30,              December 31,
ASSETS                                                                                      2006                    2005
                                                                                     -------------------     -------------------
                                                                                               (DOLLARS IN THOUSANDS)
Cash and due from banks                                                            $              8,661    $              8,380
Investment and mortgage-backed securities
  Held to maturity                                                                                3,193                   3,204
  Available for sale                                                                            129,001                 143,079
                                                                                     -------------------     -------------------
Total investment and mortgage-backed securities                                                 132,194                 146,283
                                                                                     -------------------     -------------------
Loans, net                                                                                      214,303                 192,577
Office properties and equipment, net                                                              5,595                   5,148
Federal Home Loan Bank Stock, at cost                                                             3,416                   3,976
Federal Reserve Stock, at cost                                                                      539                     539
Accrued interest receivable                                                                       2,415                   2,429
Intangible assets                                                                                 3,259                   3,576
Cash surrender value of life insurance                                                            5,504                   5,404
Other assets                                                                                      3,618                   2,730
                                                                                     -------------------     -------------------
TOTAL ASSETS                                                                       $            379,504    $            371,042
                                                                                     ===================     ===================

LIABILITIES

Deposits                                                                           $            254,843    $            239,603
Advances from the Federal Home Loan Bank                                                         59,400                  75,715
Securities sold under agreements to repurchase                                                   30,000                  20,000
Floating rate junior subordinated deferrable interest debentures                                  8,247                   8,247
Accrued interest  payable                                                                           549                     520
Advances from borrowers for taxes and insurance                                                     155                      33
Other liabilities                                                                                 2,133                   1,591
                                                                                     -------------------     -------------------
TOTAL LIABILITIES                                                                               355,327                 345,709
                                                                                     -------------------     -------------------

Commitments and contingencies-Note 4

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                                             --                      --
Common stock - $0.01 par value,
  authorized - 5,000,000 shares,
   issued and outstanding - 1,866,731 shares at 6/30/06 and 1,905,897 at 12/31/05                    20                      20
Additional paid-in capital                                                                       12,429                  12,346
Accumulated other comprehensive loss                                                             (1,998)                   (612)
Retained earnings, substantially restricted                                                      17,855                  16,916
Treasury stock, at cost                                                                          (4,129)                 (3,337)
                                                                                     -------------------     -------------------
TOTAL SHAREHOLDERS' EQUITY                                                                       24,177                  25,333
                                                                                     -------------------     -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $            379,504    $            371,042
                                                                                     ===================     ===================

See notes to consolidated financial statements.



PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
(FORMERLY UNION FINANCIAL BANCSHARES, INC.)
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)

                                                                 Three Months Ended                 Six Months Ended
                                                              June 30,         June 30,         June 30,          June 30,
                                                                2006             2005             2006              2005
                                                            -------------    --------------   --------------    --------------
                                                                (DOLLARS IN THOUSANDS              (DOLLARS IN THOUSANDS
                                                                   EXCEPT PER SHARE)                  EXCEPT PER SHARE)
Interest Income:
  Loans                                                   $        4,130   $         3,042  $         7,919   $         5,865
  Deposits and federal funds sold                                     13                13               29                71
  Mortgage-backed securities                                         278               356              560               744
  Interest and dividends on
   investment securities                                           1,348             1,297            2,688             2,438
                                                            -------------    --------------   --------------    --------------
Total Interest Income                                              5,769             4,708           11,196             9,118
                                                            -------------    --------------   --------------    --------------

Interest Expense:
  Deposit accounts                                                 1,905             1,282            3,610             2,421
  Floating rate junior subordinated deferrable
   interest debentures                                               179               140              347               267
  Advances from the FHLB and other borrowings                      1,004               786            1,904             1,481
                                                            -------------    --------------   --------------    --------------
Total Interest Expense                                             3,088             2,208            5,861             4,169
                                                            -------------    --------------   --------------    --------------

Net Interest Income                                                2,681             2,500            5,335             4,949
  Provision for loan losses                                          135               341              310               548
                                                            -------------    --------------   --------------    --------------
Net Interest Income After
   Provision for Loan Losses                                       2,546             2,159            5,025             4,401
                                                            -------------    --------------   --------------    --------------

Non-Interest Income:
  Fees for financial services                                        730               646            1,361             1,189
  Other  fees, net                                                    23                30               65                55
  Net gain (loss) on sale of investments                             (26)               (3)             (13)                6
                                                            -------------    --------------   --------------    --------------
Total Non-Interest Income                                            727               673            1,413             1,250
                                                            -------------    --------------   --------------    --------------

Non-Interest Expense:
  Compensation and employee benefits                               1,145               983            2,231             1,998
  Occupancy and equipment                                            527               522            1,013             1,031
  Deposit insurance premiums                                           7                 9               15                17
  Professional services                                              106               102              223               189
  Advertising/public relations                                        60                23               97                61
  Loan operations                                                     14                35               29                77
  Deposit premium intangible                                         159               159              318               318
  Items processing                                                    49                29              100                61
  Telephone                                                           51                38               90                84
  Other                                                              255               190              444               356
                                                            -------------    --------------   --------------    --------------
Total Non-Interest Expense                                         2,373             2,090            4,560             4,192
                                                            -------------    --------------   --------------    --------------

Income Before Income Taxes                                           900               742            1,878             1,459
Income tax expense                                                   261               193              540               371
                                                            -------------    --------------   --------------    --------------
Net Income                                                $          639   $           549  $         1,338   $         1,088
                                                            =============    ==============   ==============    ==============

Basic Net Income Per Common Share                         $         0.34   $          0.29  $          0.71   $          0.57
                                                            =============    ==============   ==============    ==============

Diluted Net Income Per Common Share                       $         0.33   $          0.28  $          0.70   $          0.55
                                                            =============    ==============   ==============    ==============

Weighted Average Number of
  Common Shares Outstanding

Basic                                                          1,887,582         1,907,551        1,891,873         1,918,190

Diluted                                                        1,911,663         1,970,142        1,914,748         1,981,012

See notes to consolidated financial statements.


PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
(FORMERLY UNION FINANCIAL BANCSHARES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005 (unaudited)

                                                                              Six Months Ended
                                                                        June 30,            June 30,
                                                                          2006                2005
                                                                     ----------------   ----------------
                                                                               (IN THOUSANDS)

OPERATING ACTIVITIES:
Net income                                                                    $1,338             $1,088
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                      310                548
  Amortization of intangibles                                                    318                318
  Depreciation expense                                                           306                467
  Recognition of deferred income, net of costs                                  (281)              (184)
  Deferral of fee income, net of costs                                           295                173
  (Gain) loss on investment transactions                                          13                 (6)
  Changes in operating assets and liabilities:
   (Increase) decrease in accrued interest receivable                             14               (379)
   (Increase) decrease in other assets                                          (988)               148
   Increase in other liabilities                                                 664              1,132
   Increase in accrued interest payable                                           29                155
                                                                     ----------------   ----------------
Net cash provided by operating activities                                      2,018              3,460
                                                                     ----------------   ----------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                                         (9,218)           (41,373)
   Held to maturity                                                               --             (3,576)
Proceeds from sale of investment and mortgage-
    backed securities                                                         15,952             10,917
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                          2,035             12,073
   Held to maturity                                                               --              3,000
Principal repayments on mortgage-backed securities:
   Available for sale                                                          3,921              2,015
Net increase in loans                                                        (22,051)           (12,990)
Purchase of FHLB stock                                                            --               (444)
Redemption of FHLB stock                                                         560                 --
Purchase of office properties and equipment                                     (753)               (94)
                                                                     ----------------   ----------------

Net cash used by investing activities                                         (9,554)           (30,472)
                                                                     ----------------   ----------------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                      55                 52
Dividends paid in cash ($0.21 per share -2006
and $0.20 per share - 2005)                                                     (399)              (387)
Proceeds from the exercise of stock options                                       28                 51
Share repurchase program                                                        (792)            (1,086)
Increase (decrease) in other borrowings                                       (6,315)            14,000
Increase in deposit accounts                                                  15,240              8,380
                                                                     ----------------   ----------------

Net cash  provided by financing activities                                     7,817             21,010
                                                                     ----------------   ----------------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                          281             (6,002)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                      8,380             13,197
                                                                     ----------------   ----------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                           $8,661             $7,195
                                                                     ================   ================

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                                  $495               $515
  Interest                                                                     5,832              4,014

Non-cash transactions:
  Loans foreclosed                                                              $261                $54

See notes to consolidated financial statements.


              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   (FORMERLY UNION FINANCIAL BANCSHARES, INC.)
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
               Six Months Ended June 30, 2006 and 2005 (unaudited)



                                                                     Retained      Accumulated
                                                          Additional Earnings,       Other        Treasury     Total
                                            Common Stock    Paid-in  Substantially Comprehensive  Stock     Shareholders'
                                          Shares   Amount   Capital  Restricted    Income (loss)  At Cost     Equity
                                        ---------- ------ ---------- ------------- ------------- -------- -------------
                                                           (Dollars in Thousands, Except Share Data)
BALANCE AT DECEMBER 31, 2004            1,957,989    $20    $12,109       $15,221          $109  ($1,440)      $26,019

Net income                                                                  1,088                                1,088

  Other comprehensive income, net of tax
     Unrealized holding losses on
      securities available for sale
      arising during period, net of tax
      effect of $200                                                                        259                    259
     Reclassification adjustment for
      gains included in net income, net
      of tax of $2                                                                            4                      4
                                                                                   -------------          -------------
  Comprehensive income                                                                                           1,351

Stock option activity, net                  7,246                51                                                 51

Dividend reinvestment plan
 contributions                              3,101                52                                                 52

Share repurchase program                  (63,968)    (1)                       1                 (1,086)       (1,086)

Cash dividend ($.20 per share)                                               (387)                                (387)

                                        -------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2005                1,904,368    $19    $12,212       $15,923          $372  ($2,526)      $26,000
                                        ===============================================================================

BALANCE AT DECEMBER 31, 2005            1,905,897    $20    $12,346       $16,916         ($612) ($3,337)      $25,333

Net income                                                                  1,338                                1,338

  Other comprehensive income, net of tax
     Unrealized holding losses on
      securities available for sale
     arising during period, net of tax
      effect of $1,076                                                                   (1,377)                (1,377)
     Reclassification adjustment for
      losses included in net income,
      net of tax of $4                                                                       (9)                    (9)
                                                                                   -------------          -------------
  Comprehensive loss                                                                                               (48)

Stock option activity, net                  2,203                28                                                 28

Dividend reinvestment plan
 contributions                              3,204                55                                                 55

Share repurchase program                  (44,573)                                                  (792)         (792)

Cash dividend ($.21 per share)                                               (399)                                (399)

                                        -------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2006                1,866,731    $20    $12,429       $17,855       ($1,998) ($4,129)      $24,177
                                        ===============================================================================


              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   (FORMERLY UNION FINANCIAL BANCSHARES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Presentation of Consolidated Financial Statements
         -------------------------------------------------

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the "Corporation" or "Provident") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

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

2. Income Per Share
   ----------------

 Basic income per share amounts for the three and six months ended June 30, 2006 and 2005 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation for the six months ended June 30, 2006 and 2005 were 22,875 and 62,822, respectively.

 3. Assets Pledged
    --------------

 Approximately $68,219,000 and $83,170,000 of debt securities at June 30, 2006 and December 31, 2005, respectively, were pledged by Provident Community Bank, N.A. (the "Bank") as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Contingencies and Loan Commitments
   ----------------------------------

         In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2006 related to these items is summarized below:

              Loan Commitments:                                 Contract Amount
              ----------------                                  ---------------
              Approved loan commitments                            $  2,215,000
              Unadvanced portions of loans and credit lines          44,891,000
                                                                   ------------
              Total loan commitments                               $ 47,106,000
                                                                     ==========

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at June 30, 2006 consisted of fixed and adjustable rate loans at rates ranging from 6.5% to 8.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $106,085,000 at June 30, 2006. Of these lines, the outstanding loan balances totaled approximately $61,194,000.

5. Floating Rate Junior Subordinated Deferrable Interest Debentures
   ----------------------------------------------------------------

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:


                             Amount
                         Outstanding at
                            June 30,                                                          Distribution
                    ------------------------            Prepayment                            Payment
        Name            2006        2005      Rate      Option Date          Maturity         Frequency
------------------- ------------ ----------- ------ ------------------- -------------------   -------------
Union Financial
 Statutory Trust I   $8,000,000  $8,000,000  8.99%    December 18, 2006   December 18, 2031     Quarterly


6. Stock-Based Compensation
   ------------------------

       On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R)), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R)) had been utilized.

In adopting SFAS No. 123(R)), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

                                                     Six Months Ended
                                                          June 30,
                                                     -----------------
                                                       2006     2005
                                                     -------- --------
Net income as reported                                $ 1,338  $ 1,088

Add: Stock-based employee compensation expense
included in reported net income, net of related tax
effects.                                                   24       --

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                    (24 )    (96)
                                                     -------- --------
Pro forma net income including stock-based
compensation cost based on fair-value method          $ 1,338  $   992
                                                     ======== ========
Earnings per share:
  Basic -- as reported                                $  0.71  $  0.57
                                                     ======== ========
  Basic -- pro forma                                  $  0.71  $  0.52
                                                     ======== ========
  Diluted -- as reported                              $  0.70  $  0.55
                                                     ======== ========
  Diluted -- pro forma                                $  0.70  $  0.50
                                                     ======== ========

Subsequent Event
----------------

On July 21, 2006, the Corporation completed a private placement of $4 million in trust preferred securities. In connection with the sale of the trust preferred securities, the Corporation issued $4,124,000 aggregate principal amount of Fixed/Floating Rate Junior Subordinated Debt Securities due 2036. The Company intends to use the proceeds from the issuance of the trust preferred securities for general corporate purposes and to increase the regulatory capital of the Bank. The trust preferred securities will bear a rate equal to 7.393% for the first five years following the offering. After the first five years, the securities will bear a rate equal to 174 basis points over the three-month LIBOR. The Subordinated Debt Securities bear an identical interest rate. The trust preferred securities were issued by a statutory business trust formed by the Corporation and were sold in a private placement pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended.

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

Financial Condition
-------------------

Assets
------

Total assets of the Corporation increased $8,462,000, or 2.28%, to $379,504,000 at June 30, 2006 from $371,042,000 at December 31, 2005. Investments and mortgage-backed securities decreased approximately $14,089,000, or 9.63%, from December 31, 2005 to June 30, 2006, due to the sale and maturity of securities. Proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans.

Investment and Mortgage-backed Securities
-----------------------------------------

 Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

                                        June 30, 2006               December 31, 2005
                                       --------------              ------------------

                                       Amortized    Fair       Amortized       Fair
                                         Cost       Value        Cost          Value
                                      ---------- ------------ ------------ --------------
Municipal Securities                   $3,193        $3,165       $3,204       $3,247
                                      ========== ============  =========== ==============


Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

                                            June 30, 2006         December 31, 2005
                                            -------------         -----------------

                                       Amortized    Fair       Amortized       Fair
                                         Cost       Value        Cost          Value
                                      ---------- ------------ ------------ --------------
Investment Securities:
   U.S. Agency Obligations              $80,566      $78,182      $84,631        $83,443
   Municipal Securities                  10,602       10,910       17,328         18,180
   Other                                 15,317       15,327       14,530         14,621
                                      ---------- ------------ ------------ --------------
Total Investment Securities             106,485      104,419      116,489        116,244
                                      ---------- ------------ ------------ --------------
Mortgage-backed Securities:
  Fannie Mae                             16,897       16,070       17,370         16,771
  Ginnie Mae                                 60           62           67             69
  Freddie Mac                             3,799        3,779        4,572          4,579
  Collateralized Mortgage Obligations     4,834        4,671        5,523          5,416
                                      ---------- ------------ ------------ --------------
Total Mortgage-backed Securities         25,590       24,582       27,532         26,835
                                      ---------- ------------ ------------ --------------
Total Available for Sale               $132,075     $129,001     $144,021       $143,079
                                      ---------- ------------ ------------ --------------


Loans increased $21,726,000, or 11.28%, to $214,303,000 at June 30, 2006. The
Corporation continues to focus on consumer and commercial lending with specialized loan officers and products.

Loans receivable consisted of the following (in thousands):

                                                  June 30,         December 31,
                                                  --------         -----------
                                                   2006               2005
                                                   ----               ----

Mortgage loans:
  Fixed rate residential                          $20,848            $23,859
  Adjustable-rate residential                      10,701             12,701
  Commercial real estate                           51,489             45,665
  Construction                                      6,684              4,842
                                                  --------         -----------
Total mortgage loans                               89,722             87,067
                                                  --------         -----------
Commercial loans:
  Commercial non-real estate                       43,591             39,453
  Commercial lines of credit                       43,785             31,215
                                                  --------         -----------
Total commercial loans                             87,376             70,668
                                                  --------         -----------
Consumer loans:
  Home equity                                      17,047             16,427
  Consumer and installment                         26,505             23,067
  Consumer lines of credit                            362                382
                                                  --------         -----------
Total consumer loans                               43,914             39,876
                                                  --------         -----------
Total loans                                       221,012            197,611
                                                  --------         -----------
Less:
  Undisbursed portion of interim
   construction loans                              (3,510)            (1,980)
   Unamortized loan discount                         (704)              (764)
  Allowance for loan losses                        (2,574)            (2,394)
  Net deferred loan origination costs                  79                104
                                                  --------         -----------
Total, net                                       $214,303           $192,577
                                                  --------         -----------
Weighted-average interest rate of loans              7.88%              7.64%


Other assets increased $888,000, or 32.53%, to $3,618,000, from December 31, 2005 to June 30, 2006, due to an increase in a net deferred tax receivable that was related to the mark to market adjustment for investments available for sale.

Liabilities
-----------

Total liabilities increased $9,618,000, or 2.78%, to $355,327,000 at June 30, 2006 from $345,709,000 at December 31, 2005. Deposits increased $15,240,000, or
6.36%, to $254,843,000 at June 30, 2006 from $239,603,000 at December 31, 2005.
The increase was due primarily to growth in lower cost demand accounts partially offset by a reduction in higher cost certificates of deposit accounts. The Corporation continues to target lower cost demand deposit accounts through media advertising.

Deposit accounts were as follows (in thousands):


                                   June 30, 2006                December 31, 2005
                                  ---------------              ------------------
                               Rate     Balance      %       Rate    Balance       %
                               ----     -------     ---      ----    -------      ---

Account Type
------------
NOW accounts:
  Commercial non-
  interest-bearing               --     $15,095     5.92%     --     $14,651       6.11%
  Non-commercial               2.57%     54,166    21.26%   1.93%     51,447      21.47%
Money market checking
 accounts                      4.48%     24,961     9.79%   2.55%     14,414       6.02%
Regular savings                0.61%     16,530     6.49%   0.43%     16,733       6.98%
                                        -------    -----             -------      -----
Total demand and savings
 deposits                      2.76%    110,752    43.46%   1.50%     97,245      40.58%
                                        -------    -----             -------      -----
Savings certificates:
  Up to 3.00%                            37,539    14.73%             55,105      23.00%
  3.01 %- 4.00%                          42,082    16.51%             56,033      23.38%
  4.01 %- 5.00%                          46,781    18.36%             23,862       9.96%
  5.01 %- 6.00%                          12,159     4.77%              2,720       1.13%
  6.01 %- 7.00%                              23     0.01%                 23       0.02%
  7.01 %- 8.00%                              --     0.00%                 --       0.00%
                                        -------    -----             -------      -----
Total savings certificates     3.55%    138,584    54.38%   2.75%    137,743      57.49%
                                        -------    -----             -------      -----

Sweep accounts                 5.09%      5,507     2.16%   3.43%      4,615       1.93%
                               ----     -------    -----             -------      -----

Total deposit accounts         3.03%   $254,843   100.00%   2.57%   $239,603     100.00%
                                        =======   ======             =======     ======


At June 30, 2006 and December 31, 2005, the Bank had $59,400,000 and $75,715,000, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):



                                                      June 30, 2006         December 31,2005
                                                      -------------         ----------------
                                                       Wtd Avg Rate            Wtd Avg Rate
                                                       ------------            ------------

Contractual Maturity:
Within one year - fixed rate                           $  -        - %     $10,000        2.35%
Within one year - adjustable rate                    27,900      5.44%      23,215        4.08%
After one but within three years - fixed rate         3,000      3.35%       3,000        3.35%
After one but within three years - adjustable rate   12,500      4.69%       5,000        3.79%
After three but within five years - adjustable rate       -        - %       7,500        5.30%
Greater than five years - adjustable rate            16,000      4.45%      27,000        4.24%
                                                  ---------             ----------
Total advances                                      $59,400      4.91%     $75,715        3.98%
                                                  =========             ==========



The Bank pledges as collateral for the advances its FHLB stock and investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 80% of the unpaid principal balances, 100% of total advances. Borrowings from the Federal Home Loan Bank (the "FHLB") decreased $16,315,000, or 21.55%, to $59,400,000 at June 30, 2006 from $75,715,000 at December 31, 2005. Securities sold under agreement to repurchase increased $10,000,000 to $30,000,000 at June 30, 2006 from $20,000,000 at December 31, 2005. During this period, securities sold under agreement to repurchase provided a lower cost funding alternative to Federal Home Loan Bank advances. Borrowings were reduced with deposit growth and reductions in investments and mortgage-backed securities. Other liabilities increased $542,000 to $2,133,000 at June 30, 2006 from $1,591,000 at December
31, 2005, due primarily to an increase in outstanding loan fundings.

Shareholders' Equity
--------------------

Shareholders' equity decreased $1,156,000, or 4.56%, to $24,177,000 at June 30, 2006 from $25,333,000 at December 31, 2005 due to the repurchase of 44,573 shares at a cost of $792,000, dividend payments of $0.21 per share at a cost of $399,000 and a $1,386,000 increase in unrealized losses on securities available for sale, offset by net income of $1,338,000.

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

At June 30, 2006, the Corporation's investment in agency and mortgage-backed securities totaled $132,194,000, nearly all of which is available for sale. Approximately $68,219,000 and $83,170,000 of debt securities at June 30, 2006 and December 31, 2005, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $106,085,000 at June 30, 2006. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2006, totaled $103,048,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At June 30, 2006, the Corporation had outstanding $59,400,000 of FHLB borrowings and $30,000,000 of securities sold under agreements to repurchase. At June 30, 2006, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $17,000,000 and the ability to borrow an additional $7,500,000 from FHLB and secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of June 30, 2006, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

As of June 30, 2006, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

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


                                                        June 30, 2006
                                                        -------------

                                    Actual            Regulatory Minimum   "Well Capitalized"
                                ----------------      ------------------    ----------------

                               Amount      Ratio      Amount      Ratio    Amount       Ratio
                              -------      -----     -------      -----   -------       -----
                                    $          %           $          %         $           %
Leverage ratio
 Corporation                  30,917       8.39%     14,733       4.00%      n/a         n/a

 Bank                         30,566       8.32%     14,701       4.00%   18,377        5.00%

Tier 1 capital ratio

 Corporation                  30,917      12.03%     10,279       4.00%      n/a         n/a

 Bank                         30,566      11.91%     10,268       4.00%   15,402        6.00%

Total risk-based capital
  ratio

 Corporation                  33,492      13.03%     20,557       8.00%      n/a         n/a

 Bank                         33,141      12.91%     20,536       8.00%   25,670       10.00%


During fiscal 2003, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 98,000 shares, in fiscal 2004 and by an additional 5%, or 95,000 shares in fiscal 2005. The shares are to be repurchased either through open market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. During the six months ended June 30, 2006, the Corporation repurchased 44,573 shares. As of June 30, 2006, the Corporation had repurchased a total of 236,126 shares under these authorizations. Of the three authorizations, 54,874 shares remain to be purchased under the third authorization.

Off-Balance Sheet Risk
----------------------

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer's requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $106,085,000 at June 30, 2006. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

For the period ended June 30, 2006, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Results of operations for the three months ended June 30, 2006 and 2005
-----------------------------------------------------------------------

General
-------

Net income increased $90,000, or 16.39%, to $639,000 for the three months ended June 30, 2006 as compared to $549,000 for the same period in 2005 as increases in net interest income and non-interest income and a reduction in the provision for loan losses were partially offset by an increase in non-interest expense.

Interest Income
---------------

Interest income increased $1,061,000, or 22.54%, to $5,769,000 for the three months ended June 30, 2006 as compared to the same period in 2005. Interest income on loans increased by 35.77%, or $1,088,000, to $4,130,000 for the three months ended June 30, 2006 from $3,042,000 for the three months ended June 30, 2005, due primarily to increasing market interest rates along with a higher average balance of loans with a higher average rate due to our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $27,000, or 1.62%, for the three months ended June 30, 2006 to $1,639,000 from $1,666,000 during the same period in 2005 due to lower average balances offset by higher yields from higher market interest rates.

Interest Expense
----------------

Interest expense increased $880,000, or 39.86%, to $3,088,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Interest expense on deposit accounts increased $623,000, or 48.60%, to $1,905,000 for the three months ended June 30, 2006 from $1,282,000 during the same period in 2005 due to higher average balances and cost of deposits as a result of higher market rates. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings increased $218,000, or 27.74%, for the three months ended June 30, 2006 as compared to the same period in the previous year due to higher market interest rates, offset by lower average balances. Interest expense on floating rate junior subordinated deferrable interest debentures increased $39,000, or 27.86%, to $179,000 for the three months ended June 30, 2006 from $140,000 during the same period in 2005 due to higher market interest rates.

Provision for Loan Losses
-------------------------

During the three months ended June 30, 2006, the provision for loan losses was $135,000 as compared to $341,000 for the same period in the previous year with a decrease in classified loans partially offset by loan growth. Classified loans decreased $1,064,000 from $3,388,000 at December 31, 2005 to $2,324,000 at June
30, 2006. Loans 30-89 days past due and still accruing was $3,708,000 at June 30, 2006 compared to $1,909,000 at December 31, 2005. The delinquent loans for the three months ended June 30, 2006 increased $1,799,000 from December 31, 2005 due primarily to an increase in 3 delinquencies for commercial loans. Since the quarter end, approximately 50% of the commercial loans have been brought current. During the three months ended June 30, 2006, bad debt charge-offs, net of recoveries, was $102,000 as compared to $46,000 for the same period in the previous year.

Non-Interest Income
-------------------

Total non-interest income increased $54,000, or 8.02%, to $727,000 for the three months ended June 30, 2006 from $673,000 for the same period in the previous year. Fees from financial services increased $84,000, or 13.0%, to $730,000 for the three months ended June 30, 2006 from $646,000 for the same period in the previous year. The increase was from an increase in transaction accounts along with higher consumer and commercial loan fees from an increase in average outstanding loan balances.

Non-Interest Expense
--------------------

For the three months ended June 30, 2006, total non-interest expense increased $283,000, or 13.54%, to $2,373,000 from $2,090,000 for the same period in 2005.
Compensation and employee benefits increased $162,000, or 16.48%, to $1,145,000 for the three months ended June 30, 2006 from $983,000 for the same period in 2005 due primarily to higher compensation and benefits costs for normal merit salary increases and additional staff due to the opening of a new banking center location in Simpsonville, South Carolina in March, 2006. Advertising/public relations expense increased $37,000, or 160.87%, to $60,000 for the three months ended June 30, 2006 from $23,000 for the same period in 2005 due primarily to product and promotion expenses for the new banking center location. Loan operations expense decreased $21,000, or 60.0%, to $14,000 for the three months ended June 30, 2006 from $35,000 for the same period in 2005, due to lower costs associated with loan foreclosures. Items processing expense increased $20,000, or 68.97%, to $49,000 for the three months ended June 30, 2006 from $29,000 for the same period in 2005 due to transaction accounts increasing to $94.5 million at June 30, 2006 from $81.7 million at June 30, 2005. The Corporation continues to target lower cost demand deposit accounts through media advertising versus traditional higher cost certificates of deposits. Telephone expense increased $13,000, or 34.21%, to $51,000 for the three months ended June 30, 2006 from $38,000 for the same period in 2005 due to higher expense from two new banking center openings. Other expense increased $65,000, or 34.21%, to $255,000 for the three months ended June 30, 2006 from $190,000 for the same period in 2005 due to higher loan expense from increased production and higher forms and supplies expense from two new banking center openings.

Results of operations for the six months ended June 30, 2006 and 2005
---------------------------------------------------------------------

General
-------

Net income increased $250,000, or 22.98%, to $1,338,000 for the six months ended June 30, 2006 as compared to $1,088,000 for the same period in 2005 as increases in net interest income and non-interest income and a reduction in the provision for loan losses were partially offset by an increase in non-interest expense.

Average Yields and Rates
------------------------
 (dollars in thousands)

                                                        Period Ended June 30,
                                                        ----------------------
                                               2006                               2005
                                               ----                                ----

                                   Average                   Average    Average                Average
                                   Balance   Interest      Yield/Cost   Balance   Interest     Yield/Cost
                                  ---------- --------      ---------- ----------  --------     ----------
Interest-earning assets:
Loans (1)                          $201,029   $7,919         7.88%     $173,824    $5,865         6.75%
Mortgage-backed securities           26,916      560         4.16%       36,137       744         4.12%
Investment securities               111,556    2,583         4.63%      115,456     2,346         4.06%
Other interest-earning assets         5,321      134         5.04%       13,714       163         2.38%
                                  ---------- --------      ---------- ----------  --------     ----------
Total interest-earning assets       344,822   11,196         6.49%      339,131     9,118         5.38%
                                             --------       =========             --------     ==========
Non-interest-earning assets          26,769                              23,806
                                  ----------                          ----------
Total assets                       $371,591                            $362,937
                                  ==========                          ==========
Interest-bearing liabilities:
Deposits                            247,871    3,610         2.91%      232,387     2,421         2.08%
Floating rate junior
 subordinated deferrable
 interest debentures                  8,247      347         8.42%        8,247       267         6.48%
FHLB advances and other
 borrowings                          87,877    1,904         4.33%       94,770     1,481         3.13%
                                  ---------- --------      ---------- ----------  --------     ----------
Total interest-bearing
 liabilities                        343,995    5,861         3.41%      335,404     4,169         2.49%
                                             --------       =========             --------     ==========
Non-interest-bearing liabilities      2,163                               2,085
Total liabilities                   346,158                             337,489
Shareholders' equity                 25,433                              25,448
                                  ----------                          ----------
Total liabilities and
 shareholders' equity              $371,591                            $362,937
                                  ==========                          ==========
Net interest income/spread                    $5,335         3.08%                 $4,949         2.89%
                                             ========                             ========
Net yield on earning assets                                  3.09%                                2.92%


(1) Average balances of loans include non-accrual loans.

Interest Income
---------------

Interest income increased $2,078,000, or 22.79%, to $11,196,000 for the six months ended June 30, 2006 as compared to the same period in 2005. Interest income on loans increased by 35.02%, or $2,054,000, to $7,919,000 for the six months ended June 30, 2006 from $5,865,000 for the six months ended June 30, 2005, due primarily to increasing market interest rates along with a higher average balance of loans with a higher average rate due to our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $24,000, or 0.74%, for the six months ended June 30, 2006 to $3,277,000 from $3,253,000 during the same period in 2005 due to higher yields, from higher market interest rates, offset by lower average balances.

Interest Expense
----------------

Interest expense increased $1,692,000, or 40.59%, to $5,861,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Interest expense on deposit accounts increased $1,189,000, or 49.11%, to $3,610,000 for the six months ended June 30, 2006 from $2,421,000 during the same period in 2005 due to higher averages balances and cost of deposits as a result of higher market rates. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. Interest expense on borrowings increased $423,000, or 28.56%, for the six months ended June 30, 2006 as compared to the same period in the previous year due to higher market interest rates, offset by lower average balances. Interest expense on floating rate junior subordinated deferrable interest debentures increased $80,000, or 29.96%, to $347,000 for the six months ended June 30, 2006 from $267,000 during the same period in 2005 due to higher market interest rates.

Provision for Loan Losses
-------------------------

During the six months ended June 30, 2006, the provision for loan losses was $310,000 as compared to $548,000 for the same period in the previous year with a decrease in classified loans partially offset by loan growth. The provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Real estate acquired in foreclosure and loans classified as substandard and doubtful decreased $1,064,000 from $3,388,000 at December 31, 2005 to $2,324,000 at June
30, 2006. During the six months ended June 30, 2006, bad debt charge-offs, net of recoveries, was $130,000 as compared to $108,000 for the same period in the previous year. The Corporation's loan loss allowance at June 30, 2006 was approximately 1.19% of the Corporation's outstanding loan portfolio and 178.38% of non-performing loans compared to 1.23% of the Corporation's outstanding loan portfolio and 162.86% of non-performing loans at December 31, 2005.

The changes in the allowance for loan losses consisted of the following (in thousands):


       Balance at beginning of period                  $2,394
       Provision for loan losses                          310
       Charge-offs, net                                  (130)
       Balance at end of period                        $2,574

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):


                                         June 30, 2006      December 31, 2005
                                      ------------------    -----------------

Non-accruing loans which are
contractually past due 90 days
 or more:

Real estate                              $        438     $          461
Commercial                                        263                436
Consumer                                          450                349
                                      -----------------     ---------------
Total                                    $      1,151     $        1,246
                                      =================    ================
Percentage of loans receivable                   0.52%              0.64%
                                      =================    ================
Percentage of allowance for loan losses
to total loans outstanding                       1.19%              1.23%
                                      =================    ================
Allowance for loan losses                $      2,574     $        2,394
                                      =================    ================
Real estate acquired through
foreclosure and repossessed assets       $        407     $          224
                                      =================    ================

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

Non-Interest Income
-------------------

Total non-interest income increased $163,000, or 13.04%, to $1,413,000 for the six months ended June 30, 2006 from $1,250,000 for the same period in the previous year. Fees from financial services increased $172,000, or 14.47%, to $1,361,000 for the six months ended June 30, 2006 from $1,189,000 for the same period in the previous year. The increase was due to higher service fees as a result of an increase in transaction accounts.

Non-Interest Expense
--------------------

For the six months ended June 30, 2006, total non-interest expense increased $368,000, or 8.78%, to $4,560,000 from $4,192,000 for the same period in 2005.
Compensation and employee benefits increased $233,000, or 11.66%, to $2,231,000 for the six months ended June 30, 2006 from $1,998,000 for the same period in 2005 due primarily to higher compensation and benefits costs for normal merit salary increases and additional staff due to the opening of a new banking center location in Simpsonville, South Carolina in March, 2006. Occupancy and equipment expense decreased $18,000, or 1.75%, to $1,013,000 for the six months ended June 30, 2006 from $1,031,000 for the same period in 2005 due to primarily to lower depreciation expense. Professional services expense increased $34,000, or 17.99%, to $223,000 for the six months ended June 30, 2006 from $189,000 for the same period in 2005 due to higher legal expenses primarily due to the changing the name of the holding company during the first quarter of 2006. Advertising/public relations expense increased $36,000, or 59.02%, to $97,000 for the six months ended June 30, 2006 from $61,000 for the same period in 2005 due primarily to product and promotion expenses for the new banking center location. Loan operations expense decreased $48,000, or 62.34%, to $29,000 for the six months ended June 30, 2006 from $77,000 for the same period in 2005, due to lower costs associated with foreclosures. Items processing expense increased $39,000, or 63.93%, to $100,000 for the six months ended June 30, 2006 from $61,000 for the same period in 2005 due to transaction accounts increasing to $94.5 million at June 30, 2006 from $81.7 million at June 30, 2005. The Corporation continues to target lower cost demand deposit accounts through media advertising versus traditional higher cost certificates of deposits. Other expense increased $88,000, or 24.72%, to $444,000 for the six months ended June 30, 2006 from $356,000 for the same period in 2005 due to higher loan expense from increased production and higher forms and supplies expense from two new banking center openings.

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



                                              At                  At
                                            June 30,          December 31,
      Change in Rates (Basis Points          2006                2005
      -----------------------------          ----                ----

                    +200                    +6.49%              +5.88%
                    +100                    +3.35%              +3.24%
                    (100)                   (4.43%)             (4.97%)
                    (200)                   (8.42%)             (7.72%)

The Corporation improved slightly in rising interest rate environments for the period ending June 30, 2006 as compared to the period ending December 31, 2005 due primarily to significant growth in prime based loan products.

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

Item  1A. Risk Factors
          ------------

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

The following table provides certain information with regard to shares repurchased by the Corporation during the second quarter of 2006.


                                                                (C)
                                                           Total Number of
                                                              Shares                  (d)
                         (a)                               Purchased as          Maximum Number of
                     Total Number             (b)         part of Publicly       Shares that may
                      of Shares         Average Price        Announced           be purchased
     Period           Purchased         Paid per share       Programs            under  Program
------------------ ---------------- -------------------- -------------------- -------------------------
April 1, 2006
through April
30, 2006                   --                   --                   --                87,095
------------------ ---------------- -------------------- -------------------- -------------------------
May 1, 2006
through May 31,
2006                      441               $17.99                  441                86,654
------------------ ---------------- -------------------- -------------------- -------------------------
June 1, 2006
through June 30,
2006                   31,780               $17.68               31,780                54,874
------------------ ---------------- -------------------- -------------------- -------------------------
  Total                32,221               $17.69               32,221                  N/A
------------------ ---------------- -------------------- -------------------- -------------------------


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

Item  4. Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of the Stockholders of the Corporation was held on April 19, 2006. The results of the vote on the matters presented at the meeting is as follows:


          1> The following individuals were elected as directors, each for a three-year term by the following vote:

                                    Votes For           Votes Withheld
                                    ---------           --------------
                Louis M. Jordan     1,282,112              224,387
                Dwight V. Neese     1,199,536              306,963
                Philip C. Wilkins   1,209,611              296,888

          2> The appointment of Elliott Davis, LLC, as auditors for the Corporation for the year ending December 31, 2006 was ratified by the stockholders by the following vote:

               For 1,497,638             Against 4,000           Abstain 4,861
                   ---------                     -----                   -----

          3> A vote was taken to approve the Provident Community Bancshares, Inc. 2006 Equity Incentive Plan and the vote was as follows:

               For 848,875               Against 268,946         Abstain 26,231
                   -------                       -------                 ------

Item  5. Other Information
         -----------------

                None

Item  6. Exhibits
         --------
         3(a)     Amended and Restated Certificate of Incorporation

         3(b)     Bylaws

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PROVIDENT COMMUNITY BANCSHARES, INC.
                      ------------------------------------
                                  (Registrant)

Date: August 8, 2006                                 By: /s/ Dwight V. Neese
      ---------------------                             --------------------
                                                          Dwight V. Neese, CEO


Date: August 8, 2006                                 By: /s/ Richard H. Flake
     ----------------------                              --------------------
                                                          Richard H. Flake, CFO