Form 10-Q
period 2006-09-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2006-11-07
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934

        For the quarterly period ended September 30, 2006

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

 Large accelerated filer      Accelerated filer      Non-accelerated filer X
                         ---                    ---                       ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes    No X
                                          ---

The Corporation had 1,838,906 shares, $0.01 par value, of common stock issued and outstanding as of October 26, 2006.

              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

Part I.   Financial Information                                            Page
          ---------------------                                            ----

          Item 1.  Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets as of September 30, 2006
           and December 31, 2005                                             3

          Consolidated Statements of Income for the three
           and nine months ended September 30, 2006 and 2005                 4

          Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2006 and 2005                          5

          Consolidated Statements of Shareholders' Equity for the
           nine months ended September 30, 2006 and 2005                     6

          Notes to Consolidated Financial Statements                        7-12

          Item 2. Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                              12-27

          Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                                      27-29

          Item 4. Controls and Procedures                                    29

Part II.  Other Information
          -----------------

          Item 1. Legal Proceedings                                          30

          Item 1A. Risk Factors                                              30

          Item 2. Unregistered Sales of Equity Securities and
          Use of Proceeds                                                    30

          Item 3. Defaults Upon Senior Securities                            31

          Item 4. Submission of Matters to a Vote of Security Holders        31

          Item 5. Other Information                                          31

          Item 6. Exhibits                                                   31

          Signatures                                                         32

                         Part 1. Financial Information
             PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                  (FORMERLY UNION FINANCIAL BANCSHARES, INC.)
                          CONSOLIDATED BALANCE SHEETS
              September 30, 2006 (unaudited) and December 31, 2005

                                                             September 30,       December 31,
ASSETS                                                          2006                2005
                                                           ----------------    ---------------
                                                                 (DOLLARS IN THOUSANDS)
Cash and due from banks                                    $      10,804       $         8,380
Investment and mortgage-backed securities
  Held to maturity                                                   3,187               3,204
  Available for sale                                               117,091             143,079
                                                           ----------------    ---------------
Total investment and mortgage-backed securities                    120,278             146,283
                                                           ----------------    ---------------
Loans, net                                                         217,429             192,577
Office properties and equipment, net                                 5,632               5,148
Federal Home Loan Bank Stock, at cost                                3,663               3,976
Federal Reserve Stock, at cost                                         539                 539
Accrued interest receivable                                          2,375               2,429
Intangible assets                                                    3,100               3,576
Cash surrender value of life insurance                               5,557               5,404
Other assets                                                         2,858               2,730
                                                           ----------------    ---------------
TOTAL ASSETS                                               $       372,235     $       371,042
                                                           ================    ===============
LIABILITIES

Deposits                                                   $       240,007     $       239,603
Advances from the Federal Home Loan Bank                            66,900              75,715
Securities sold under agreements to repurchase                      25,000              20,000
Floating rate junior subordinated deferrable interest
 debentures                                                         12,371               8,247
Accrued interest  payable                                              716                 520
Advances from borrowers for taxes and insurance                        213                  33
Other liabilities                                                    1,619               1,591
                                                           ----------------    ---------------
TOTAL LIABILITIES                                                  346,826             345,709
                                                           ----------------    ---------------
Commitments and contingencies-Note 4

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                --                 --
Common stock - $0.01 par value,
  authorized - 5,000,000 shares,
  issued and outstanding - 1,838,906 shares at
  9/30/06 and 1,905,897 at 12/31/05                                     20                  20
Additional paid-in capital                                          12,468              12,346
Accumulated other comprehensive loss                                  (717)               (612)
Retained earnings, substantially restricted                         18,301              16,916
Treasury stock, at cost                                             (4,663)             (3,337)
                                                           ----------------    ---------------
TOTAL SHAREHOLDERS' EQUITY                                          25,409              25,333
                                                           ----------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $       372,235     $       371,042
                                                           ================    ===============

See notes to consolidated financial statements.

             PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                  (FORMERLY UNION FINANCIAL BANCSHARES, INC.)
                       CONSOLIDATED STATEMENTS OF INCOME
      Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)

                                                               Three Months Ended                   Nine Months Ended
                                                       September 30,      September 30,      September 30,       September 30,
                                                           2006              2005               2006                2005
                                                     ----------------    ----------------   ----------------    ----------------
                                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE)
Interest Income:
  Loans                                              $          4,387    $          3,243   $         12,306    $          9,108
  Deposits and federal funds sold                                   9                  37                 38                 109
  Mortgage-backed securities                                      248                 305                808               1,050
  Interest and dividends on
   investment securities                                        1,374               1,319              4,062               3,756
                                                     ----------------    ----------------   ----------------    ----------------
Total Interest Income                                           6,018               4,904             17,214              14,023
                                                     ----------------    ----------------   ----------------    ----------------
Interest Expense:
  Deposit accounts                                              2,037               1,349              5,647               3,770
  Floating rate junior subordinated deferrable
   interest debentures                                            249                 150                596                 417
  Advances from the FHLB and other borrowings                   1,181                 827              3,084               2,308
                                                     ----------------    ----------------   ----------------    ----------------
Total Interest Expense                                          3,467               2,326              9,327               6,495
                                                     ----------------    ----------------   ----------------    ----------------
Net Interest Income                                             2,551               2,578              7,887               7,528
  Provision for loan losses                                        45                 220                355                 768
                                                     ----------------    ----------------   ----------------    ----------------
Net Interest Income After
   Provision for Loan Losses                                    2,506               2,358              7,532               6,760
                                                     ----------------    ----------------   ----------------    ----------------
Non-Interest Income:
  Fees for financial services                                     693                 667              2,055               1,856
  Other  fees, net                                                 24                  25                 88                  81
  Net gain (loss) on sale of investments                            3                  --                (10)                  5
                                                     ----------------    ----------------   ----------------
Total Non-Interest Income                                         720                 692              2,133               1,942
                                                     ----------------    ----------------   ----------------    ----------------

Non-Interest Expense:
  Compensation and employee benefits                            1,095               1,012              3,327               3,010
  Occupancy and equipment                                         465                 492              1,477               1,523
  Deposit insurance premiums                                        8                   8                 23                  24
  Professional services                                           107                  86                330                 276
  Advertising/public relations                                    118                  46                214                 106
  Loan operations                                                  30                 101                 60                 179
  Deposit premium intangible                                      159                 159                477                 477
  Items processing                                                 46                  49                145                 110
  Telephone                                                        38                  50                128                 135
  Other                                                           228                 167                673                 523
                                                     ----------------    ----------------   ----------------    ----------------
Total Non-Interest Expense                                      2,294               2,170              6,854               6,363
                                                     ----------------    ----------------   ----------------    ----------------

Income Before Income Taxes                                        932                 880              2,811               2,339
Income tax expense                                                281                 242                822                 613
                                                     ----------------    ----------------   ----------------    ----------------
Net Income                                           $            651   $             638   $          1,989    $          1,726
                                                     ================    ================   ================    ================
Basic Net Income Per Common Share                    $           0.35   $            0.33   $           1.06    $           0.90
                                                     ================    ================   ================    ================
Diluted Net Income Per Common Share                  $           0.35   $            0.33   $           1.05    $           0.88
                                                     ================    ================   ================    ================
Weighted Average Number of
  Common Shares Outstanding

Basic                                                       1,846,643           1,906,555          1,876,630           1,914,269

Diluted                                                     1,876,417           1,952,840          1,901,830           1,971,592


See notes to consolidated financial statements.

              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   (FORMERLY UNION FINANCIAL BANCSHARES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended September 30, 2006 and 2005 (unaudited)

                                                                   Nine Months Ended
                                                           September 30,       September 30,
                                                                2006                2005
                                                          -----------------   -----------------
                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                                       $1,989              $1,726
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                         355                 768
  Amortization of intangibles                                       477                 477
  Depreciation expense                                              456                 672
  Recognition of deferred income, net of costs                     (388)               (272)
  Deferral of fee income, net of costs                              407                 238
  (Gain) loss on investment transactions                             10                 (42)
  Changes in operating assets and liabilities:
   Decrease in accrued interest receivable                           54                 107
   Increase in other assets                                        (281)               (587)
   Increase in other liabilities                                    208               1,238
   Increase in accrued interest payable                             196                 173
                                                          -----------------   -----------------
Net cash provided by operating activities                         3,483               4,498
                                                          -----------------   -----------------
INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                            (9,218)            (49,746)
   Held to maturity                                                  --              (4,605)
Proceeds from sale of investment and mortgage-
 backed securities                                               18,257              10,911
Proceeds from maturity of investment and mortgage-
  backed securities:
   Available for sale                                            12,126              31,705
   Held to maturity                                                  --               3,000
Principal repayments on mortgage-backed securities:
   Available for sale                                             4,724               8,360
Net increase in loans                                           (25,226)            (11,075)
Purchase of FHLB stock                                               --                 (39)
Redemption of FHLB stock                                            313                  --
Purchase of office properties and equipment                        (940)               (185)
                                                          -----------------   -----------------
Net cash (used) provided by investing activities                     36             (11,674)
                                                          -----------------   -----------------
FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                         85                  78
Dividends paid in cash ($0.32 per share -2006
 and $0.30 per share - 2005)                                       (604)               (577)
Proceeds from the exercise of stock options                          37                  84
Share repurchase program                                         (1,326)             (1,349)
Proceeds from the issuance of trust preferred securities          4,124                  --
Decrease in other borrowings                                     (3,815)             (5,000)
Increase in deposit accounts                                        404              11,727
                                                          -----------------   -----------------
Net cash  (used) provided by financing activities                (1,095)              4,963
                                                          -----------------   -----------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                             2,424              (2,213)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                           8,380              13,197
                                                          -----------------   -----------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                               $10,804             $10,984
                                                          =================   =================
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                     $791              $1,652
  Interest                                                        9,131               6,292

Non-cash transactions:
  Loans foreclosed                                                 $188                 $54


See notes to consolidated financial statements.

              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   (FORMERLY UNION FINANCIAL BANCSHARES, INC.)
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
            Nine Months Ended September 30, 2006 and 2005 (unaudited)

                                                                             Retained       Accumulated
                                                               Additional     Earnings,        Other         Treasury     Total
                                                  Common Stock   Paid-in    Substantially    Comprehensive    Stock   Shareholders'
                                                Shares  Amount  Capital      Restricted     Income (loss)    At Cost      Equity
                                                ------  ------  -------      ----------     -------------    -------      ------
                                                               (Dollars in Thousands, Except Share Data)
BALANCE AT DECEMBER 31, 2004                 1,957,989   $20   $12,109       $15,221        $109             ($1,440)    $26,019

Net income                                                                     1,726                                       1,726

Other comprehensive income, net of tax
 Unrealized holding losses on securities
  available for sale arising during period,
  net of tax effect of $185                                                                 (450)                           (450)
 Reclassification adjustment for gains
  included in net income, net of tax of $2                                                     5                               5

  Comprehensive income                                                                                                     1,281

Stock option activity, net                      35,044              84                                                        84

Dividend reinvestment plan contributions         4,557              78                                                        78

Share repurchase program                       (81,108)   (1)                      1                     (1,349)          (1,349)

Cash dividend ($.30 per share)                                                  (577)                                       (577)
                                            ------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2005                1,916,482   $19   $12,271       $16,371       ($336)       ($2,789)         $25,536
                                            ====================================================================================
BALANCE AT DECEMBER 31, 2005                 1,905,897   $20   $12,346       $16,916       ($612)       ($3,337)         $25,333

Net income                                                                     1,989                                       1,989

Other comprehensive income, net of tax
  Unrealized holding losses on securities
   available for sale arising during period,
   net of tax effect of $386                                                                 (98)                            (98)
  Reclassification adjustment for losses
   included in net income, net of tax of $3                                                   (7)                             (7)

  Comprehensive income                                                                                                     1,084
Stock option activity, net                       2,203              37                                                        37

Dividend reinvestment plan contributions         4,864              85                                                        85

Share repurchase program                       (74,058)                                                  (1,326)          (1,326)

Cash dividend ($.32 per share)                                                  (604)                                       (604)
                                            ------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2006                1,838,906   $20   $12,468       $18,301       ($717)       ($4,663)         $25,409
                                            ====================================================================================

              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   (FORMERLY UNION FINANCIAL BANCSHARES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Presentation of Consolidated Financial Statements
     -------------------------------------------------

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the "Corporation" or "Provident") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publiclyaheld companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Corporation is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Corporation's financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force (EITF) relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial

Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, "Omnibus Opinion--1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Corporation does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Corporation has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.   Income Per Share
     ----------------

Basic income per share amounts for the three and nine months ended September 30, 2006 and 2005 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation for the nine months ended September 30, 2006 and 2005 were 25,200 and 57,323, respectively.

3.   Assets Pledged
      -------------

Approximately $65,858,000 and $83,170,000 of debt securities at September 30, 2006 and December 31, 2005, respectively, were pledged by Provident Community Bank, N.A. (the "Bank") as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.   Contingencies and Loan Commitments
     ----------------------------------

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at September 30, 2006 related to these items is summarized below:

          Loan Commitments:                                     Contract Amount

          Approved loan commitments                                 $ 2,545,000
          Unadvanced portions of loans and credit lines              45,787,000
                                                                     ----------
          Total loan commitments                                    $48,332,000
                                                                     ==========

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at September 30, 2006 consisted of fixed and adjustable rate loans at rates ranging from 6.5% to 8.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $110,052,000 at September 30, 2006. Of these lines, the outstanding loan balances totaled approximately $64,265,000.

5.   Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures
     ----------------------------------------------------------------------

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

--------------------------------------------------------------------------------------------------------------------
                                     Amount Outstanding                                                 Distribution
                                           at                     Prepayment                              Payment
                                       September 30,              Option Date        Maturity            Frequency
--------------------------------------------------------------------------------------------------------------------
      Name                        2006       2005     Rate
--------------------------------------------------------------------------------------------------------------------
Union Financial Statutory      $8,000,000 $8,000,000  8.99%    December 18, 2006   December 18, 2031      Quarterly
Trust I
--------------------------------------------------------------------------------------------------------------------
Provident Community             4,000,000     -       7.39%     October 1, 2011     October 1, 2036       Quarterly
Bancshares Capital Trust I
--------------------------------------------------------------------------------------------------------------------
          Total               $12,000,000

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

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                 2006           2005
                                                                            -----------------------------
Net income as reported                                                         $1,989          $1,726

Add: Stock-based employee compensation expense included in reported
     net income, net of related tax effects.                                       34              --
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
     effects                                                                      (34)           (144)
Pro forma net income including stock-based compensation cost based
 on fair-value method                                                          $1,989          $1,582
                                                                            ============   =============
Earnings per share:

  Basic--as reported                                                           $ 1.06          $ 0.90
                                                                            ============   =============
  Basic--pro forma                                                             $ 1.06          $ 0.83
                                                                            ============   =============
  Diluted--as reported                                                         $ 1.05          $ 0.88
                                                                            ============   =============
  Diluted--pro forma                                                           $ 1.05          $ 0.80
                                                                            ============   =============


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


Financial Condition
-------------------

Assets
------

Total assets of the Corporation increased $1,193,000, or 0.32%, to $372,235,000 at September 30, 2006 from $371,042,000 at December 31, 2005. Investments and mortgage-backed securities decreased approximately $26,005,000, or 17.78%, from December 31, 2005 to September 30, 2006, due to the sale and maturity of securities. Proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans.

Investment and Mortgage-backed Securities
-----------------------------------------

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

                              September 30, 2006       December 31, 2005
                             -------------------      ------------------
                              Fair     Amortized       Fair    Amortized
                              Cost       Value         Cost      Value
                             ------      ------       ------     ------
Municipal Securities         $3,187      $3,236       $3,204     $3,247
                             ======      ======       ======     ======

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

                                                 September 30, 2006        December 31, 2005
                                                 ------------------        -----------------
                                                  Fair     Amortized        Fair    Amortized
                                                  Cost       Value           Cost      Value
                                                 ------     ------         ------     ------
Investment Securities:
  U.S. Agency Obligations                       $70,474    $69,501        $84,631    $83,443
  Municipal Securities                           10,598     10,966         17,328     18,180
  Other                                          15,302     15,395         14,530     14,621
                                                 ------     ------         ------     ------
Total Investment Securities                      96,374     95,862        116,489    116,244
                                                 ------     ------         ------     ------
Mortgage-backed Securities:
  Fannie Mae                                     13,786     13,298         17,370     16,771
  Ginnie Mae                                         57         59             67         69
  Freddie Mac                                     3,390      3,398          4,572      4,579
  Collateralized Mortgage Obligations             4,586      4,474          5,523      5,416
                                                 ------     ------         ------     ------
Total Mortgage-backed Securities                 21,819     21,229         27,532     26,835
                                                 ------     ------         ------     ------
Total Available for Sale                       $118,193   $117,091       $144,021   $143,079
                                                 ======     ======         ======     ======

Loans
-----

Loans increased  $24,852,000,  or 12.90%, to $217,429,000 at September 30, 2006.
The Corporation continues to focus on consumer and commercial lending with specialized loan officers and products.

Loans receivable consisted of the following (in thousands):

                                                 September 30,   December 31,
                                                     2006           2005
                                                 -------------   ------------
Mortgage loans:
  Fixed rate residential                            $19,560         $23,859
  Adjustable-rate residential                         9,906          12,701
  Commercial real estate                             56,281          45,665
  Construction                                        6,655           4,842
                                                     ------          ------
Total mortgage loans                                 92,402          87,067
Commercial loans:
  Commercial non-real estate                         37,779          39,453
  Commercial lines of credit                         47,519          31,215
                                                     ------          ------
Total commercial loans                               85,298          70,668
                                                     ------          ------
Consumer loans:
  Home equity                                        16,374          16,427
  Consumer and installment                           28,991          23,067
  Consumer lines of credit                              372             382
                                                     ------          ------
Total consumer loans                                 45,737          39,876
                                                     ------          ------
Total loans                                         223,437         197,611
                                                     ------          ------
Less:
  Undisbursed portion of interim
   construction loans                                (2,842)         (1,980)
  Unamortized loan discount                            (631)           (764)
  Allowance for loan losses                          (2,615)         (2,394)
  Net deferred loan origination costs                    80             104
                                                     ------          ------
Total, net                                         $217,429        $192,577
                                                     ======          ======
Weighted-average interest rate of loans                7.99%           7.64%


Liabilities
-----------

Total liabilities increased $1,117,000, or 0.32%, to $346,826,000 at September 30, 2006 from $345,709,000 at December 31, 2005. Deposits increased $404,000, or
0.17%, to  $240,007,000 at September 30, 2006 from  $239,603,000 at December 31,
2005. The increase was due primarily to growth in lower cost demand accounts offset by a reduction in higher cost certificates of deposit accounts. The Corporation continues to target lower cost demand deposit accounts through media advertising.

Deposit accounts were as follows (in thousands):

                                                September 30, 2006                December 31, 2005
                                           --------------------------        -------------------------
                                             Rate      Balance     %           Rate     Balance     %
                                           --------    -------    ---        --------   -------    ---
Account Type
------------
NOW accounts:
 Commercial non-interest-bearing                --     $15,854    6.61%          --     $14,651    6.11%
 Non-commercial                               2.62%     52,380   21.82%         1.93%    51,447   21.47%
 Money market checking accounts               4.34%     14,818    6.17%         2.55%    14,414    6.02%
 Regular savings                              0.63%     15,447    6.44%         0.43%    16,733    6.98%
                                                       -------- --------                -------- --------
Total demand and savings deposits             2.33%     98,499   41.04%         1.50%    97,245   40.58%
                                                       -------- --------                -------- --------
Savings certificates:
 Up to 3.00%                                            23,867    9.94%                  55,105   23.00%
 3.01 %- 4.00%                                          27,904   11.63%                  56,033   23.38%
 4.01 %- 5.00%                                          43,985   18.33%                  23,862    9.96%
 5.01 %- 6.00%                                          39,994   16.66%                   2,720    1.13%
 6.01 %- 7.00%                                              23    0.01%                      23    0.02%
                                                       -------- --------                -------- --------
Total savings certificates                    3.66%    135,773   56.57%         2.75%   137,743   57.49%
                                                       -------- --------                -------- --------
Sweep accounts                                5.00%      5,735    2.39%         3.43%     4,615    1.93%
                                                       -------- --------                -------- --------
Total deposit accounts                        3.07%   $240,007  100.00%         2.57%  $239,603  100.00%
                                                       ======== ========                ======== ========

At September 30, 2006 and December 31, 2005, the Bank had $66,900,000 and $75,715,000, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):

                                                                       September 30, 2006     December 31, 2005
                                                                         Wtd Avg Rate           Wtd Avg Rate
                                                                       ------------------     -----------------
Contractual Maturity:
Within one year - fixed rate                                           $13,000      4.97%     $10,000     2.35%
Within one year - adjustable rate                                       30,400      5.45%      23,215     4.08%
After one but within three years - fixed rate                                -         -%       3,000     3.35%

After one but within three years - adjustable rate                      12,500      5.30%       5,000     3.79%
After three but within five years - adjustable rate                          -         -%       7,500     5.30%
Greater than five years - adjustable rate                               11,000      4.16%      27,000     4.24%
                                                                        ------                 ------

Total advances                                                         $66,900      5.12%     $75,715     3.98%
                                                                        ======                 ======

The Bank pledges as collateral for the advances its FHLB stock and investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances. Borrowings from the Federal Home Loan Bank (the "FHLB") decreased $8,815,000, or 11.64%, to $66,900,000 at September 30, 2006 from $75,715,000 at December 31, 2005.
Securities sold under agreement to repurchase increased $5,000,000 to $25,000,000 at September 30, 2006 from $20,000,000 at December 31, 2005. During this period, securities sold under agreement to repurchase provided a lower cost funding alternative to Federal Home Loan Bank advances. Borrowings were reduced with deposit growth and the proceeds from reductions in investments and mortgage-backed securities. In addition, on July 21, 2006, the Corporation completed a private placement of $4 million in trust preferred securities thereby increasing outstanding balances to $12 million at September 30, 2006 compared to $8 million at September 30, 2005.

Shareholders' Equity
--------------------

Shareholders' equity increased $76,000, or 0.30%, to $25,409,000 at September 30, 2006 from $25,333,000 at December 31, 2005 due to net income of $1,989,000 and $122,000 in additional paid-in capital due to stock option exercises and shares issued under the dividend reinvestment plan, offset by the repurchase of 74,058 shares at a cost of $1,326,000, dividend payments of $0.32 per share at a cost of $604,000 and a $105,000 increase in unrealized losses on securities available for sale.

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

At September 30, 2006, the Corporation's investment in marketable securities totaled $120,278,000, nearly all of which is available for sale. Approximately $65,858,000 and $83,170,000 of debt securities at September 30, 2006 and December 31, 2005, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Additionally, outstanding loan commitments (including commitments to fund credit lines) totaled $110,052,000 at September 30, 2006. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2006, totaled $104,004,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At September 30, 2006, the Corporation had outstanding $66,900,000 of FHLB borrowings and $25,000,000 of securities sold under agreements to repurchase. At September 30, 2006, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $19,000,000 and the ability to borrow an additional $10,000,000 from FHLB and secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of September 30, 2006, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

As of September 30, 2006, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

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

                                                September 30, 2006
                                                ------------------
                                          Actual          Regulatory Minimum     "Well Capitalized"
                                     ----------------     ------------------      ----------------
                                     Amount     Ratio     Amount       Ratio      Amount     Ratio
                                       $          %          $           %           $         %
                                     ------     -----     ------       -----      ------     -----
Leverage ratio
 Corporation                         31,734     8.61%     14,736        4.00%       n/a        n/a
 Bank                                33,669     9.19%     14,654        4.00%     18,317      5.00%

Tier 1 capital ratio
 Corporation                         31,734     12.40%    10,221        4.00%       n/a        n/a
 Bank                                33,669     13.18%    10,222        4.00%     15,332      6.00%

Total risk-based capital ratio
 Corporation                         37,641     14.71%    20,443        8.00%       n/a        n/a
 Bank                                36,284     14.20%    20,443        8.00%     25,553     10.00%

During fiscal 2003, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 98,000 shares, in fiscal 2004, by an additional 5%, or 95,000 shares in fiscal 2005 and by an additional 5%, or 92,000 shares in fiscal 2006. The shares are to be repurchased either through open market purchases or privately negotiated transactions, depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. During the nine months ended September 30, 2006, the Corporation repurchased 74,058 shares. As of September 30, 2006, the Corporation had repurchased a total of 265,611 shares under these authorizations and had 117,389 shares available for repurchase under these authorizations.

Off-Balance Sheet Risk
----------------------

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer's requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $110,052,000 at September 30, 2006. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

For the period ended September 30, 2006, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Results of operations for the three months ended September 30, 2006 and 2005
----------------------------------------------------------------------------

General
-------

Net income increased $13,000, or 2.04%, to $651,000 for the three months ended September 30, 2006 as compared to $638,000 for the same period in 2005 as an increase in non-interest income and a reduction in the provision for loan losses were partially offset by an increase in non-interest expense and a reduction in net interest income.

(dollars in thousands)

                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                            2006                                   2005
                                                            ----                                   ----
                                                  Average               Average        Average                 Average
                                                  Balance  Interest    Yield/Cost      Balance   Interest     Yield/Cost
                                                  -------  --------    ----------      -------   --------     ----------
Interest-earning assets:
Loans (1)                                       $212,063    $4,387        8.27%       $182,194     $3,243         7.12%
Mortgage-backed securities                        22,163       248        4.48%         31,065        305         3.93%
Investment securities                            103,582     1,318        5.09%        116,058      1,276         4.40%
Other interest-earning assets                      4,687        65        5.55%         10,663         80         3.00%
                                                 -------   --------    ----------      -------   --------     ----------
Total interest-earning assets                    342,495     6,018        7.03%        339,980      4,904         5.77%
                                                           --------    ==========                --------     ==========
Non-interest-earning assets                       28,890                                25,572
                                                 -------                               -------
Total assets                                    $371,385                              $365,552
                                                 =======                               -------
Interest-bearing liabilities:
Deposits                                         239,522     2,037        3.40%        233,504      1,349         2.31%
Floating rate junior subordinated
 deferrable interest debentures                   11,475       249        8.68%          8,247        150         7.28%
FHLB advances and other borrowings                93,407     1,181        5.06%         95,242        827         3.47%
                                                 -------   --------    ----------      -------   --------     ----------
Total interest-bearing liabilities               344,404     3,467        4.03%        336,993      2,326         2.76%
                                                           --------    ==========                --------     ==========
Non-interest-bearing liabilities                   2,626                                 2,168
                                                 -------                               -------
Total liabilities                                347,030                               339,161
Shareholders' equity                              24,355                                26,391
                                                 -------                               -------
Total liabilities and shareholders'
 equity                                         $371,385                              $365,552
                                                 =======                               =======
Net interest income/spread                                  $2,551        3.00%                    $2,578         3.01%
                                                           ========                              ========
Net yield on earning assets                                               2.98%                                   3.03%
(1) Average balances of loans include non-accrual loans.

Interest Income
---------------

Interest income increased $1,114,000, or 22.72%, to $6,018,000 for the three months ended September 30, 2006 as compared to the same period in 2005. Interest income on loans increased by 35.28%, or $1,144,000, to $4,387,000 for the three months ended September 30, 2006 from $3,243,000 for the three months ended September 30, 2005, due primarily to higher average rates due to increasing market interest rates along with a higher average balance of loans and our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $30,000, or 1.81%, for the three months ended September 30, 2006 to $1,631,000 from $1,661,000 during the same period in 2005 due to lower average balances offset by higher yields from higher market interest rates.

Interest Expense
----------------

Interest expense increased $1,141,000, or 49.05%, to $3,467,000 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Interest expense on deposit accounts increased $688,000, or 51.0%, to $2,037,000 for the three months ended September 30, 2006 from $1,349,000 during the same period in 2005 due to higher average balances and cost of deposits as a result of higher market rates. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings increased $354,000, or 42.81%, for the three months ended September 30, 2006 as compared to the same period in the previous year due to higher market interest rates. Interest expense on floating rate junior subordinated deferrable interest debentures increased $99,000, or 66.0%, to $249,000 for the three months ended September 30, 2006 from $150,000 during the same period in 2005 due to higher market interest rates. In addition, on July 21, 2006, the Corporation completed a private placement of $4 million in trust preferred securities thereby increasing outstanding balances to $12 million at September 30, 2006 compared to $8 million at September 30, 2005.

Provision for Loan Losses
-------------------------

During the three months ended September 30, 2006, the provision for loan losses was $45,000 as compared to $220,000 for the same period in the previous year with a decrease in classified loans and net charge-offs, partially offset by loan growth and an increase in nonperforming loans. Average classified loans decreased $1,985,000 from $4,599,000 at September 30, 2005 to $2,614,000 at
September 30, 2006. The decrease from the previous year was due to the prior year payoff for one commercial loan. Loans 30-89 days past due and still accruing was $3,899,000 at September 30, 2006 compared to $3,442,000 at September 30, 2005. During the three months ended September 30, 2006, bad debt charge-offs, net of recoveries, was $4,000 as compared to $89,000 for the same period in the previous year.

Non-Interest Income
-------------------

Total non-interest income increased $28,000, or 4.05%, to $720,000 for the three months ended September 30, 2006 from $692,000 for the same period in the previous year. Fees from financial services increased $26,000, or 3.9%, to $693,000 for the three months ended September 30, 2006 from $667,000 for the same period in the previous year. The increase was from an increase in transaction accounts along with higher loan fees from an increase in average outstanding loan balances.

Non-Interest Expense
--------------------

For the three months ended September 30, 2006, total non-interest expense increased $124,000, or 5.71%, to $2,294,000 from $2,170,000 for the same period in 2005. Compensation and employee benefits increased $83,000, or 8.20%, to $1,095,000 for the three months ended September 30, 2006 from $1,012,000 for the same period in 2005 due primarily to higher compensation and benefits costs for normal merit salary increases and additional staff due to the opening of a new banking center location in Simpsonville, South Carolina in March 2006. Occupancy and equipment expense decreased $27,000, or 5.49%, to $465,000 for the three months ended September 30, 2006 from $492,000 for the same period in 2005, due primarily to lower depreciation expense. Professional services expense increased $21,000, or 24.42%, to $107,000 for the three months ended September 30, 2006 from $86,000 for the same period in 2005, due to higher legal and audit fees. Advertising/public relations expense increased $72,000, or 156.52%, to $118,000 for the three months ended September 30, 2006 from $46,000 for the same period in 2005 due primarily to product and promotion expenses for the new banking center location and product promotion expenses for business checking accounts. Loan operations expense decreased $71,000, or 70.3%, to $30,000 for the three months ended September 30, 2006 from $101,000 for the same period in 2005, due to lower costs associated with loan foreclosures. Telephone expense decreased $12,000, or 24.0%, to $38,000 for the three months ended September 30, 2006 from $50,000 for the same period in 2005 due to new telephone contracts and vendor credits. Other expense increased $61,000, or 36.53%, to $228,000 for the three months ended September 30, 2006 from $167,000 for the same period in 2005 due to higher general operating expense from two new banking center openings.

Results of operations for the nine months ended September 30, 2006 and 2005
---------------------------------------------------------------------------

General
-------

Net income increased $263,000, or 15.24%, to $1,989,000 for the nine months ended September 30, 2006 as compared to $1,726,000 for the same period in 2005 as increases in net interest income and non-interest income and a reduction in the provision for loan losses were partially offset by an increase in non-interest expense.

Average Yields and Rates
------------------------
(dollars in thousands)

                                                                     Nine Months Ended September 30,
                                                                    --------------------------------
                                                            2006                                   2005
                                                            ----                                   ----
                                                  Average               Average        Average                 Average
                                                  Balance  Interest    Yield/Cost      Balance   Interest     Yield/Cost
                                                  -------  --------    ----------      -------   --------     ----------
Interest-earning assets:
Loans (1)                                       $205,247   $12,306          7.99%     $176,034     $9,108         6.90%
Mortgage-backed securities                        24,879       808          4.33%       34,390      1,050         4.07%
Investment securities                            109,554     3,927          4.78%      113,294      3,756         4.42%
Other interest-earning assets                      5,107       173          4.52%        7,576        109         1.92%
                                                 -------   --------    ----------      -------   --------     ----------
Total interest-earning assets                    344,787    17,214          6.66%      331,294     14,023         5.64%
                                                           --------    ==========                --------     ==========
Non-interest-earning assets                       26,734                                23,885
                                                 -------                               -------
Total assets                                    $371,521                              $355,179
                                                 =======                               =======
Interest-bearing liabilities:
Deposits                                         245,057     5,647          3.07%      228,972      3,770         2.20%
Floating rate junior subordinated
 deferrable interest debentures                    9,335       596          8.51%        8,247        417         6.74%
FHLB advances and other borrowings                89,741     3,084          4.58%       89,480      2,308         3.44%
                                                 -------   --------    ----------      -------   --------     ----------
Total interest-bearing liabilities               344,133     9,327          3.61%      326,699      6,495         2.65%
                                                           --------    ==========                --------     ==========
Non-interest-bearing liabilities                   2,319                                 3,012
                                                 -------                               -------
Total liabilities                                346,452                               329,711
Shareholders' equity                              25,069                                25,468
                                                 -------                               -------
Total liabilities and shareholders'
 equity                                         $371,521                              $355,179
                                                 =======                               =======
Net interest income/spread                                  $7,887          3.05%                  $7,528         2.99%
                                                           ========                              ========
Net yield on earning assets                                                 3.05%                                 3.03%

(1) Average balances of loans include non-accrual loans.

Interest Income
---------------

Interest income increased $3,191,000, or 22.76%, to $17,214,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. Interest income on loans increased by 35.11%, or $3,198,000, to $12,306,000 for the nine months ended September 30, 2006 from $9,108,000 for the nine months ended September 30, 2005, due primarily to a higher average rate due to increasing market interest rates along with our increased emphasis on commercial and consumer loan originations and a higher average balance of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $7,000, for the nine months ended September 30, 2006 to $4,908,000 from $4,915,000 during the same period in 2005 due to higher yields, from higher market interest rates, offset by lower average balances.

Interest Expense
----------------

Interest expense increased $2,832,000, or 43.60%, to $9,327,000 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Interest expense on deposit accounts increased $1,877,000, or 49.79%, to $5,647,000 for the nine months ended September 30, 2006 from $3,770,000 during the same period in 2005 due to higher averages balances and cost of deposits as a result of higher market rates. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. Interest expense on borrowings increased $776,000, or 33.62%, for the nine months ended September 30, 2006 as compared to the same period in the previous year due to higher market interest rates. Interest expense on floating rate junior subordinated deferrable interest debentures increased $179,000, or 42.93%, to $596,000 for the nine months ended September 30, 2006 from $417,000 during the same period in 2005 due to higher market interest rates. In addition, on July 21, 2006, the Corporation completed a private placement of $4 million in trust preferred securities thereby increasing outstanding balances to $12 million at September 30, 2006 compared to $8 million at September 30, 2005.

Provision for Loan Losses
-------------------------

During the nine months ended September 30, 2006, the provision for loan losses was $355,000 as compared to $768,000 for the same period in the previous year due to a decrease in classified loans and charge-offs, partially offset by loan growth and an increase in nonperforming loans. The provision also reflects the Corporation's continued movement from longer term, fixed rate residential mortgage loans to shorter term, floating rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Real estate acquired in foreclosure and loans classified as substandard and doubtful decreased $303,000 from $3,164,000 at December 31, 2005 to $2,861,000 at September 30, 2006. During
the nine months ended September 30, 2006, bad debt charge-offs, net of recoveries, was $134,000 as compared to $198,000 for the same period in the previous year. The Corporation's loan loss allowance at September 30, 2006 was approximately 1.20% of the Corporation's outstanding loan portfolio and 137.70% of non-performing loans compared to 1.23% of the Corporation's outstanding loan portfolio and 162.86% of non-performing loans at December 31, 2005.

The changes in the allowance for loan losses consisted of the following (in thousands):

        Balance at beginning of period                      $2,394
        Provision for loan losses                              355
        Charge-offs, net                                      (134)
                                                            ======
        Balance at end of period                            $2,615

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated (dollars in thousands):

                                       September 30, 2006      December 31, 2005
                                       ------------------      -----------------
Non-accruing loans which are
 contractually past due 90 days
 or more:

Real estate                                   $  367                  $   461
Commercial                                     1,029                      436
Consumer                                         331                      349
                                              ------                   ------
Total                                         $1,727                   $1,246
                                              ======                   ======
Percentage of loans receivable                  0.77%                    0.64%
                                              ------                   ------

Percentage of allowance for loan losses
 to total loans outstanding                     1.20%                    1.23%
                                              ------                   ------
Allowance for loan losses                     $2,615                   $2,394
                                              ======                   ======
Real estate acquired through
 foreclosure and repossessed assets           $  172                   $  224
                                              ------                   ------

Non-performing loans for the nine months ended September 30, 2006 increased $481,000 from December 31, 2005 due primarily to an increase in 3 delinquencies for commercial loans. Since the quarter end, approximately $300,000 of the commercial loans have been brought current. The allowance for loan loss calculation includes a segmentation of loan categories subdivided by residential mortgage, commercial and consumer loans. Each category is rated for all loans including performing groups. The weight assigned to each performing group is developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition to loan loss experience, management's evaluation of the loan portfolio includes the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends and economic conditions. Management evaluates the carrying value of loans periodically and the allowance for loan loss calculation will adjust accordingly.

Non-Interest Income
-------------------

Total non-interest income increased $191,000, or 9.84%, to $2,133,000 for the nine months ended September 30, 2006 from $1,942,000 for the same period in the previous year. Fees from financial services increased $199,000, or 10.72%, to $2,055,000 for the nine months ended September 30, 2006 from $1,856,000 for the same period in the previous year. The increase was due to higher service fees as a result of an increase in transaction accounts.

Non-Interest Expense
--------------------

For the nine months ended September 30, 2006, total non-interest expense increased $491,000, or 7.72%, to $6,854,000 from $6,363,000 for the same period in 2005. Compensation and employee benefits increased $317,000, or 10.53%, to $3,327,000 for the nine months ended September 30, 2006 from $3,010,000 for the same period in 2005 due primarily to higher compensation and benefits costs for normal merit salary increases and additional staff due to the opening of a new banking center location in Simpsonville, South Carolina in March 2006. Occupancy and equipment expense decreased $46,000, or 3.02%, to $1,477,000 for the nine months ended September 30, 2006 from $1,523,000 for the same period in 2005 due to primarily to lower depreciation expense. Professional services expense increased $54,000, or 19.57%, to $330,000 for the nine months ended September 30, 2006 from $276,000 for the same period in 2005 due to higher legal expenses primarily due to the changing the name of the holding company during the first quarter of 2006. Advertising/public relations expense increased $108,000, or 101.89%, to $214,000 for the nine months ended September 30, 2006 from $106,000 for the same period in 2005 due primarily to product and promotion expenses for the new banking center location and product promotion expenses for business checking accounts. Loan operations expense decreased $119,000, or 66.48%, to $60,000 for the nine months ended September 30, 2006 from $179,000 for the same period in 2005, due to lower costs associated with foreclosures. Items processing expense increased $35,000, or 31.82%, to $145,000 for the nine months ended September 30, 2006 from $135,000 for the same period in 2005 due to an increase in transaction accounts. Other expense increased $150,000, or 28.68%, to $673,000 for the nine months ended September 30, 2006 from $523,000 for the same period in 2005 due to higher loan expense from increased production and higher forms and supplies expense from two new banking center openings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

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

                                                      At                 At
                                                  September 30,     December 31,
Change in Rates (Basis Points)                       2006               2005
------------------------------                       ----               ----

     +200
                                                   +6.95%               +5.88%
     +100
                                                   +3.63%               +3.24%
     -100
                                                   -3.91%               -4.97%
     -200
                                                   -7.27%               -7.72%


The Corporation improved slightly in rising interest rate environments for the period ending September 30, 2006 as compared to the period ending December 31, 2005 due primarily to significant growth in prime based loan products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

The  following  table  provides  certain   information  with  regard  to  shares
repurchased by the Corporation during the third quarter of 2006.

                                                                            (c)
                                   (a)                                 Total Number of                 (d)
                                                     (b)             Shares Purchased            Maximum Number of
                             Total Number           Average         as part of Publicly         Shares that may
                              of Shares            Price Paid           Announced                be purchased under
   Period                     Purchased            per share             Programs                   Program
------------------          ---------------       -----------       -------------------         --------------------
July 1, 2006 through            10,243               $17.64               10,243                       44,631
July 31, 2006

August 1, 2006 through          18,963               $18.41               18,963                      117,668
August 31, 2006

September 1, 2006                  279               $18.10                  279                      117,389
through September 30, 2006

  Total                         29,485               $18.14               29,485                         N/A


In May 2005, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of the outstanding shares or 98,000 shares. In August 2006, the program was expanded by an additional 5% or 92,000 shares. The repurchase program will continue until it is completed or terminated by the Board of Directors.

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


                      PROVIDENT COMMUNITY BANCSHARES, INC.
                      ------------------------------------
                                  (Registrant)



Date: 11/07/2006                        By: /s/ Dwight V. Neese
      ----------                            -------------------
                                            Dwight V. Neese, CEO


Date: 11/07/2006                        By: /s/ Richard H. Flake
      ----------                            --------------------
                                            Richard H. Flake, CFO