Form 10-K
period 2006-12-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2007-03-21
CIK 926164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-5735

Provident Community Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	57-1001177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Celanese Road, Rock Hill, South Carolina	29732
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (803) 325-9400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

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

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked price on June 30, 2006, which is the last day of the registrant’s second fiscal quarter, was approximately $27,553,000 (1,574,459 shares at $17.50 per share). Solely for the purposes of this calculation it is assumed that directors and executive officers are affiliates of the registrant.

As of March 1, 2007, there were 1,828,496 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders (Part III).

PART I

Item 1.	Business

General

Provident Community Bancshares, Inc. (“Provident Community Bancshares”) is the bank holding company for Provident Community Bank, N.A. (the “Bank”). Provident Community Bancshares has no material assets or liabilities other than its investment in the Bank. Provident Community Bancshares’ business activity primarily consists of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. Provident Community Bancshares and the Bank are collectively referred to as the “Corporation” herein.

The Bank’s operations are conducted through its main office in Rock Hill, South Carolina and eight full-service banking centers, all of which are located in the upstate area of South Carolina. The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). In addition, Provident Community Bancshares is a bank holding company, subject to regulation by the Federal Reserve Board (the “FRB”).

On April 19, 2006, Union Financial Bancshares, Inc. changed its name to Provident Community Bancshares, Inc. On October 21, 2003, the Board of Directors of Provident Community Bancshares changed the fiscal year end of the Corporation from September 30 to December 31, effective December 31, 2003.

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

Competition

The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial and consumer loans. Its most direct competition for savings deposits historically has been derived from other commercial banks and thrift institutions located in and around Union, Laurens, Fairfield, Greenville and York Counties, South Carolina. As of June 30, 2006, according to information presented on the Federal Deposit Insurance Corporation’s website, the Corporation held 42.3% of the deposits in Union County, which was the largest share of deposits out of four financial institutions in the county. Additionally, the Corporation held 23.0% of the deposits in Fairfield County, which was the second largest out of four financial institutions in the county, 6.9% of the deposits in Laurens County, which was the sixth largest share of deposits out of eight financial institutions in the county and 1.9% of the deposits in York County, which was the ninth largest out of 13 financial institutions in that county. The Corporation’s Greenville County location was established in March 2006 and therefore, did not have a significant level of deposits. However, the Corporation competes with super-regional banks, such as Wachovia Bank and SunTrust, and large regional banks, such as First-Citizens Bank and Trust Company of South Carolina and Carolina First Bank. These competitors have substantially greater resources and lending limits than does the Corporation and offer services that the Corporation does not provide. The Bank faces additional significant competition for investor funds from money market instruments and mutual funds. It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. The Bank’s competition for real estate loans comes principally from other commercial banks, thrift institutions and mortgage banking companies.

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

Lending Activities

General. Set forth below is selected data relating to the composition of the Bank’s loan portfolio on the dates indicated (dollars in thousands).

	At December 31,						At September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$29,482	12.71%	$36,560	18.99%	$43,556	25.46%	$55,647	36.39%	$88,746	54.92%
Commercial	62,450	26.93	45,665	23.71	43,351	25.34	40,372	26.40	31,465	19.48
Construction loans	5,787	2.50	4,842	2.51	3,823	2.23	2,170	1.42	5,514	3.41

Total real estate loans	97,719	42.14	87,067	45.21	90,730	53.03	98,189	64.21	125,725	77.81
Consumer and installment loans	46,136	19.90	39,876	20.71	30,826	18.02	25,445	16.64	25,884	16.02
Commercial loans	93,562	40.35	70,668	36.70	54,796	32.02	33,859	22.14	16,100	9.96

Total loans	237,417	102.39	197,611	102.62	176,352	103.07	157,493	102.99	167,709	103.79

Less:
Undisbursed loans in process	(2,238)	(0.97)	(1,980)	(1.03)	(2,363)	(1.38)	(1,392)	(0.91)	(3,204)	(1.97)
Loan discount unamortized	(607)	(0.26)	(764)	(0.40)	(993)	(0.58)	(1,448)	(0.95)	(1,685)	(1.04)
Allowance for loan losses	(2,754)	(1.19)	(2,394)	(1.24)	(2,026)	(1.18)	(1,842)	(1.20)	(1,371)	(0.85)
Deferred loan fees	68	0.03	104	0.05	124	0.07	110	0.07	127	0.07

Net loans receivable	$231,886	100.00%	$192,577	100.00%	$171,094	100.00%	$152,921	100.00%	$161,576	100.00%

The following table sets forth, at December 31, 2006, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

	Due Within One Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Real estate loans:
Residential loans	$133	$1,455	$27,894	$29,482
Commercial loans	18,643	37,134	6,673	62,450
Construction loans (1)	5,787	—	—	5,787
Consumer and installment loans	4,418	21,823	19,895	46,136
Commercial loans	50,616	35,561	7,385	93,562

Total	$79,597	$95,973	$61,847	$237,417

(1)	Includes construction/permanent loans.

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

The following table sets forth, at December 31, 2006, the dollar amount of loans due after December 31, 2007 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

	Fixed	Adjustable	Total
Real estate loans:
Residential loans	$19,061	$10,288	$29,349
Commercial loans	24,394	19,413	43,807
Consumer and installment loans	22,944	18,774	41,718
Commercial loans	15,078	27,868	42,946

Total	$81,477	$76,343	$157,820

Real Estate Loans. The Bank originates residential mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. At December 31, 2006, approximately $29.5 million, or 12.7% of the Corporation’s net loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal, excluding construction loans).

Office of the Comptroller of the Currency regulations limit the amount that national banks may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Federal regulations permit a maximum loan-to-value ratio of 100% for one-to four-family dwellings and 85% for all other real estate loans. The Bank’s lending policies, however, limit the maximum loan-to-value ratio on one-to four-family real estate mortgage loans to 80% of the lesser of the appraised value or the purchase price. Any single-family loan made in excess of an 80% loan-to-value ratio and any commercial real estate loan in excess of a 75% loan-to-value ratio is required to have private mortgage insurance or additional collateral. In the past, the Bank has originated some commercial real estate loans in excess of a 75% loan-to-value ratio without private mortgage insurance or additional collateral.

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

The Bank offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Bank’s marketplace, only a small percentage of residential loans are adjustable-rate mortgage loans (“ARMs”). The Bank offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At December 31, 2006, the Bank had approximately $10.3 million of ARMs, or 4.4% of the Bank’s total loans receivable. At December 31, 2006, 8.3% of the Bank’s loan portfolio consisted of long-term, fixed-rate residential real estate loans.

Net interest income depends to a large extent on how successful the Bank is in “matching” interest-earning assets and interest-bearing liabilities. The Corporation has taken steps to reduce its exposure to rising interest rates. For a discussion of these steps, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commercial real estate loans constituted approximately $62.5 million, or 26.9%, of the Bank’s net loan portfolio at December 31, 2006. Commercial real estate loans consist of permanent loans secured by multi-family loans, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans are originated and purchased for inclusion in the Bank’s portfolio. These loans generally have 20 to 30-year amortization schedules and are callable or have balloon payments after five years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

Loans secured by multi-family and commercial real estate properties may involve greater risk than single-family residential loans. Such loans generally are substantially larger than single-family residential loans. Further, the payment experience on loans secured by commercial properties typically depends on the successful operation of the properties, and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Our largest commercial loan relationship was a $5.1 million loan secured by commercial real estate including land and buildings located in Rock Hill, South Carolina. This loan was performing according to its original terms at December 31, 2006.

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

At December 31, 2006, the Bank had approximately $5.8 million outstanding in construction loans, including approximately $2.2 million in undisbursed proceeds. Substantially all of these loans were secured by one- to four-family residences.

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

Commercial Loans. Commercial business loans are made primarily in our market area to small businesses through our branch network. Each county location of the branch network has an experienced commercial lender that is responsible for the generation of this product. In selective cases, we will enter into a loan participation within our market area to purchase a portion of a commercial loan that meets the Bank’s underwriting criteria. We offer secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal and are payable on loans not in default, subject to annual review and renewal. When making commercial loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral. Commercial loans generally are secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and generally are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.

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

Loan Solicitation and Processing. Loan originations come from walk-in customers, sales and solicitations from loan officers and loan participations. The Bank utilizes various officers and loan committees for the approval of real estate loans. The Board of Directors has appointed a Board Loan Committee comprised of two members elected annually from the Board of Directors and four senior executive officers of the Bank. A quorum of three members, including at least one Board member, is required for any action. This Committee has the authority to approve all secured and unsecured loan requests with the exception of a single loan request exceeding $3,000,000, which requires approval of the entire Board of Directors.

Loan Originations, Purchases and Sales. During fiscal 2001, we phased out broker loan purchases and originations and reduced our mortgage lending operations to provide an increased capital allocation for consumer and commercial lending. Consequently, the Bank did not securitize any loans in either the 2006, 2005 or 2004 fiscal years. The Bank does not have any current plans to sell a large volume of loans, other than fixed-rate mortgage loans it originates through its retail branch network. The Bank purchases participation interests in loans originated by other institutions. The Bank had total purchases of participation interests of $22.1 million in fiscal 2006. These participation interests are primarily on commercial properties and carry either a fixed or adjustable interest rate. The Bank performs its own underwriting analysis on each of its participation interests before purchasing such loans and therefore believes there is no greater risk of default on these obligations. However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates, including any annual financial statements provided by a borrower. Additionally, the Bank receives periodic updates on the loan from the lead lender.

The following table sets forth the Bank’s loan origination activity for the periods indicated (in thousands):

	Year Ended December 31,
	2006	2005	2004
Loans originated:
Real estate loans:
Residential loans	$6,644	$5,415	$6,025
Construction loans	945	1,401	1,411

Total mortgage loans originated	7,589	6,816	7,436

Consumer and installment loans	18,371	17,039	15,166
Commercial loans	57,353	56,469	43,121

Total loans originated	$83,313	$80,324	$65,723

Loan participations purchased	$22,085	$7,987	$7,798
Loan participations sold	$970	$6,000	$1,500

Problem Assets. The Bank determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

A loan is impaired when it is probable, based on current information, the Corporation will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and generally does not constitute an impaired loan. However, management reviews each past due loan on a loan-by-loan basis and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. A loan is classified as non-accrual at the time management believes that the collection of interest is improbable, generally when a loan becomes 90 days past due. The Bank’s policy for charge-off of impaired loans is on a loan-by-loan basis. At the time management believes the collection of interest and principal is remote, the loan is charged off. It is our policy to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less selling costs. Any subsequent write-down of the property is charged to income.

At December 31, 2006 and December 31, 2005, $113,000 and $127,000, respectively, were classified within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15. Non-performing assets were $1.4 million and $1.5 million at December 31, 2006 and December 31, 2005, respectively.

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated (dollars in thousands).

	At December 31,			At September 30,
	2006	2005	2004	2003	2002
Loans accounted for on a non-accrual basis:
Real estate	$459	$461	$217	$408	$916
Commercial	631	436	142	2,437	524
Consumer	205	349	391	209	426

Total	1,295	1,246	750	3,054	1,866

Accruing loans which are contractually past due 90 days or more	—	—	—	—	—
Real estate owned, net	148	224	364	652	356

Total non-performing assets	$1,443	$1,470	$1,114	$3,706	$2,222

Percentage of non-performing assets to loans receivable net	0.62%	0.76%	0.65%	2.42%	1.37%

Interest income that would have been recorded for the year ended December 31, 2006 had non-accruing loans been current in accordance with their original terms amounted to approximately $117,000. There was no interest included in interest income on such loans for the year ended December 31, 2006.

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

The provision for loan loss calculation includes a segmentation of loan categories subdivided by residential mortgage, commercial and consumer loans. Each category is rated for all loans including performing groups. The weights assigned to each performing group are developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition, as the amount of loans in each category increases and decreases, the provision for loan loss calculation adjusts accordingly.

While we believe that we have established the existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request the Bank to increase significantly the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may affect adversely the Corporation’s financial condition and results of operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements for information concerning the Bank’s provision and allowance for possible loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated (dollars in thousands):

	For the Year Ended December 31,			Three Months Ended December 31,	For the Year Ended September 30,
	2006	2005	2004	2003	2003	2002
Balance at beginning of year	$2,394	$2,026	$2,383	$1,842	$1,371	$1,080

Loans charged off:
Real estate	(25)	(75)	(62)	(47)	(255)	(127)
Commercial	(141)	(302)	(1,740)	(154)	(11)	(542)
Consumer	(74)	(195)	(40)	(39)	(65)	(82)

Total charge-offs	(240)	(572)	(1,842)	(240)	(331)	(751)

Recoveries:
Real estate	44	35	22	1	31	36
Commercial	66	26	192	51	6	—
Consumer	20	10	21	4	40	16

Total recoveries	130	71	235	56	77	52

Net charge-offs	(110)	(501)	(1,607)	(184)	(254)	(699)

Provision for loan losses (1)	470	869	1,250	725	725	990

Balance at end of year	$2,754	$2,394	$2,026	$2,383	$1,842	$1,371

Ratio of net charge-offs to average gross loans outstanding during the period	0.05%	0.27%	0.91%	0.12%	0.16%	0.42%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

The Bank experienced bad debt charge-offs, net of recoveries, of approximately $110,000 in fiscal 2006 compared to $501,000 for fiscal 2005. The loan charge-offs for the previous year included approximately $304,000 from one commercial loan that was written down to collateral value. The allowance for loan losses to total loans ratio at the end of fiscal 2006 was 1.17% compared to 1.23% at the end of fiscal 2005.

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

	At December 31,						At September 30,
	2006		2005		2004		2003		2002
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Real estate	$993	41.16%	$975	44.06%	$984	51.45%	$1,078	62.34%	$957	74.97%
Commercial	956	39.41	447	20.18	335	17.48	280	16.16	197	15.43
Consumer	471	19.43	792	35.76	594	31.07	372	21.50	122	9.60
Unallocated	334	N/A	180	N/A	113	N/A	112	N/A	95	N/A

Total allowance for loan losses	$2,754	100.00%	$2,394	100.00%	$2,026	100.00%	$1,842	100.00%	$1,371	100.00%

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

The following tables set forth the number and amount of classified loans at December 31, 2006 (dollars in thousands):

	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Real estate	—	$—	—	$—	14	$743	5	$339
Commercial	—	—	—	—	18	1,124	7	4,439
Consumer	—	—	—	—	14	264	—	—

Total	—	$—	—	$—	46	$2,131	12	$4,778

Investment Activities

The following table sets forth the Corporation’s investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

	At December 31,
	2006		2005		2004
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Available for sale:
Investment securities:
U.S. Agency obligations	$500	0.42%	$507	0.35%	$533	0.38%
Government Sponsored Enterprises	72,638	61.04	82,936	57.97	71,015	50.05
Municipal securities	10,970	9.22	18,180	12.71	20,544	14.48
Other	14,644	12.31	14,621	10.22	10,876	7.67

Total investment securities	98,752	82.99	116,244	81.25	102,968	72.58

Mortgage-backed and related securities	20,251	17.01	26,835	18.75	38,896	27.42

Total	$119,003	100.00%	$143,079	100.00%	$141,864	100.00%

	At December 31,
	2006		2005		2004
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Held to maturity:
Municipal securities	$3,182	100.00%	$3,204	100.00%	$1,630	100.00%

The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to thirty years. The Corporation decreased its level of investment securities from the previous year as proceeds from the sale and maturation of investment securities were used to fund growth in higher-yielding loans.

The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations (“CMOs”) issued by U.S. government agencies or corporations. While these securities possess minimal credit risk due to the Federal guarantee of collection on the underlying mortgages, they possess liquidity and interest rate risk. The amortized cost of the CMOs at December 31, 2006 was approximately $4.4 million with a fair value of $4.3 million. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

The following table sets forth at amortized cost (held to maturity) and market value (available for sale) the maturities and weighted average yields* of the Corporation’s investment and mortgage-backed securities portfolio at December 31, 2006 (dollars in thousands):

	Amount Due or Repricing within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for Sale:
Investment securities:
U.S. Agency obligations	$—	—%	$—	—%	$15	8.07%	$485	5.62%	$500	5.69%
Government Sponsored Enterprises(1)	31,126	4.29	21,809	4.81	19,703	5.80	—	—	72,638	4.86
Municipal securities	—	—	362	4.97	1,046	4.12	9,563	4.83	10,970	4.77
Corporate securities	9,691	6.77	2,964	5.24	—	—	1,988	7.00	14,644	6.49

Total investment securities	40,817	4.88	25,135	4.87	20,764	5.71	12,036	5.22	98,752	5.09
Mortgage-backed and related securities	6,048	5.26	529	5.84	1,065	5.42	12,609	4.40	20,251	4.75

Total available for sale	46,865	4.93	25,664	4.89	21,829	5.70	24,645	4.80	119,003	5.03

Held to Maturity:
Municipal securities	$—	—%	$—	—%	$—	—%	$3,182	4.12%	$3,182	4.12%

(1)	The following GSE issuers exceed 10% of shareholder’s equity at 12/31/06.

Issuer	Book Value	Market Value
Federal Home Loan Bank (FHLB)	$43,279	$42,595
Freddie Mac (FHLMC)	22,157	22,009
Fannie Mae (FNMA)	8,075	8,034

	$73,511	$72,638

*	The weighted average yield is based upon the cost value and the total income received of the instrument.

At December 31, 2006, approximately $6.1 million of mortgage-backed securities were adjustable-rate securities.

Deposits and Borrowings

General deposits are the major source of our funds for lending and other investment purposes. In addition to deposits, we derive funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be influenced significantly by general market interest rates and money market conditions. During 2006, the Bank experienced a net increase in deposits of approximately $13.5 million due to various deposit promotion programs with continued emphasis on increasing core deposits. The Bank borrowed funds and decreased its level of investment securities to support the remaining growth experienced in fiscal 2006.

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

We adjust the interest rates offered on our deposit accounts as necessary so as to remain competitive with other financial institutions in Union, Laurens, York, Greenville and Fairfield Counties in South Carolina.

The following table sets forth the time deposits of the Bank classified by rates as of the dates indicated (in thousands):

	At December 31,
	2006	2005	2004
Up to 2.0%	$1,909	$24,568	$58,034
2.01% to 4.0%	37,139	86,570	68,942
4.01% to 6.0%	111,029	26,582	16,089
6.01% to 8.0%	25	23	495

Total time deposits	$150,102	$137,743	$143,560

The following table sets forth the maturities of time deposits at December 31, 2006 (in thousands):

Amount
Within three months	$26,020
After three months but within six months	28,619
After six months but within one year	57,508
After one year but within three years	35,174
After three years but within five years	2,781
After five years but within ten years	—

Total	$150,102

Certificates of deposit with maturities of less than one year increased to $112.1 million at December 31, 2006 from $103.9 million at December 31, 2005. Historically, we have been able to retain a significant amount of deposits as they mature. In addition, we believe that we can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2006 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Amount
Three months or less	$9,105
Over three through six months	10,014
Over six months through twelve months	20,129
Over twelve months	13,294

Total jumbo certificates	$52,542

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

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

	At December 31,
	2006	2005	2004
Balance outstanding at end of period:
FHLB advances	$70,000	$75,715	$63,500
Other borrowings	40,905	32,862	36,145
Weighted average rate paid on:
FHLB advances	4.81%	3.98%	3.42%
Other borrowings	5.44%	3.62%	2.98%

	At December 31,
	2006	2005	2004
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$81,500	$75,715	$76,500
Other borrowings	47,413	41,228	43,633
Approximate average borrowings outstanding:
FHLB advances	59,481	77,854	76,997
Other borrowings	43,553	35,618	37,575
Approximate weighted average rate paid on:
FHLB advances	5.06%	3.13%	2.89%
Other borrowings	5.72%	4.03%	3.05%

At December 31, 2006, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $17.3 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option. At December 31, 2006, the Bank had unused lines of credit for longer term advances totaling $21.4 million.

Subsidiary Activities

Under OCC regulations, the Bank generally may invest in operating subsidiaries, which may engage in activities permissible for the Bank itself. The Bank currently holds Provident Financial Services, Inc. as a non-active subsidiary.

Provident Community Bancshares maintains two subsidiaries other than the Bank. In fiscal year 2006, Provident Community Bancshares Capital Trust I and Capital Trust II were established as capital trusts under Delaware law for the purpose of issuing trust preferred securities. Provident Community Bancshares Capital Trust I issued trust preferred securities on July 21, 2006 while Capital Trust II issued trust preferred securities on December 15, 2006.

Employees

The Corporation has 72 full-time employees and 11 part-time employees. None of the employees are represented by a collective bargaining unit. We believe that relations with our employees are excellent.

REGULATION AND SUPERVISION

General

Provident Community Bancshares, which is a bank holding company, is required to file certain reports with the Federal Reserve Board and otherwise comply with the Bank Holding Company Act of 1956, as amended (“BHCA”) and the rules and regulations promulgated thereunder.

The Bank, as a national bank, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other institutions. The OCC and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. Many aspects of the Bank’s operations are regulated by federal law including allowable activities, reserves against deposits, branching, mergers and investments. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OCC, the FDIC, or Congress, could have a material adverse impact on Provident Community Bancshares or the Bank and their operations.

Certain regulatory requirements applicable to the Bank and Provident Community Bancshares are referred to below or elsewhere herein. This description of statutory provisions and regulations applicable to national banks and their holding companies does not purport to be a complete description of such statutes and regulations and their effects on the Bank and Provident Community Bancshares.

Holding Company Regulation

Federal Regulation. As a bank holding company, Provident Community Bancshares is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. Provident Community Bancshares is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval is also required for Provident Community Bancshares to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, Provident Community Bancshares would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies and banks involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies have authority under the BHCA to acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required from other agencies having supervisory jurisdiction over the banks to be acquired.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank. See “Capital Requirements.” Provident Community Bancshares’ total and Tier 1 capital exceed these requirements.

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

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Furthermore, the FRB has authority to prohibit a bank holding company from paying a capital distribution where a subsidiary bank is undercapitalized. These regulatory policies could affect the ability of Provident Community Bancshares to pay dividends or otherwise engage in capital distributions.

The FRB has general authority to enforce the BHCA as to Provident Community Bancshares and may require a bank holding company to cease any activity or terminate control of any subsidiary engaged in an activity that the FRB believes constitutes a serious risk to the safety, soundness or stability of its bank subsidiaries.

Provident Community Bancshares and its subsidiaries will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and money markets, it is impossible for the management of Provident

Community Bancshares accurately to predict future changes in monetary policy or the effect of such changes on the business or financial condition of Provident Community Bancshares or the Bank.

Acquisition of Provident Community Bancshares

Federal Regulation. Federal law requires that a notice be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of Provident Community Bancshares’ outstanding voting stock, unless the FRB has found that the acquisition will not result in a change in control of Provident Community Bancshares. The FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.

Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain “control” of Provident Community Bancshares within the meaning of the BHCA. “Control” generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of Provident Community Bancshares or the ability to control in any manner the election of a majority of Provident Community Bancshares’ directors. An existing bank holding company would be required to obtain the FRB’s prior approval under the BHCA before acquiring more than 5% of Provident Community Bancshares’ voting stock. See “Holding Company Regulation.”

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank. Provident Community Bancshares’ total and Tier 1 capital exceed these requirements.

Both the OCC and the FRB have the discretion to establish higher capital requirements on a case-by-case basis where deemed appropriate in the circumstances of a particular bank or bank holding company.

At December 31, 2006, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. Under the prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the bank’s total assets or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to be approximately $180,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. National banks are subject to limits on the amount that they may lend to single borrowers. Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital). An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2006, the Bank’s limit on loans to one borrower was $5.5 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $5.1 million.

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

Transactions with Related Parties. The authority of a depository institution to engage in transactions with related parties or “affiliates” (e.g., any company that controls or is under common control with an institution, including, in this case, Provident Community Bancshares) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the depository institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the depository institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

The authority of the Bank to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and are not to involve more than the normal risk of repayment. There is an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution’s capital position and requires certain board approval procedures to be followed.

Enforcement. The OCC has primary enforcement responsibility over national banks and has the authority to bring actions against such banks and all institution-affiliated parties, including directors, officers, stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that it take enforcement action with respect to a national bank. If action is not taken by the agency, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations. The FRB has generally similar enforcement authority with respect to Provident Community Bancshares. Neither Provident Community Bancshares nor the Bank are under any enforcement action.

Assessments. National banks are required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the national bank’s (including consolidated subsidiaries) total balance sheet assets and financial condition. The OCC assessments paid by the Bank for the fiscal year ended December 31, 2006 totaled $30,000.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $45.8 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $45.8 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2006 of $4.0 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

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

At December 31, 2006, 26.9% of our loan portfolio consisted of commercial real estate loans and 40.5% of our loan portfolio consisted of commercial business loans. We have increased our emphasis on these types of loans since we converted to a national bank charter in July 2003. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The unseasoned nature of a significant portion of our commercial loan portfolio may result in errors in judging its collectibility, which may lead to additional loan charge-offs and provisions for loan losses, which would hurt our profits.

Our commercial loan portfolio, which includes loans secured by commercial real estate as well as business assets, has increased from $47.6 million, or 29.4% of total loans, at September 30, 2002 to $156.1 million, or 67.3% of total loans, at December 31, 2006. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern with which to judge future collectibility. These loans have also not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis that those incurred with our residential mortgage loan portfolio.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We opened a banking center in Simpsonville in March 2006 and a second banking center in Rock Hill in October 2006. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale.

Our market area limits our growth potential.

Some of our offices are located in areas that have experienced population and economic decline. Thus, our ability to originate loans and grow deposits in these areas may be limited. To counter this, we have attempted to expand our operations into communities that are experiencing population growth and economic expansion. This was the impetus for the opening of our banking centers in Rock Hill in York County and Simpsonville in Greenville County and the relocation of our main office to Rock Hill. However, we can provide no assurance that we will be able to successfully enter new markets with similar growth potential. If we are unable to do so, our ability to grow our business and our earnings will be restricted.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the Federal Deposit Insurance Corporation, as of June 30, 2006, we held 8.9% of the deposits in Fairfield, Laurens, Union and York Counties, in South Carolina, which was the third largest market share of deposits out of the 17 financial institutions that held deposits in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Certain interest rate movements may hurt our earnings and asset value.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. Although this “flattening” of the market yield curve has not had a negative impact on our interest rate spread and net interest margin to date, if short-term interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

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

With most of our loans concentrated in northwestern South Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

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

Although our common stock trades on Nasdaq Global Market, it has not been regularly traded. We cannot predict whether a more active trading market in our common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

The Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, its chartering authority and federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Provident Community Bancshares is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Bank. The regulation and supervision by the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in Provident Community Bancshares common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

The Corporation owns two banking offices and an operations center in Union, South Carolina, two banking offices in Winnsboro, South Carolina, two banking offices in Rock Hill, South Carolina and a banking office in each of Laurens, Jonesville and Simponville, South Carolina. The net book value of the Corporation’s investment in premises and equipment totaled approximately $5.7 million at December 31, 2006. See Note 4 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

Item 3.	Legal Proceedings

Neither Provident Community Bancshares nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business wherein it enforces the Bank’s security interest in mortgage loans the Bank has made.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Provident Community Bancshares, Inc.’s common stock is listed on the Nasdaq Global Market under the symbol PCBS. As of March 1, 2007, there were 710 shareholders of record and 1,828,496 shares of common stock issued and outstanding.

The following table contains the range of high and low sales prices of Provident Community Bancshares’s common stock as reported by the Nasdaq Global Market and per share dividend as declared during each quarter of the last two calendar years.

Calendar Year 2006	High	Low	Dividend
Fourth Quarter	$19.42	$18.05	$.11
Third Quarter	$18.83	$16.86	$.11
Second Quarter	$18.13	$16.90	$.11
First Quarter	$18.34	$16.50	$.10

Calendar Year 2005	High	Low	Dividend
Fourth Quarter	$19.00	$16.92	$.10
Third Quarter	$18.25	$16.75	$.10
Second Quarter	$17.50	$16.17	$.10
First Quarter	$18.30	$16.50	$.10

Provident Community Bancshares is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of Provident Community Bancshares (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current year and the immediately preceding fiscal year. See Note 16 to the Consolidated Financial Statements for information regarding certain limitations imposed on the Bank’s ability to pay cash dividends to the holding company.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Corporation’s common stock with the cumulative total return on the Nasdaq Index (U.S. Companies) and with the SNL < $500M Bank Index. Total return assumes the reinvestment of all dividends. The graph assumes $100 was invested at the close of business on December 31, 2001.

	Period Ended
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Provident Community Bancshares, Inc.	100.00	132.81	168.70	185.59	181.70	209.95
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL <$500M Bank Index	100.00	128.07	186.94	215.79	228.47	240.01

Purchases of Equity Securities By Issuer

The following table provides certain information with regard to shares repurchased by the Corporation in the 4th Quarter of Fiscal 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	81	$18.09	81	117,308
November 1, 2006 through November 30, 2006	7,625	18.75	7,625	109,683
December 1, 2006 through December 31, 2006	2,824	19.07	2,824	106,859

Total	10,530	$18.83	10,530

(1)	In May 2005, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of the outstanding shares or 98,000 shares. In August 2006, the program was expanded by an additional 5% or 92,000 shares. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 6.	Selected Financial Data

	SELECTED FINANCIAL AND OTHER DATA
	Years Ended December 31,			Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2004	2003	2003	2002
Operations Data:
Interest income	$23,491	$19,213	$16,952	$3,787	$16,924	$18,361
Interest expense	(12,967)	(8,970)	(7,246)	(2,305)	(8,702)	(9,775)

Net interest income	10,524	10,243	9,706	1,482	8,222	8,586
Provision for loan losses	(470)	(869)	(1,250)	(725)	(725)	(990)

Net interest income after provision for loan losses	10,054	9,374	8,456	757	7,497	7,596
Other income (expense)	2,876	2,543	2,561	(283)	2,533	1,308
Other expense	(9,178)	(8,537)	(8,140)	(2,326)	(7,600)	(6,602)

Income (loss) before income taxes	3,752	3,380	2,877	(1,852)	2,430	2,302
Income tax (expense) benefit	(949)	(914)	(721)	642	(571)	(558)

Net income (loss)	$2,803	$2,466	$2,156	($1,210)	$1,859	$1,744

Net income (loss) per common share (Basic)	$1.50	$1.29	$1.10	($0.62)	$0.95	$0.90
Net income (loss) per common share (Diluted)	$1.48	$1.26	$1.05	($0.62)	$0.90	$0.86
Dividends paid per common stock	$0.43	$0.40	$0.40	$0.10	$0.40	$0.40
Weighted average number of common shares outstanding (Basic)	1,865,951	1,914,357	1,957,760	1,967,217	1,963,775	1,939,084
Weighted average number of common shares outstanding (Diluted)	1,893,203	1,962,920	2,044,137	1,967,217	2,056,579	2,030,040

	At December 31,				At September 30,
	2006	2005	2004	2003	2003	2002
	(Dollars In Thousands)
Financial Condition:
Total amount of:
Assets	$387,630	$371,042	$351,598	$331,884	$341,704	$310,968
Cash and due from banks	9,124	8,380	13,197	28,702	3,290	7,385
Securities	122,185	146,283	143,494	123,789	157,438	117,633
Loans (net)	231,886	192,577	171,094	154,501	152,921	161,576
Deposits	248,440	234,988	223,691	212,716	212,693	198,784
Advances from Federal Home Loan Bank and other borrowings	70,000	75,715	63,500	68,500	74,000	57,000
Securities sold under agreement to repurchase	28,533	24,615	27,898	15,415	18,539	18,519
Floating rate junior subordinated deferrable interest debentures	12,372	8,247	8,247	—	—	—
Corporate obligated floating rate capital securities	—	—	—	8,000	8,000	8,000
Shareholders’ equity	25,967	25,333	26,019	25,507	26,216	27,198

	Years Ended December 31,			Years Ended September 30,
	2006	2005	2004	2003	2002
Other Selected Data:
Average interest rate spread	2.98%	2.98%	2.94%	2.56%	2.97%
Net interest margin	3.01	3.02	2.96	2.63	3.08
Return on average assets	0.75	0.68	0.61	0.55	0.59
Return on average shareholders’ equity	11.19	9.68	8.40	6.64	7.06
Dividend payout ratio	28.79	31.26	36.32	42.29	44.55
Operating expense to average assets	2.28	2.17	2.14	2.17	2.22
Ratio of average shareholders’ equity to average assets	6.68%	7.01%	7.28%	8.34%	8.31%

Note: In 2003, the Corporation changed its year end from September 30 to December 31.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Corporation has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements.

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

The Corporation believes the allowance for loan losses is a critical accounting policy that requires significant judgments and estimates used in the preparation of consolidated financial statements. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the nature and volume of the loan portfolio, overall portfolio quality, delinquency levels, a review of specific problem loans, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. A portion of the allowance is established by segregating the loans by residential mortgage, commercial and consumer loans and assigning allocation percentages based on historical loss experience and delinquency trends. The applied allocation percentages are reevaluated at least annually to ensure their relevance in the current economic environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. Additionally, a portion of the allowance is established based on the level of specific classified assets.

Although the Corporation believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review the Corporation’s allowance for loan losses. Such agency may require the Corporation to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in this annual report for a detailed description of the Corporation’s estimation process and methodology related to allowance for loans losses.

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

	Years Ended December 31,
	2006				2005				2004
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$211,799		$16,924	7.99%	$179,844		$12,666	7.04%	$160,131		$10,399	6.49%
Mortgage-backed securities	24,249		1,041	4.29	32,860		1,338	4.07	48,216		1,868	3.87
Investment securities:
Taxable	96,489		4,738	4.91	99,404		4,214	4.24	91,630		3,715	4.05
Nontaxable	15,860		736	4.64	20,583		869	4.22	21,063		930	4.42

Total investment securities	112,349		5,474	4.87	119,987		5,083	4.24	112,693		4,645	4.12
Deposits and federal funds sold	1,117		52	4.66	6,849		126	1.84	6,434		40	0.62

Total interest-earning assets	349,514		23,491	6.72	339,540		19,213	5.66	327,474		16,952	5.18
Non-interest-earning assets	24,569				23,761				24,803

Total assets	$374,083				$363,301				$352,277

Interest-bearing liabilities:
Savings accounts	16,137		106	0.66	17,678		77	0.43	17,966		72	0.40
Negotiable order of withdrawal accounts (2)	74,411		2,339	2.60	63,561		1,352	1.75	45,914		436	0.75
Certificate accounts	137,663		5,291	3.84	138,564		3,819	2.76	144,930		3,395	2.34
FHLB advances and other borrowings	103,034		5,231	5.08	102,099		3,722	3.65	103,639		3,343	3.23

Total interest-bearing liabilities	331,245		12,967	3.74	321,902		8,970	2.67	312,449		7,246	2.23
Non-interest-bearing deposits	15,397				13,578				12,146
Non-interest-bearing liabilities	2,183				2,078				2,077

Total liabilities	348,825				337,558				326,672
Shareholders’ equity	25,258				25,743				25,605

Total liabilities and shareholders’ Equity	$374,083				$363,301				$352,277

Net interest income			$10,524				$10,243				$9,706

Interest rate spread (3)				2.98%				2.99%				2.95%
Net interest margin (4)			3.01%				3.02%				2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.06	x			1.06	x			1.05	x

(1)	Average loans receivable includes non-accruing loans. Interest income does not include interest on loans 90 days or more past due.

(2)	Average costs include the affects of non-interest bearing deposits.

(3)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense of the Corporation for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by prior rate) and (2) changes in rate (changes in rate multiplied by prior volume). The net change attributable to the combined impact of rate and volume has been allocated to rate and volume variances consistently on a proportionate basis.

	Years Ended December 31, 2006 vs. 2005			Years Ended December 31, 2005 vs. 2004
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Change in interest income:
Loans	$2,250	$2,008	$4,258	$1,280	$987	$2,267
Mortgage-backed securities	(351)	54	(297)	(594)	65	(529)
Investments (1)	(549)	866	317	303	220	523

Total interest income	1,351	2,928	4,278	989	1,272	2,261

Change in interest expense:
Deposits	230	2,258	2,488	220	1,125	1,345
Borrowings and other	34	1,475	1,509	(50)	429	379

Total interest expense	264	3,733	3,997	170	1,554	1,724

Change in net interest income	$1,086	($805)	$281	$819	($282)	$537

(1)	Includes fed funds and overnight deposits.

Results of Operations

Comparison of Years Ended December 31, 2006 and December 31, 2005

Net income increased $337,000 or 13.67% from $2,466,000 for the year ended December 31, 2005 to $2,803,000 for the year ended December 31, 2006. Earnings per share were $1.50 per share (basic) and $1.48 per share (diluted) for the year ended December 31, 2006 compared to $1.29 per share (basic) and $1.26 per share (diluted) for the year ended December 31, 2005. Net interest income before the loan loss provision for the year ended December 31, 2006 increased $281,000, or 2.74%, to $10,524,000 compared to $10,243,000 for the same period in the previous year. The increase was due primarily to higher average loan balances over the previous year along with an increase in yield on loans that resulted from a higher concentration of commercial loans. The increase in net interest income was partially offset by higher cost of funds as a result of rising rates.

Interest Income. Total interest income increased $4,278,000, or 22.27%, from $19,213,000 in the year ended December 31, 2005 to $23,491,000 in the year ended December 31, 2006. Interest income on loans increased $4,258,000, or 33.62%, from $12,666,000 in 2005 to $16,924,000 in 2006 due primarily to increasing market interest rates along with higher average balance of loans with a higher average rate due to our increased emphasis on commercial and consumer loan originations. The Corporation’s continued focus on variable and prime-based lending resulted in net growth in consumer/commercial loans of 35.02% while net residential mortgage loans declined 12.88%. Interest income on deposits, federal funds sold and investment securities increased $20,000, or 0.30%, from $6,547,000 in 2005 to $6,567,000 in 2006. The increase was due primarily to higher yields, offset by lower average balances as proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans.

Interest Expense. Interest expense increased 44.56% to $12,967,000 in 2006 from $8,970,000 in 2005. Interest expense increased $2,488,000 for deposits and increased $1,509,000 for other borrowings and floating rate junior subordinated deferrable interest debentures. Interest expense for deposits increased due primarily to higher market rates from a rising interest rate environment. Interest expense on other borrowings increased due to higher market rates offset somewhat by lower average balances of borrowings. In addition, on July 21, 2006, the Corporation completed a private placement of $4.0 million in trust preferred securities thereby increasing outstanding balances to $12.0 million at December 31, 2006 compared to $8.0 million at December 31, 2005. On December 18, 2006, the Corporation redeemed an existing trust preferred with a new offering that has a lower interest rate.

Provision for Loan Loss. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management’s evaluation of the collectibility of the loan portfolio. The allowance for loan loss calculation includes a segmentation of loan categories subdivided by residential mortgage, commercial and consumer loans. Each category is risk rated for all loans including performing groups. The weight assigned to each performing group is developed from a three-year historical average loan loss experience ratio and as the loss experience changes, the category weight is adjusted accordingly. In addition to loan loss experience, management’s evaluation of the loan portfolio includes the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends and economic conditions. Management evaluates the carrying value of loans periodically, and the allowance for loan losses is adjusted accordingly. Consumer and commercial loans carry higher risk weighted rates in the allowance calculation as compared to residential mortgage loans. See “Item 1-Business Lending Activities-Allowance for Loan Losses” for more information on the determination of the allowance for loan losses.

The provision for loan losses decreased from $869,000 in 2005 to $470,000 in 2006 primarily due to decreased charge-offs, offset by increased growth, primarily in commercial and consumer loans, which carry a higher risk of default than one-to four-family residential mortgage loans. The allowance for loan losses increased $360,000 to $2,754,000 as of December 31, 2006 compared to $2,394,000 as of December 31, 2005. Non-performing loans increased $49,000 from $1,246,000 at December 31, 2005 to $1,295,000 at December 31, 2006. At December 31, 2006, impaired loans totaled $113,000 compared to $127,000 at December 31, 2005.

The Corporation experienced loan charge-offs, net of recoveries, of approximately $110,000 in the year ended December 31, 2006 compared to $501,000 for the year ended December 31, 2005. The previous year loan charge-offs included approximately $300,000 from one commercial loan that was charged off after the loan was determined to be uncollectible. The allowance for loan losses to total loans at December 31, 2006 was 1.17% compared to 1.23% at December 31, 2005. The allowance for loan losses to non-performing loans at December 31, 2006 was 212.66% compared to 192.13% at December 31, 2005.

Non-Interest Income. Non-interest income increased 13.09% to $2,876,000 for the year ended December 31, 2006 from $2,543,000 for the year ended December 31, 2005. Fees for financial services increased $298,000 to $2,831,000, primarily due to higher fees as a result of an increase in demand deposit accounts that was offset partially by lower fees generated from financing receivables programs due to a reduction in product volumes.

Non-Interest Expense. Non-interest expense increased 7.51% to $9,178,000 for the year ended December 31, 2006 from $8,537,000 for the year ended December 31, 2005. The Corporation opened a banking center in March 2006 in Simpsonville, South Carolina and a second Rock Hill, South Carolina banking center in October 2006. Compensation and employee benefits increased 9.41%, or $382,000, from the year ended December 31, 2005 compared to the year ended December 31, 2006 due primarily to additional staffing required for the new banking centers. Occupancy and equipment expenses increased 1.14%, or $23,000, to $2,038,000 for the year ended December 31, 2006 from $2,015,000 for the year ended December 31, 2005 due to higher rent expense for the new banking centers partially offset by lower depreciation expense. Professional services expense increased 14.90%, or $52,000, from the year ended December 31, 2005 to the year ended December 31, 2006 due to higher legal expenses primarily due to the changing the name of the holding company during the first quarter of 2006 and higher audit fees. Advertising and public relations expense increased 79.04%, or $132,000, from the year ended December 31, 2005 to the year ended December 31, 2006 due primarily to product and promotion expenses for the two new banking center locations and for deposit product promotions to increase business checking accounts. Loan operations costs decreased $113,000, or 56.22%, to $88,000 for the year ended December 31, 2006 from $201,000 for the year ended

December 31, 2005, due to lower disposition costs associated with foreclosed real estate properties. Items processing expense increased $38,000, or 24.68%, to $192,000 for the year ended December 31, 2006 from $154,000 for the year ended December 31, 2005 due to an increase in transaction accounts. Other operating expense increased 18.23%, or $136,000, for the year ended December 31, 2006 compared to the year ended December 31, 2005 due primarily to higher costs associated with the opening of the two new banking centers and higher loan expense from increased production.

Income Tax Expense. The effective income tax rate for the Corporation was 25.29% for the year ended December 31, 2006 compared to 27.04% for the year ended December 31, 2005. The decrease was due primarily to the reversal of a valuation allowance relating to a prior year business combination.

Comparison of Years Ended December 31, 2005 and December 31, 2004

Net income increased $310,000 or 14.38% from $2,156,000 for the year ended December 31, 2004 to $2,466,000 for the year ended December 31, 2005. Earnings per share were $1.29 per share (basic) and $1.26 per share (diluted) for the year ended December 31, 2005 compared to $1.10 per share (basic) and $1.05 per share (diluted) for the year ended December 31, 2004. Net interest income before the loan loss provision for the year ended December 31, 2005 increased $537,000, or 5.53%, to $10,243,000 compared to $9,706,000 for the same period in the previous year. The increase was due primarily to higher average loan balances over the previous year along with an increase in yield on loans that resulted from a higher concentration of commercial loans. The increase in net interest income was partially offset by higher deposit costs as a result of rising rates.

Interest Income. Total interest income increased $2,261,000, or 13.34%, from $16,952,000 in the year ended December 31, 2004 to $19,213,000 in the year ended December 31, 2005. Interest income on loans increased $2,267,000, or 21.80%, from $10,399,000 in 2004 to $12,666,000 in 2005 due primarily to increasing market interest rates along with a higher average balance of loans with a higher average rate due to our increased emphasis on commercial and consumer loan originations. The Corporation’s continued focus on variable and prime-based lending resulted in net growth in consumer/commercial loans of 21.12% while net residential mortgage loans declined 12.61%. Interest income on deposits, federal funds sold and investment securities decreased $6,000, or 0.09%, from $6,553,000 in 2004 to $6,547,000 in 2005. The decrease was due primarily to lower average balances, offset by higher yields. Proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans.

Interest Expense. Interest expense increased 23.79% to $8,970,000 in 2005 from $7,246,000 in 2004. Interest expense increased $1,345,000 for deposits and increased $379,000 for other borrowings and floating rate junior subordinated deferrable interest debentures. Interest expense for deposits increased due primarily to higher market rates from a rising interest rate environment. The rate paid was offset by an increase in lower-cost transaction account balances by 21.36% while traditional higher-cost certificate of deposit account balances decreased 4.05%. Interest expense on other borrowings increased due to higher market rates offset somewhat by lower average balances of borrowings.

Provision for Loan Loss. The provision for loan losses decreased from $1,250,000 in 2004 to $869,000 in 2005. The allowance for loan losses increased $368,000 to $2,394,000 as of December 31, 2005 compared to $2,026,000 as of December 31, 2004. Non-performing loans increased $496,000 from $750,000 at December 31, 2004 to $1,246,000 at December 31, 2005. At December 31, 2005, impaired loans totaled $127,000 compared to $197,000 at December 31, 2004.

The Corporation experienced loan charge-offs, net of recoveries, of approximately $501,000 in the year ended December 31, 2005 compared to $1,607,000 for the year ended December 31, 2004. The previous year loan charge-offs included approximately $1,306,000 from three commercial loans that were charged off after the loans were determined to be uncollectible. The allowance for loan losses to total loans at December 31, 2005 was 1.23% compared to 1.18% at December 31, 2004. The allowance for loan losses to non-performing loans at December 31, 2005 was 192.13% compared to 270.13% at December 31, 2004.

Non-Interest Income. Non-interest income decreased 0.70% to $2,543,000 for the year ended December 31, 2005 from $2,561,000 for the year ended December 31, 2004. Fees for financial services increased $61,000 to $2,533,000, primarily due to higher fees as a result of an increase in demand deposit accounts that was offset partially by lower fees generated from third party investment brokerage and financing receivables programs due to a reduction in product volumes.

Non-Interest Expense. Non-interest expense increased 4.88% to $8,537,000 for the year ended December 31, 2005 from $8,140,000 for the year ended December 31, 2004. Compensation and employee benefits increased 8.01%, or $301,000, from the year ended December 31, 2004 compared to the year ended December 31, 2005 due primarily to normal merit salary increases along with higher amortization expense for deferred compensation contracts. Occupancy and equipment expenses decreased 0.84%, or $17,000, to $2,015,000 for the year ended December 31, 2005 from $2,032,000 for the year ended December 31, 2004 due to lower depreciation expense. Professional services expense increased 13.68%, or $42,000, from the year ended December 31, 2004 to the year ended December 31, 2005 due to higher consultant expense utilized to implement improved loan documentation procedures and higher audit fees. Advertising and public relations expense increased 2.45%, or $4,000, from the year ended December 31, 2004 to the year ended December 31, 2005 due to higher advertising expense for deposit product promotions. Loan operations costs increased $66,000, or 48.88%, to $201,000 for the year ended December 31, 2005 from $135,000 for the year ended December 31, 2004, due to higher disposition costs associated with foreclosed real estate properties. Items processing expense decreased $97,000, or 38.65%, to $154,000 for the year ended December 31, 2005 from $251,000 for the year ended December 31, 2004. The Corporation entered into a new items processing contract that was effective January 1, 2005 that reduced the long term expense for processing demand accounts. Telephone expense increased $30,000, or 20.27%, to $178,000 for the year ended December 31, 2005 from $148,000 for the year ended December 31, 2004 due to installation charges incurred for two new banking center systems and prior year expense credits received on the purchase of new equipment. Other operating expense increased 10.03%, or $68,000, for the year ended December 31, 2005 compared to the year ended December 31, 2004 due primarily to higher costs for stock listing services as a result of increasing authorized outstanding shares from 2,500,000 to 5,000,000 and increased courier service expense due to higher fuel costs.

Income Tax Expense. The effective income tax rate for the Corporation was 27.04% for the year ended December 31, 2005 compared to 25.06% for the year ended December 31, 2004. The increase was due to the higher level of taxable versus to non-taxable income for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Assets. At December 31, 2006, the Corporation’s assets totaled $387,630,000, an increase of $16,588,000, or 4.47%, as compared to $371,042,000 at December 31, 2005. Cash and due from banks increased $744,000 to $9,124,000 from $8,380,000 at December 31, 2005. The increase was due primarily to additional vault and teller cash required for the two new banking center openings. Investment and mortgage-backed securities decreased $24,098,000 to $122,185,000 from $146,283,000 at December 31, 2005 as proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans.

Total loans, net, increased $39,309,000, or 20.41%, to $231,886,000 at December 31, 2006 from $192,577,000 at December 31, 2005. The net change in the loan portfolio balance includes a reduction in residential mortgage loans that reflects the Corporation’s movement toward higher yielding consumer and commercial loans through the use of specialized loan officers and products that are intended to provide improvements in interest rate risk exposure. Consumer and commercial loans during this period increased $45,939,000, or 29.41%, while residential mortgage loans decreased $6,133,000 or 14.81%.

Liabilities. Total liabilities increased $15,954,000, or 4.61%, to $361,663,000 at December 31, 2006 from $345,709,000 at December 31, 2005.

Total deposits increased $13,452,000, or 5.72%, from $234,988,000 at December 31, 2005 to $248,440,000 at December 31, 2006. The increase was due primarily to growth in certificates of deposit accounts. The Corporation continues to target lower cost demand deposit accounts through media advertising versus traditional higher cost certificates of deposits. Borrowings from the Federal Home Loan Bank (“FHLB”) decreased $5,715,000, or 7.55%, to $70,000,000 at December 31, 2006 from $75,715,000 at December 31, 2005. Securities sold under agreements to repurchase were $28,533,000 at December 31, 2006 compared to $24,615,000 at December 31, 2005. The increase in deposits was utilized to fund the loan growth and to pay down borrowings for the year. In addition, on July 21, 2006, the Corporation completed a private placement of $4 million in trust preferred securities thereby increasing outstanding balances to $12.0 million at December 31, 2006 compared to $8.0 million at December 31, 2005. On December 18, 2006, the Corporation redeemed an existing trust preferred with a new offering that has a lower interest rate.

Shareholders’ Equity. Shareholders’ equity increased $634,000, or 2.50%, to $25,967,000 at December 31, 2006 from $25,333,000 at December 31, 2005 due to net income of $2,803,000, offset by the payment of $807,000 dividends, and $1,524,000 used to repurchase 84,588 shares. During fiscal year 2003, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of outstanding shares. The program was expanded by an additional 5% in fiscal 2004, 2005 and 2006. During 2006, the Corporation repurchased a total of 84,588 shares at a weighted average cost of $18.02 per share for a total of $1,524,000 compared to a repurchased total of 108,568 shares at a weighted average cost of $17.47 per share for a total of $1,897,000 for 2005.

Liquidity

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are deposits, loan sales and repayments, borrowings, maturities, prepayment and sales of securities and interest payments.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The primary investing activities of the Corporation are the origination of commercial and consumer loans and the purchase of investment and mortgage-backed securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase, and the utilization of FHLB advances. During the year ended December 31, 2006, the Corporation’s loan originations totaled $105,398,000. At December 31, 2006, the Corporation’s investment in investment and mortgage-backed securities totaled $122,185,000, $119,003,000 of which was available for sale. Approximately $74,387,000 and $83,170,000 of investment securities at December 31, 2006 and December 31, 2005, respectively, were pledged as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

During the year ended December 31, 2006, total deposits increased $13,452,000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Corporation and its local competitors and other factors. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2006, totaled $112,147,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional external sources of funds are available through FHLB advances, lines of credit and wholesale deposits. At December 31, 2006, the Corporation had outstanding $70,000,000 of FHLB borrowings, $28,533,000 of securities sold under agreements to repurchase and $5,000,000 in wholesale deposits. At December 31, 2006, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $17,350,000 and the ability to borrow an additional $21,380,000 from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

See Note 14 to the Consolidated Financial Statements for further information about commitments and contingencies.

Capital Resources

At December 31, 2006, the Bank exceeded the OCC’s and the FRB’s capital requirements. See Note 16 to the Consolidated Financial Statements for further discussion of these capital requirements.

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Floating rate junior subordinated deferrable interest debentures	$12,372,000	$—	$—	$—	$12,372,000
Advances from the Federal Home Loan Bank	70,000,000	36,500,000	12,500,000	—	21,000,000
Securities sold under agreements to repurchase	28,533,000	23,533,000	5,000,000	—	—
Facilities lease commitments	5,845,680	446,112	892,224	892,224	3,615,120

Total	$116,750,680	$60,479,112	$18,392,224	$892,224	$36,987,120

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer’s requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $46,103,000 at December 31, 2006. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

At December 31, 2006, the undisbursed portion of construction loans was $2,238,000 and the unused portion of credit lines was $41,852,000. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

For the year ended December 31, 2006, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, non-interest expenses do reflect general levels of inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Corporation is committed to following a program of asset and liability management in an effort to manage the fluctuations in earnings caused by movements in interest rates. A significant portion of the Corporation’s income results from the spread between the yield realized on its interest-earning assets and the rate of interest paid on its deposits and other borrowings. Differences in the timing and volume of repricing assets versus the timing and volume of repricing liabilities expose the Corporation to interest rate risk. Management’s policies are directed at minimizing the impact on earnings of movements in interest rates.

The Corporation’s Asset/Liability Committee makes pricing and marketing decisions on deposit and loan products in conjunction with managing the Corporation’s interest rate risk. In addition, the Asset/Liability Committee reviews the Corporation’s securities portfolio, FHLB advances and other borrowings as well as the Corporation’s asset and liability policies.

At December 31, 2006, the Corporation had more interest-rate sensitive assets than liabilities that would reprice over the next twelve months. For the year ended December 31, 2006, the average balance of the loan portfolio increased $31.9 million while the average balance of investment and mortgage-backed securities decreased $21.9 million. Proceeds from the maturation, sale and repayment of investment and mortgage-backed securities were utilized to fund loan growth and resulted in an increase in the average yield on interest-earning assets as the loans originated carried a higher yield than the securities. However, due to increasing deposit and borrowing rates for 2006, overall funding costs increased, resulting in a constant interest rate spread for the current and previous year. The Corporation expects that its loan portfolio will continue to increase in the future with higher consumer and commercial loan originations, resulting in a higher yield in a rising interest rate environment. The Corporation continues to work to shorten the average life of its assets through the origination of shorter-term variable-rate consumer and commercial loans and the decline in originations of longer-term fixed-rate real estate loans and to extend the term on its liabilities in an effort to provide a better match of repricing for interest earning assets and interest bearing liabilities.

The Corporation has established policies and monitors results to control interest rate sensitivity. While the Corporation utilizes measures such as static gap, which is simply the measurement of the difference between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period, an equally important process is the evaluation of how particular assets and liabilities are impacted by changes in interest rates or selected indices as they reprice. Asset/liability modeling techniques are utilized by the Corporation to assess varying interest rate and balance sheet mix assumptions.

The primary objective of Asset/Liability management at the Corporation is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles in order to maintain adequate liquidity. This is achieved by maintaining the proper balance of rate-sensitive assets and rate-sensitive liabilities. The relationship of rate-sensitive assets to rate-sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of interest earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 2006, approximately 70.4% of the Corporation’s interest-earning assets were scheduled to reprice or to mature within one year compared to approximately 63.8% of interest-bearing liabilities.

The following table shows the Corporation’s rate-sensitive position at December 31, 2006 as measured by gap analysis (the difference between the interest-earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next twelve months, we expect the amount of interest-earning assets to reprice will exceed the amount of interest-bearing liabilities by approximately $34 million. As a result, at December 31, 2006, the ratio of rate-sensitive assets to rate-sensitive liabilities within the one-year time frame was 115%, indicating an “asset-sensitive” position. Companies in an asset sensitive position would expect rising interest rates to have a positive impact on net interest income and falling interest rates to have a negative impact.

The following table sets forth the Corporation’s interest sensitivity position as of December 31, 2006.

	Interest Sensitivity Analysis
	Average Rate	Within 1 Year	1-3 Years	After 3-5 Years	Over 5 Years	Total	Fair Value
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans (1)	8.14	$183,826	$20,455	$22,620	$6,516	$233,417	$235,703
Mortgage-backed securities (2)	4.37	8,358	4,298	3,759	4,374	20,789	20,251
Interest-earning deposits, Investments and FHLB/FRB stock	5.04	62,477	8,293	9,864	27,047	107,681	106,455

Total interest-earning assets	6.98	254,661	33,046	36,243	37,937	361,887	362,409

INTEREST-BEARING LIABILITIES
Deposits
Savings accounts (3)	0.76	4,141	2,999	4,858	2,933	14,931	14,086
Checking accounts (3)	2.08	18,541	14,374	23,284	14,056	70,255	69,306
Money market accounts (3)	4.22	3,532	2,959	4,793	2,894	14,178	14,991
Certificate accounts	4.47	112,147	35,174	2,781	—	150,102	149,727
Borrowings (4)	4.94	70,033	5,000	13,500	10,000	98,533	98,938
Floating rate junior subordinated deferrable interest debentures	7.95	12,372	—	—	—	12,372	12,641

Total interest-bearing liabilities	4.10	$220,766	$60,506	$49,216	$29,883	$360,371	$359,689

Interest sensitive gap	2.89	33,895	(27,460)	(12,973)	8,054	1,516
Cumulative interest sensitive gap		33,895	6,435	(6,538)	1,516
Rate Sensitive Assets/Rate Sensitive Liabilities		115%

Assumptions:

(1)	Fixed-rate loans are shown in the time frame corresponding to contractual principal amortization schedules. Adjustable-rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date. The fixed and variable rate loans shown also take into account the Corporation’s estimates of prepayments of fixed and adjustable rate loans.

(2)	Mortgage-backed securities are shown at repricing dates but also include prepayment estimates.

(3)	Decay rates approximate 30% in the first year and 28% in the second year for checking accounts, 32% in the first year and 30% in the second year for savings accounts and 45% in the first year and 43% in the second year for money market accounts.

(4)	Borrowings include fixed-rate FHLB of Atlanta advances at the earlier of maturity date or expected call dates. For purposes of the table above, the Corporation has assumed under current interest rates that certain advances with call provisions will extend.

Management is not aware of any known events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation’s liquidity, capital resources or results of operations. Management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources or results of operations.

Item 8.	Financial Statements and Supplementary Data

1901 Main Street, Suite 1650
P.O. Box 2227
Accountants and Business Advisors	Columbia, SC 29202
Phone 803.256.0002
Fax 803.254.4724

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Provident Community Bancshares, Inc. and Subsidiaries

Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of Provident Community Bancshares, Inc. and Subsidiaries (the “Company”) (formerly known as Union Financial Bancshares, Inc. and Subsidiaries) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Community Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Columbia, South Carolina

March 5, 2007

www.elliottdavis.com

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(In Thousands)
Assets
Cash and due from banks	$9,124	$8,380
Investment and mortgage-backed securities
Held to maturity (market value of $3,239,000 and $3,247,000 at December 31, 2006 and 2005)	3,182	3,204
Available for sale (at fair value)	119,003	143,079

Total investment and mortgage-backed securities	122,185	146,283

Loans, net	231,886	192,577
Federal Home Loan Bank stock, at cost	3,983	3,976
Federal Reserve Bank stock, at cost	539	539
Office properties and equipment, net	5,708	5,148
Accrued interest receivable	2,717	2,429
Intangible assets	3,741	3,576
Cash surrender value of life insurance	5,613	5,404
Other assets	2,134	2,730

Total assets	$387,630	$371,042

Liabilities
Deposits	$248,440	$234,988
Advances from the Federal Home Loan Bank	70,000	75,715
Securities sold under agreements to repurchase	28,533	24,615
Floating rate junior subordinated deferrable interest debentures	12,372	8,247
Accrued interest payable	784	520
Other liabilities	1,534	1,624

Total liabilities	361,663	345,709

Commitments and contingencies – Note 14

Shareholders’ equity
Serial preferred stock, no par value, authorized – 500,000 shares, issued and outstanding – None
Common stock – $0.01 par value, authorized – 5,000,000 shares issued and outstanding – 1,830,528 shares at December 31, 2006 and 1,905,897 shares at December 31, 2005	20	20
Additional paid-in capital	12,506	12,346
Accumulated other comprehensive loss	(610)	(612)
Retained earnings, substantially restricted	18,912	16,916
Treasury stock, at cost	(4,861)	(3,337)

Total shareholders’ equity	25,967	25,333

Total liabilities and shareholders’ equity	$387,630	$371,042

See Notes to Consolidated Financial Statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In Thousands, Except Share Data)
Interest Income:
Loans	$16,924	$12,666	$10,399
Deposits and federal funds sold	52	126	40
Securities available for sale:
State and municipal (non taxable)	604	869	930
Other investments (taxable)	5,547	5,252	5,400
Securities held to maturity and FHLB/FRB stock dividends	364	300	183

Total interest income	23,491	19,213	16,952

Interest Expense:
Deposit accounts	7,736	5,248	3,903
Floating rate junior subordinated deferrable Interest debentures	863	576	426
Advances from the FHLB and other borrowings	4,368	3,146	2,917

Total interest expense	12,967	8,970	7,246

Net Interest Income	10,524	10,243	9,706
Provision for loan losses	470	869	1,250

Net interest income after provision for loan losses	10,054	9,374	8,456

Non-Interest income:
Fees for financial services	2,831	2,533	2,472
Other fees, net	55	58	65
Net gain (loss) on sale of investments	(10)	(48)	24

Total non-interest income	2,876	2,543	2,561

Non-Interest Expense:
Compensation and employee benefits	4,441	4,059	3,758
Occupancy and equipment	2,038	2,015	2,032
Deposit insurance premiums	30	32	32
Professional services	401	349	307
Advertising and public relations	299	167	163
Loan operations	88	201	135
Telephone	171	178	148
Items processing	192	154	251
Intangible amortization	636	636	636
Other	882	746	678

Total non-interest expense	9,178	8,537	8,140

Income before income taxes	3,752	3,380	2,877
Provision for income taxes	949	914	721

Net income	$2,803	$2,466	$2,156

Net income per common share (basic)	$1.50	$1.29	$1.10

Net income per common share (diluted)	$1.48	$1.26	$1.05

Cash dividends per common share	$0.43	$0.40	$0.40

Weighted average number of common shares outstanding (Basic)	1,865,951	1,914,357	1,957,760

Weighted average number of common shares outstanding (Diluted)	1,893,203	1,962,920	2,044,137

See Notes to Consolidated Financial Statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Treasury Stock At Cost	Total Shareholders’ Equity
	Shares	Amount
	(In Thousands, Except Share Data)
Balance at December 31, 2003	1,969,770	$20	$11,906	$13,848	$99	($366)	$25,507
Net Income	—	—	—	2,156	—	—	2,156
Other Comprehensive income, net of tax on unrealized holding losses arising during period	—	—	—	—	(8)	—	(8)
Less reclassification adjustment for gains included in net income	—	—	—	—	18	—	18

Comprehensive income							2,166

Stock option activity, net	44,174	—	93	—	—	—	93
Dividend plan contributions	6,744	—	110	—	—	—	110
Share repurchase program	(62,699)	—	—	—	—	(1,074)	(1,074)
Cash dividend ($.40 per share)	—	—	—	(783)	—	—	(783)

Balance at December 31, 2004	1,957,989	$20	$12,109	$15,221	$109	($1,440)	$26,019

Net Income	—	—	—	2,466	—	—	2,466
Other comprehensive income, net of tax on unrealized holding gains arising during period	—	—	—	—	(690)	—	(690)
Less reclassification adjustment for losses included in net income	—	—	—	—	(31)	—	(31)

Comprehensive income							1,745

Stock option activity, net	50,339	—	129	—	—	—	129
Dividend plan contributions	6,137	—	108	—	—	—	108
Share repurchase program	(108,568)	—	—	—	—	(1,897)	(1,897)
Cash dividend ($.40 per share)	—	—	—	(771)	—	—	(771)

Balance at December 31, 2005	1,905,897	$20	$12,346	$16,916	($612)	($3,337)	$25,333

Net Income	—	—	—	2,803	—	—	2,803
Other comprehensive income, net of tax on unrealized holding gains arising during period	—	—	—	—	9	—	9
Less reclassification adjustment for losses included in net income	—	—	—	—	(7)	—	(7)

Comprehensive income							2,805

Stock option activity, net	2,872	—	48	—	—	—	48
Dividend plan contributions	6,347	—	112	—	—	—	112
Share repurchase program	(84,588)	—	—	—	—	(1,524)	(1,524)
Cash dividend ($.43 per share)	—	—	—	(807)	—	—	(807)

Balance at December 31, 2006	1,830,528	$20	$12,506	$18,912	($610)	($4,861)	$25,967

See Notes to Consolidated Financial Statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Operating activities:
Net income	$2,803	$2,466	$2,156
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	470	869	1,250
Amortization expense	636	636	636
Depreciation expense	618	824	979
Recognition of deferred income, net of costs	(547)	(395)	(345)
Deferral of fee income, net of costs	572	417	348
(Gain) loss on investments	10	48	(24)
Increase in accrued interest receivable	(288)	(361)	(413)
(Gain) loss on sale of assets acquired from foreclosed loans	(24)	—	—
Deferred income tax (benefit) expense	215	(901)	502
(Increase) decrease in other assets	(704)	993	(557)
Increase in accrued interest payable	264	187	48
(Decrease) increase in other liabilities	(90)	(286)	449

Net cash provided by operating activities	3,935	4,497	5,029

Investing activities:
Purchase of investment and mortgage-backed securities:
Held to maturity	—	(4,574)	(1,630)
Available for sale	(19,183)	(58,246)	(109,482)
Proceeds from maturity of investment and mortgage-backed securities:
Held to maturity	—	3,000	—
Available for sale	19,325	31,708	70,594
Proceeds from sale of investment and mortgage-backed securities:
Available for sale	18,257	13,401	4,702
Principal repayments on mortgage-backed securities
Available for sale	5,691	10,764	16,240
Net increase in loans	(40,057)	(22,374)	(17,941)
(Purchase) redemption of FHLB/FRB stock	(7)	(454)	378
Proceeds from sales of foreclosed assets, net of costs and improvements	352	—	—
Purchase of office properties and equipment	(1,178)	(337)	(199)

Net cash used in investing activities	(16,800)	(27,112)	(37,338)

Financing activities:
Proceeds from the exercise of stock options	48	129	93
Proceeds from dividend reinvestment plan	112	108	110
Dividends paid in cash	(807)	(771)	(783)
Proceeds (repayment) of term borrowings, net	(1,797)	8,215	14,000
Share repurchase program	(1,524)	(1,897)	(1,074)
Proceeds from the issuance of trust preferred securities	12,372	—	—
Redemption of trust preferred securities	(8,247)	—	—
Increase in deposit accounts	13,452	12,014	4,458

Net cash provided by financing activities	13,609	17,798	16,804

Net (decrease) increase in cash and due from banks	744	(4,817)	(15,505)
Cash and due from banks at beginning of period	8,380	13,197	28,702

Cash and due from banks at end of period	$9,124	$8,380	$13,197

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization - Provident Community Bancshares, Inc. (“Provident Community Bancshares”) is the bank holding company for Provident Community Bank, N.A., a national bank (the “Bank”). Provident Community Bancshares and the Bank are collectively referred to as the “Corporation” in this annual report. The Bank, founded in 1934, offers a complete array of financial services through nine full-service banking centers in five counties in South Carolina, including checking, savings, time deposits, individual retirement accounts (IRAs), investment services, and secured and unsecured consumer loans. The Bank originates and services home loans and provides financing for small businesses and affordable housing. On April 19, 2006, Union Financial Bancshares, Inc. changed its name to Provident Community Bancshares, Inc.

Accounting Principles - The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of commitments and contingencies. Actual results could differ from those estimates. The following summarizes the more significant policies.

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of Provident Community Bancshares and the Bank. All inter-company amounts and balances have been eliminated in consolidation.

Disclosure Regarding Segments - The Corporation reports as one operating segment, as the chief operating decision-maker reviews the results of operations of the Corporation as a single enterprise.

Advertising - Advertising, promotional, and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Cash and Due from Banks - Cash and due from banks include cash on hand and amounts due from depository institutions, federal funds sold and short term, interest-earning deposits. From time to time, the Corporation’s cash deposits with other financial institutions may exceed the FDIC insurance limits.

Investments and Mortgage-backed Securities - The Corporation accounts for investment securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS 115, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. No securities have been classified as trading securities.

Purchases and sales of securities are accounted for on a trade date basis. Premiums and discounts on debt securities are amortized or accreted as adjustments to income over the estimated life of the security using a method approximating the level yield method. Gains or losses on the sale of securities are based on the specific identification method. The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

1.	Summary of Significant Accounting Policies (continued)

Loans - Loans are recorded at cost. Mortgage loans consist principally of conventional one-to four-family residential loans and interim and permanent financing of non-residential loans that are secured by real estate. Commercial loans are made primarily on the strength of the borrower’s general credit standing, the ability to generate repayment from income sources and the collateral securing such loans. Consumer loans generally consist of home equity loans, automobile and other personal loans. In many lending transactions, collateral is taken to provide an additional measure of security. Generally, the cash flows or earning power of the borrower represents the primary source of repayment, and collateral liquidation serves as a secondary source of repayment. The Corporation determines the need for collateral on a case-by-case or product-by-product basis. Factors considered include the current and prospective credit worthiness of the customer, terms of the instrument and economic conditions.

The Corporation generally originates single-family residential loans within its primary lending area. The Corporation’s underwriting policies require such loans to be 80% loan to value based upon appraised values unless private mortgage insurance is obtained. These loans are secured by the underlying properties. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned discount and fees and an allowance for loan losses. Unearned interest on loans is amortized to income over the life of the loan, using the interest method. For all other loans, interest is accrued daily on the outstanding balances.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Corporation is generally amortizing these amounts over the contractual life. Commitment fees and costs are generally based upon a percentage of customers’s unused line of credit and are recognized over the commitment period when the likelihood of exercise is remote. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of the yield.

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

The Corporation determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent.

All interest accrued but not collected for loans that are placed on non accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses - The Corporation maintains an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration of such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The allowance for loan loss calculation includes a segmentation of loan categories by residential mortgage, commercial and consumer loans. Each category is rated for all loans. The weights assigned to each performing group are developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted

1.	Summary of Significant Accounting Policies (continued)

accordingly. As the loan categories increase and decrease in balance, the provision for loan loss calculation will adjust accordingly. The evaluation also includes a component for expected losses on groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses, and may require the Corporation to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also accounted for as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Recovery of the carrying value of loans is dependent to some extent on the future economic environment and operating and other conditions that may be beyond the Corporation’s control. Unanticipated future adverse changes in such conditions could result in material adjustments to allowances (and future results of operation).

Accounting for Impaired Loans - Impaired loans are accounted for in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. If the resulting value of the impaired loan is less than the recorded balance, the impairment must be recognized by creating a valuation allowance for the difference and recognizing a corresponding bad debt expense. The risk characteristics used to aggregate loans are collateral type, borrower’s financial condition and geographic location. SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and requires additional disclosures about how a creditor recognizes interest income related to impaired loans.

The Corporation generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible. Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. The Corporation’s policy for charge-off of impaired loans is on a loan-by-loan basis. The Corporation’s policy is to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method. At December 31, 2006 and 2005, impaired loans totaled $113,000 and $127,000 respectively, and the Corporation had recognized no interest income from impaired loans. The average balance in impaired loans was $120,000 for 2006 and $162,000 for 2005.

Office Properties and Equipment - Office properties and equipment are presented at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives are twenty to thirty nine years for buildings and improvements and generally five to ten years for furniture, fixtures and equipment.

The cost of maintenance and repairs is charged to expense as incurred, and improvements and other expenditures, which materially increase property lives, are capitalized. The costs and accumulated depreciation applicable to office properties and equipment retired or otherwise disposed of are eliminated from the related accounts, and any resulting gains or losses are credited or charged to income.

1.	Summary of Significant Accounting Policies (continued)

Securities Sold Under Agreements to Repurchase - The Corporation enters into sales of securities under agreements to repurchase. Fixed-coupon reverse repurchase agreements are treated as financings, with the obligations to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as an asset. The securities are delivered by appropriate entry by the Corporation’s safekeeping agent to the counterparties’ accounts. The dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements.

Federal Home Loan Bank Stock - The Bank, as a member institution of Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in the FHLB based generally upon the Bank’s balances of residential mortgage loans and FHLB advances. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock historically has been at par value. The Bank carries this investment at its original cost.

Federal Reserve Bank Stock - The Bank, as a member institution of Federal Reserve Bank of Richmond (“FRB”), is required to own capital stock in the FRB based upon the Bank’s capital and surplus. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock historically has been at par value. The Bank carries this investment at its original cost.

Real Estate Acquired Through Foreclosure - Real estate acquired through foreclosure is stated at the lower of cost or estimated fair value less estimated costs to sell. Any accrued interest on the related loan at the date of acquisition is charged to operations. Costs relating to the development and improvement of property are capitalized to the extent that such costs do not exceed the estimated fair value less selling costs of the property, whereas those relating to holding the property are charged to expense. Real estate acquired through foreclosure is included in other assets on the balance sheet.

Intangible Assets - Intangible assets consist of core deposit premiums resulting from Provident Community Bank’s branch acquisitions in 1997 and 1999 and the excess of cost over the fair value of net assets resulting from the acquisition of South Carolina Community Bancshares, Inc. in 1999.

Goodwill and identified intangible assets with indefinite lives related to acquisitions are not subject to amortization. Core deposit intangible assets are amortized over their estimated useful lives using methods that reflect the pattern in which the economic benefits are utilized.

The Corporation’s unamortized goodwill and other intangible assets are reviewed annually to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and when appropriate, the amortization period is also reduced.

Interest Income - Interest on loans is accrued and credited to income monthly based on the principal balance outstanding and the contractual rate on the loan. The Corporation places loans on non-accrual status when they become greater than 90 days delinquent or when in the opinion of management, full collection of principal or interest is unlikely. All interest that was accrued prior to the loan being placed on non-accrual status is automatically reversed after the 90 delinquency period. The loans are returned to accrual status when full collection of principal and interest appears likely.

Income Taxes - The Corporation accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established for deferred tax assets that may not be realized. Also, SFAS No. 109 eliminates, on a prospective basis, the exception from the requirement to record deferred taxes on tax

1.	Summary of Significant Accounting Policies (continued)

basis bad debt reserves in excess of the base year amounts. The tax basis bad debt reserve that arose prior to the fiscal year 1988 (the base year amount) is frozen, and the book reserves at that date and all subsequent changes in book and tax basis reserves are included in the determination of deferred taxes.

Per-Share Data - SFAS No. 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under Provident Community Bancshares’s stock option plan is reflected in diluted earnings per share by the application of the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation at December 31, 2006 were 27,252 compared to 48,563 at December 31, 2005.

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

Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to four-family residential), credit-card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Cash surrender value of life insurance - The carrying amounts of cash surrender values of life insurance approximate their fair value.

Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from the FHLB and other borrowings - The fair values of the Corporation’s borrowings are estimated using discounted cash flow analysis based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate their fair values.

Floating rate junior subordinated deferrable interest debentures - The fair values of the Corporation’s floating rate debentures are estimated using discounted cash flow analysis based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standings.

1.	Summary of Significant Accounting Policies (continued)

Risks and Uncertainties - In the normal course of its business, the Corporation encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Corporation is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets.

Credit risk is the risk of default on the Corporation’s loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments. Credit risk also applies to investment securities and mortgage-backed securities should the issuer of the security be unable to make principal and interest payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Corporation and the valuation of investment securities.

The Corporation is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Corporation also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examination.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

Reclassifications - Certain amounts in prior years’ financial statements have been reclassified to conform with current year classifications. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Stock-Based Compensation - On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

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

1.	Summary of Significant Accounting Policies (continued)

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

	Years Ended December 31,
	2006	2005	2004
Net income
As reported	$2,803	$2,466	$2,156
Add: stock-based employee compensation expense Included in reported net income, net of related tax effects	45	—	—
Deduct: total stock based employee compensation cost determined under fair value based method, net of related tax effects	(45)	(191)	(77)

Pro forma net income including stock based Compensation cost based on fair-value method	$2,803	$2,275	$2,079

Basic net income per common share:
As reported	$1.50	$1.29	$1.10
Pro forma	$1.50	$1.19	$1.06
Diluted net income per common share:
As reported	$1.48	$1.26	$1.05
Pro forma	$1.48	$1.16	$1.02

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Years Ended December 31,
	2006	2005	2004
Weighted average fair value of options granted	$—	$4.29	$—
Dividend yield	—%	2.50%	—%
Expected volatility	—%	20.00%	—%
Risk-free interest rate	—%	4.50%	—%
Expected lives	—	10 years	—

2.	Investment and Mortgage-backed Securities

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Municipal Securities	$3,182	$60	($3)	$3,239

2.	Investment and Mortgage-backed Securities (continued)

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$515	$—	($15)	$500
Government Sponsored Enterprises	73,511	2	(875)	72,638
Municipal Securities	10,594	376	—	10,970
Other	14,533	178	(67)	14,644

Total Investment Securities	99,153	556	(957)	98,752

Mortgage-backed Securities:
Fannie Mae	13,243	2	(432)	12,813
Ginnie Mae	55	2	—	57
Freddie Mac	3,111	15	(17)	3,109
Collateralized Mortgage Obligations	4,380	—	(108)	4,272

Total Mortgage-backed Securities	20,789	19	(557)	20,251

Total available for sale	$119,942	$575	($1,514)	$119,003

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of December 31, 2005
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Municipal Securities	$3,204	$46	($3)	$3,247

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2005
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$525	$—	($18)	$507
Government Sponsored Enterprises	84,106	13	(1,183)	82,936
Municipal Securities	17,328	854	(2)	18,180
Other	14,530	153	(62)	14,621

Total Investment Securities	116,489	1,020	(1,265)	116,244

Mortgage-backed Securities:
Fannie Mae	17,370	5	(604)	16,771
Ginnie Mae	67	2	—	69
Freddie Mac	4,572	29	(22)	4,579
Collateralized Mortgage Obligations	5,523	—	(107)	5,416

Total Mortgage-backed Securities	27,532	36	(733)	26,835

Total available for sale	$144,021	$1,056	($1,998)	$143,079

2.	Investment and Mortgage-backed Securities (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Agency Obligations	$—	$—	$500	$15	$500	$15
Government Sponsored Enterprises	12,973	28	57,664	847	70,637	875
Municipal Securities	—	—	601	—	601	—
Other	3,988	23	4,155	44	8,144	67
Mortgage-backed Securities	1,211	18	16,352	539	17,563	557

Total	$18,172	$69	$79,272	$1,445	$97,444	$1,514

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Agency Obligations	$19	$—	$482	$18	$501	$18
Government Sponsored Enterprises	31,938	206	46,000	977	77,938	1,183
Municipal Securities	608	2	—	—	608	2
Other	3,996	30	2,466	32	6,462	62
Mortgage-backed Securities	1	—	23,693	733	23,694	733

Total	$36,562	$238	$72,641	$1,760	$109,203	$1,998

Management reviews securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Proceeds, gross gains and gross losses realized from the sales, calls and prepayments of available for sale securities were as follows for the periods ended (in thousands):

	Years Ended December 31,
	2006	2005	2004
Proceeds	$18,257	$13,401	$4,702
Gross gains	191	6	32
Gross losses	(201)	(54)	(8)

Net gain (loss) on investment transactions	($10)	($48)	$24

2.	Investment and Mortgage-backed Securities (continued)

The maturities of securities at December 31, 2006 are as follows (in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	6,876	6,820
Due after five years through ten years	—	—	66,672	65,893
Due after ten years	3,182	3,239	46,394	46,290

Total investment and mortgage-backed securities backed securities	$3,182	$3,239	$119,942	$119,003

The mortgage-backed securities held at December 31, 2006 mature between one and thirty years. The actual lives of those securities may be significantly shorter as a result of principal payments and prepayments.

At December 31, 2006 and 2005, $74,387,000 and $83,170,000, respectively, of securities were pledged as collateral for certain deposits and borrowings.

At December 31, 2006, approximately $6,049,000 of mortgage-backed securities were adjustable rate securities. The adjustment periods range from monthly to annually and rates are adjusted based on the movement of a variety of indices.

Investments in collateralized mortgage obligations (“CMOs”) represent securities issued by agencies of the federal government.

3.	Loans, Net

Loans receivable consisted of the following (in thousands):

	As of December 31,
	2006	2005
Mortgage loans:
Fixed-rate residential	$19,187	$23,859
Adjustable-rate residential	10,295	12,701
Commercial real estate	62,450	45,665
Construction	5,787	4,842

Total mortgage loans	97,719	87,067

Commercial loans:
Commercial non-real estate	42,093	39,453
Commercial lines of credit	51,469	31,215

Total commercial loans	93,562	70,668

Consumer loans:
Home equity	15,936	16,427
Consumer and installment	29,827	23,067
Consumer lines of credit	373	382

Total consumer loans	46,136	39,876

Total loans	237,417	197,611

Less:
Undisbursed portion of interim construction loans	(2,238)	(1,980)
Unamortized loan discount	(607)	(764)
Allowance for loan losses	(2,754)	(2,394)
Net deferred loan origination costs	68	104

Total, net	$231,886	$192,577

Weighted-average interest rate of loans	8.14%	7.64%

3.	Loans, net (continued)

Under OCC regulations, the Bank may not make loans to one borrower in excess of 15% of unimpaired capital. This limitation does not apply to loans made before August 9, 1989. At December 31, 2006, the Bank had loans outstanding to one borrower ranging up to $5,100,000.

Adjustable-rate residential real estate loans (approximately $10,295,000 and $12,701,000 at December 31, 2006 and 2005, respectively) are subject to rate adjustments annually and generally are adjusted based on movement of the Federal Home Loan Bank National Monthly Median Cost of Funds rate or the Constant Maturity Treasury index. The maximum loan rates can be adjusted is 200 basis points in any one year with a lifetime cap of 600 basis points.

Non-refundable deferred origination fees and cost and discount points collected at loan closing, net of commitment fees paid, are deferred and recognized at the time of sale of the mortgage loans. Gain or loss on sales of mortgage loans is recognized based upon the difference between the selling price and the carrying amount of the mortgage loans sold. Other fees earned during the loan origination process are also included in net gain or loss on sales of mortgage loans.

Until 2002, the Bank originated both fixed rate and adjustable rate mortgage loans with terms generally ranging from fifteen to thirty years and generally sold the loans while retaining servicing on loans originated. The Bank discontinued the origination of loans held for sale in 2002. The underlying value of loans serviced for others were $17,875,000, $19,040,000 and $20,654,000 at December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, loans which are accounted for on a non-accrual basis or contractually past due ninety days or more totaled approximately $1,295,000 and $1,246,000, respectively. The amount the Corporation will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrower’s ability to repay the loans. During the years ended December 31, 2005 and 2004, and the three months ended December 31, 2003, the Corporation recognized no interest income on loans past due 90 days or more, whereas, under the original terms of these loans, the Corporation would have recognized additional interest income of approximately $117,000, $92,000, $44,000 and $32,000, respectively.

At December 31, 2006, 2005 and 2004 impaired loans totaled $113,000, $127,000 and $197,000 respectively. The average balance in impaired loans was $120,000 for 2006 and $162,000 for 2005.

The changes in allowance for loan losses consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of Period	$2,394	$2,026	$2,383
Provision for loan losses	470	869	1,250
(Net charge-offs)	(110)	(501)	(1,607)

Balance at end of period	$2,754	$2,394	$2,026

Directors and officers of the Corporation are customers of the Corporation in the ordinary course of business. Loans to directors and officers have terms consistent with those offered to other customers. Loans to officers and directors of the Corporation are summarized as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of period	$373	$691	$644
Loans originated during the period	—	145	250
Loan repayments during the period	(47)	(463)	(203)

Balance at the end of period	$326	$373	$691

4.	Office Properties and Equipment

Office properties and equipment consisted of the following (in thousands):

	As of December 31,
	2006	2005
Land	$766	$766
Building and improvements	5,326	4,992
Office furniture, fixtures and equipment	5,336	4,567

Total	11,428	10,325
Less accumulated depreciation	(5,720)	(5,177)

Office properties and equipment, net	$5,708	$5,148

Depreciation expense was $618,000, $824,000 and $979,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Core Deposit Premium
Balance at beginning of year	$2,048	$2,684	$3,320
Amortization	(636)	(636)	(636)

Balance at end of year	1,412	2,048	2,684
Goodwill	2,329	1,528	1,528

Total	$3,741	$3,576	$4,212

Amortization expense is estimated to be approximately $464,000 for 2007 and decline gradually to $200,000 for 2010. Fiscal 2006 includes a reclassification related to deferred tax liabilities recorded in a business combination and a corresponding adjustment to goodwill in the amount of $801,000.

6.	Deposit Accounts

Deposit accounts at December 31, were as follows (in thousands):

	2006			2005
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	—%	$16,718	6.73%	—%	$14,651	6.24%
Non-commercial	2.82	52,512	21.14	1.93	51,447	21.89
Money market	4.22	14,178	5.71	2.55	14,414	6.13
Savings	0.76	14,930	6.00	0.43	16,733	7.12

Total demand and savings deposits	2.20	98,338	39.58	1.50	97,245	41.38

Savings certificates:
Up to 3.00%		15,557	6.26		55,105	23.45
3.01% - 4.00%		23,491	9.46		56,033	23.85
4.01% - 5.00%		31,086	12.51		23,862	10.15
5.01% - 6.00%		79,943	32.18		2,720	1.16
6.01% - 7.00%		25	0.01		23	0.01

Total savings certificates	4.47	150,102	60.42	2.75	137,743	58.62

Total deposit accounts	3.56%	$248,440	100.00%	2.63%	$234,988	100.00%

As of December 31, 2006 and 2005, total deposit accounts include approximately $1,975,000 and $1,722,000, respectively, of deposits from the Corporation’s officers, directors, employees or parties related to them.

6.	Deposit Accounts (continued)

At December 31, 2006 and 2005, deposit accounts with balances of $100,000 and over totaled approximately $52,542,000 and $51,658,000, respectively.

Savings certificates by maturity were as follows (in thousands):

	As of December 31,
	2006	2005
Maturity Date
Within 1 year	$112,147	$103,934
After 1 but within 2 years	33,226	25,386
After 2 but within 3 years	1,948	6,860
After 3 but within 4 years	1,354	488
Thereafter	1,427	1,075

Total savings certificates	$150,102	$137,743

Interest expense on deposits consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Account Type
NOW accounts and money market deposit accounts	$2,338	$1,352	$435
Passbook and statement savings accounts	106	77	72
Certificate accounts	5,311	3,837	3,410
Early withdrawal penalties	(19)	(18)	(14)

Total	$7,736	$5,248	$3,903

7.	Advances from The Federal Home Loan Bank

At December 31, 2006 and 2005, the Bank had $70,000,000 and $75,715,000, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):

	As of December 31,
	2006	Weighted Average Rate	2005	Weighted Average Rate
Contractual Maturity:
Within one year – fixed rate	$21,500	5.18%	$10,000	2.35%
Within one year – adjustable rate	15,000	5.36	23,215	4.08
After one but within three years – fixed rate	—	—	3,000	3.35
After one but within three years – adjustable rate	12,500	5.33	5,000	3.79
After three but within five years – adjustable rate	—	—	7,500	5.30
Greater than five years – adjustable rate	21,000	4.33	27,000	4.24

Total advances	$70,000	5.00%	$75,715	3.98%

The Bank pledges as collateral to the advances their FHLB stock, investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 80% of the unpaid principal balances, 100% of total advances. The amount of qualifying loans was $41,513,000 and $42,721,000, respectively, at December 31, 2006 and 2005.

8.	Securities Sold Under Agreements to Repurchase

The Company had $28,533,000 and $24,615,000 borrowed under agreements to repurchase at December 31, 2006 and 2005, respectively. The amortized cost of the securities underlying the agreements to repurchase at December 31, 2006 was $33,174,000 and $27,804,000 at December 31, 2005. The maximum amount outstanding at any month end during 2006 was $35,506,000 and $33,228,000 for 2005. The average amount of outstanding agreements for 2006 was $33,386,000 and $27,618,000 for 2005 and the approximate weighted average interest rate was 4.52% in 2006 and 2.58% in 2005.

9.	Floating Rate Junior Subordinated Deferrable Interest Debentures

On July 18, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust I (“Capital Trust I”). The Corporation is the owner of all of the common securities of Capital Trust I. On July 21, 2006, Capital Trust I issued $4,000,000 in the form of floating/fixed rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation’s $124,000 capital contribution for Capital Trust I’s common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due October 1, 2036 (the “Debentures”), which constitute the sole asset of Capital Trust I. The interest rate on the Debentures and the capital securities will be equal to 7.393% for the first five years. Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The Corporation has, through the Trust Agreement establishing Capital Trust I, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Capital Trust I obligations under the capital securities. The stated maturity of the Debentures is October 1, 2036. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The Debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events that would either have a negative tax effect on Capital Trust I or the Corporation or would result in Capital Trust I being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, Capital Trust I will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities. The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond October 1, 2036, the stated maturity date of the Debentures. If the Corporation defers interest payments on the Debentures, Capital Trust I will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest at the applicable distribution rate, compounded quarterly. The Corporation paid $134,000 in interest for the year ended December 31, 2006 for the Capital Trust I debentures.

On November 28, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust (“Capital Trust II”). The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust (the “Trust”) issued on December 18, 2001. The proceeds from this issuance, along with the Corporation’s $247,000 capital contribution for the Trust’s common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due March 1, 2037 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR, with an initial rate of 7.11%. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust’s obligations under the capital securities. The stated maturity of the Debentures is March 1, 2037. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The Debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events that would either have a negative tax effect on the Trust or the Corporation or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities. The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond March 1, 2037, the stated maturity date of the Debentures. If the Corporation defers interest payments on the Debentures, the Trust will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest at the applicable distribution rate, compounded quarterly. The Corporation paid $26,000 in interest the Capital Trust II in 2006.

On November 14, 2001, the Corporation sponsored the creation of the Trust. The Corporation is the owner of all of the common securities of the Trust. On December 18, 2001, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation’s $247,000 capital contribution for the Trust’s common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest

9.	Floating Rate Junior Subordinated Deferrable Interest Debentures (continued)

debentures due December 18, 2031 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR, with an initial rate of 5.60%. A rate cap of 12.50% is effective through December 18, 2006. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust’s obligations under the capital securities. The stated maturity of the Debentures is December 18, 2031. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after December 18, 2006. The Debentures are also subject to redemption prior to December 18, 2006 at 107.5% of par after the occurrence of certain events that would either have a negative tax effect on the Trust or the Corporation or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities. The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond December 18, 2031, the stated maturity date of the Debentures. If the Corporation defers interest payments on the Debentures, the Trust will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest at the applicable distribution rate, compounded quarterly. The Corporation paid $703,000 in interest on the Trust in 2006 and $576,000 and $426,000 in interest on the Trust for the years ended December 31, 2005 and 2004. On December 18, 2006, the Trust was redeemed with the proceeds from Capital Trust II.

10.	Income Taxes

Income tax expense is summarized as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current	$734	$1,426	$225
Deferred	215	(512)	496

Total income tax expense	$949	$914	$721

The provision for income taxes differed from amounts computed by applying the statutory federal rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Tax and federal income tax rate	$1,276	$1,149	$978
Increase (decrease) resulting from:
State income taxes, net of federal benefit	114	95	81
Interest on municipal bonds	(250)	(329)	(327)
Non-taxable life insurance income	(71)	(67)	(62)
Other, net	(120)	66	51

Total	$949	$914	$721

10.	Income Taxes (continued)

The tax effects of significant items comprising the Corporation’s deferred taxes as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Book reserves in excess of tax basis bad debt reserves	$936	$814
Difference between book and deposit premium basis	—	258
Deferred compensation	291	244
Net operating loss	—	134
SFAS No. 115 mark-to-market adjustment	319	330
Other	18	70

Total deferred tax asset	1,564	1,850

Deferred tax liabilities:
Difference between book and tax property basis	132	184
Difference between book and tax Federal Home Loan Bank stock basis	85	85
Deferred loan fees	26	35
Prepaid expenses	68	78

Total deferred tax liability	311	382

Net deferred tax asset	$1,253	$1,468

The deferred tax assets of $1,253,000 and $1,468,000 at December 31, 2006 and 2005 are included in other assets in the balance sheet.

Retained earnings at December 31, 2006 includes approximately $1,636,000 representing pre-1988 tax bad debt base year reserve amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse until indefinite future periods and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolutions, liquidations or redemption of the Bank’s stock.

11.	Employee Benefits

The Corporation has a contributory profit-sharing plan which is available to all eligible employees. Annual employer contributions to the plan consist of an amount which matches participant contributions up to a maximum of 5% of a participant’s compensation and a discretionary amount determined annually by the Corporation’s Board of Directors. The annual contributions to the plan will be 5% of a participant’s compensation. Employer expensed contributions to the plans were $240,000, $207,000 and $240,000 for the years ended December 31, 2006, 2005 and 2004.

12.	Financial Instruments

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments are commitments to extend credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvements the Corporation has in particular classes of financial instruments.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

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

12.	Financial Instruments (continued)

evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing commercial properties.

The Corporation had loan commitments as follows (in thousands):

	As of December 31,
	2006	2005
Fixed/variable interest rate commitments to fund residential credit	$2,013	$2,909
Commitments to fund commercial and construction loans	2,238	1,980
Unused portion of credit lines (principally variable-rate consumer lines secured by real estate)	41,852	42,586

Total	$46,103	$47,475

The Corporation has no additional financial instruments with off-balance sheet risk.

The Corporation did not incur any losses on its commitments in the years ended December 31, 2006, 2005 and 2004.

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2006 (in thousands):

	December 31, 2006
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$9,124	$9,124
Securities available for sale	119,003	119,003
Securities held to maturity	3,182	3,239
Federal Home Loan Bank stock, at cost	3,983	3,983
Federal Reserve Bank stock, at cost	539	539
Loans, net	231,886	232,949
Accrued interest receivable	2,717	2,717
Cash surrender value of life insurance	5,613	5,613
Financial liabilities
Deposits	$248,440	$247,091
Advances from FHLB and other borrowings	70,000	70,514
Securities sold under agreement to repurchase	28,533	28,025
Floating rate junior subordinated deferrable interest debentures	12,372	12,641
Accrued interest payable	784	784
Off-balance-sheet assets (liabilities)
Commitments to extend credit	($46,103)	($46,103)

12.	Financial Instruments (continued)

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2005 (in thousands):

	December 31, 2005
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$8,380	$8,380
Securities available for sale	143,079	143,079
Securities held to maturity	3,204	3,247
Federal Home Loan Bank stock, at cost	3,976	3,976
Federal Reserve Bank stock, at cost	539	539
Loans, net	192,577	193,724
Accrued interest receivable	2,429	2,429
Cash surrender value of life insurance	5,404	5,404
Financial liabilities
Deposits	$234,988	$235,021
Advances from FHLB and other borrowings	75,715	76,427
Securities sold under agreement to repurchase	24,615	24,499
Floating rate junior subordinated deferrable interest debentures	8,247	8,217
Accrued interest payable	520	520
Off-balance-sheet assets (liabilities)
Commitments to extend credit	($47,475)	($47,475)

13.	Supplemental Cash Flow Disclosures

	Years Ended December 31,
	2006	2005	2004
Cash paid for:
Income taxes	$1,076	$1,652	$120
Interest	12,703	8,783	7,198
Non-cash transactions:
Loans foreclosed	283	229	757
Unrealized gain (loss) on securities available for sale	($939)	($942)	$168

14.	Commitments and Contingencies

Lease commitments - The Corporation leases certain Bank facilities under rental agreements that have expiration dates between 2018 and 2025. Future minimum rental payments due under these leases are as follows:

Years Ended
2007	$446,112
2008	446,112
2009	446,112
Thereafter	$4,507,344

Total rent expense for the years ended December 31, 2006, 2005 and 2004 was $334,000, $197,000 and $186,000, respectively.

Lines of credit - At December 31, 2006, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $17,350,000 and the ability to borrow an additional $21,380,000 from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amount due from banks.

14.	Commitments and Contingencies (continued)

The Corporation makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Piedmont region of South Carolina and North Carolina. The Corporation’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Management has identified a concentration of a type of lending that it is monitoring. This concentration of commercial non-mortgage loans totaled $93.6 million at December 31, 2006 representing 361% of total equity and 40% of loans receivable. At December 31, 2005 this concentration totaled $70.7 million representing 279% of total equity and 36% of net loans receivable. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and are generally secured by a variety of collateral types, primarily accounts receivable, inventory and equipment.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios. Management has determined that the Corporation has a concentration of loans that exceed one of the regulatory guidelines for loan-to-value ratios. This particular guideline states that the total amount by which commercial, agricultural, and multifamily and other non-residential properties exceed the regulatory maximum loan-to-value ratio limits should not exceed 30% of a bank’s total risk-based capital. The excess over regulatory guidelines for these types of loans totaled $12.2 million at December 31, 2006 representing 33.1% of the Bank’s total risk-based capital. These amounts exceeded regulatory guidelines by $1.1 million and 3.1%, respectively.

Additionally, there are industry practices that could subject the Corporation to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Corporation makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Corporation to unusual credit risk.

The Corporation’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio.

The Corporation places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Litigation - The Corporation is involved in legal actions in the normal course of business. In the opinion of management, based on the advice of its general counsel, the resolution of these matters will not have a material adverse impact on future results of operations or the financial position of the Corporation.

Potential Impact of Changes in Interest Rates - The Corporation’s profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Corporation’s interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. Management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

15.	Stock Option Plans

At December 31, 2006, the Corporation had the following stock options outstanding.

Grant Date	Shares Granted	Average Exercise Price Per Share	Average Intrinsic Value(1)	Expiration Date	Earliest Date Exercisable
May, 1998	23,730	$15.83	$85,190	May, 2008	May, 1998
October, 2000	1,700	8.75	18,139	October, 2010	October, 2000
January, 2001	19,265	9.06	199,585	January, 2011	January, 2001
January, 2002	17,985	10.36	162,944	January 2012	January, 2002
April, 2002	750	13.00	4,815	April, 2012	April, 2002
November, 2002	1,000	13.25	6,170	November, 2012	November, 2002
December, 2003	41,500	16.75	110,805	December, 2013	December, 2003
January, 2005	1,500	16.60	4,230	January, 2015	January, 2005
March, 2005	24,250	17.26	52,380	March, 2015	March, 2005

Total shares granted	131,680		$644,258

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Corporation’s stock.

At December 31, 2006, the Corporation had the following options exercisable:

Fiscal Year	Range of exercise price	Weighted Average Remaining Contractual Life	Number Options Exercisable	Average Exercise Price
1998	$15.83	3.3 years	23,730	$15.83
2000	8.75	3.8 years	1,700	8.75
2001	9.06	5 years	19,265	9.06
2002	10.36-13.25	5.6 years	18,235	10.96
2003	16.75	7 years	33,200	16.75
2005	16.60	8 years	1,500	16.60
2005	17.26	7.9 years	25,750	17.26

	$8.75-$17.26	5.8 years	123,380	$12.70

Options for the three previous fiscal years were forfeited and exercised as follows:

	Stock options	Weighted average exercise
Outstanding at December 31, 2003	243,931	10.35
Granted	—	—
Forfeited	(500)	9.06
Exercised	(60,635)	8.95

Outstanding at December 31, 2004	182,796	11.13
Granted	27,250	17.22
Forfeited	(1,525)	16.43
Exercised	(70,258)	6.94

Outstanding at December 31, 2005	138,263	$14.40

Granted	—	—
Forfeited	(750)	14.62
Exercised	(5,833)	9.75

Outstanding at December 31, 2006	131,680	$14.60

The intrinsic value of options exercised for the year ending 12/31/06 was $49,473.

16.	Liquidation Account, Dividend Restrictions and Regulatory Matters

On August 7, 1987, the Bank completed its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. A special liquidation account was established by the Bank for the pre-conversion retained earnings of approximately $3,718,000. The liquidation account is maintained for the benefit of depositors who held a savings or demand account as of the March 31, 1986 eligibility or the June 30, 1987 supplemental eligibility record dates who continue to maintain their deposits at the Bank after the conversion. In the event of a future liquidation (and only in such an event), each eligible and supplemental eligible account holder who continues to maintain his or her deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account will be decreased in an amount proportionately corresponding to decreases in the deposit account balances of eligible and supplemental eligible account holders on each subsequent annual determination date. Except for payment of dividends by the Bank to Provident Community Bancshares and repurchase of the Bank’s stock, the existence of the liquidation account will not restrict the use or application of such net worth.

The Bank is prohibited from declaring cash dividends on its common stock or repurchasing its common stock if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account or the minimum regulatory capital requirement. In addition, the Bank is also prohibited from declaring cash dividends and repurchasing its own stock without prior regulatory approval if the total amount of all dividends and stock repurchases (including any proposed dividends and stock repurchases) for the applicable calendar year exceeds its current year’s net income plus its retained net income for the preceding two years. Under current OCC regulations the Bank is limited in the amount it may loan to affiliates, including the Corporation. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of bank capital and surplus.

The Bank and the Corporation are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2006, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the Bank was “well capitalized” under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be “well capitalized”, the bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2006 that management believes have changed the bank’s classification.

Under present regulations of the OCC, the Bank must have core capital (leverage requirement) equal to 4.0% of assets, of which 1.5% must be tangible capital, excluding intangible assets. The Bank must also maintain risk-based regulatory capital as a percent of risk weighted assets at least equal to 8.0%. In measuring compliance with capital standards, certain adjustments must be made to capital and total assets.

16.	Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

	December 31, 2006
	Actual		Regulatory Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$31,805	8.59%	$14,814	4.00%	$	n/a	n/a	%
Bank	34,143	9.06	15,068	4.00		18,835	5.00
Tier 1 capital ratio
Corporation	31,805	11.96	10,448	4.00		n/a	n/a
Bank	34,143	12.85	10,627	4.00		15,941	6.00
Total risk-based capital ratio
Corporation	37,590	14.13	20,895	8.00		n/a	n/a
Bank	36,897	13.89	21,254	8.00		26,568	10.00

	December 31, 2005
	Actual		Regulatory Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$30,369	8.47%	$14,348	4.00%	$	n/a	n/a	%
Bank	29,465	8.21	14,348	4.00		17,935	5.00
Tier 1 capital ratio
Corporation	30,369	12.97	9,363	4.00		n/a	n/a
Bank	29,465	12.58	9,370	4.00		14,055	6.00
Total risk-based capital ratio
Corporation	32,764	14.00	18,727	8.00		n/a	n/a
Bank	31,859	13.60	18,740	8.00		23,425	10.00

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $1,700,000 at December 31, 2006 and $1,300,000 at December 31, 2005.

17.	Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation:

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

17.	Recently Issued Accounting Standards (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. SFAS 158 is effective for publicly–held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

17.	Recently Issued Accounting Standards (continued)

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Corporation on January 1, 2008. Earlier adoption is permitted in 2007 if the Corporation also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Corporation is currently analyzing the fair value option provided under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

18.	Provident Community Bancshares, Inc. Financial Information
(Parent Corporation Only)

Condensed financial information for Provident Community Bancshares is presented as follows (in thousands):

	As of December 31,
	2006	2005
Condensed Balance Sheets
Assets:
Cash and due from banks	$792	$874
Investment in subsidiary	37,273	32,428
Other	379	303

Total assets	$38,444	$33,605

Liabilities and Shareholders’ Equity:
Accrued interest payable	$105	$25
Floating rate junior subordinated deferrable interest debentures	12,372	8,247
Shareholders’ equity	25,967	25,333

Total liabilities and shareholders’ equity	$38,444	$33,605

	Years Ended December 31,
	2006	2005	2004
Condensed Statements of Income
Equity in undistributed earnings of subsidiary	$3,843	$3,183	$2,714
Interest expense	(863)	(576)	(426)
Other expense, net	(177)	(141)	(132)

Net income	$2,803	$2,466	$2,156

Condensed Statements of Cash Flows
Operating Activities:
Net income	$2,803	$2,466	$2,156
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(3,843)	(3,183)	(2,714)
Decrease in other assets and liabilities, net	4	54	56

Net cash used in operating activities	(1,036)	(663)	(502)

Financing Activities:
Dividends received from subsidiary	1,000	3,500	2,000
Capital contribution to subsidiary	(2,000)	—	—
Dividend reinvestment plan contributions	112	108	110
Dividends paid	(807)	(771)	(783)
Share repurchase program	(1,524)	(1,897)	(1,074)
Proceeds from the issuance of trust preferred securities	12,372	—	—
Redemption of trust preferred securities	(8,247)	—	—
Proceeds from the exercise of stock options	48	129	93

Net cash provided by financing activities	954	1,069	346

Net increase (decrease) in cash and due from banks	(82)	406	(156)
Cash and due from banks at beginning of period	874	468	624

Cash and due from banks at end of period	$792	$874	$468

19.	Quarterly Financial Data (unaudited)

The tables set forth below summarize selected financial data regarding results of operations for the periods indicated (in thousands, except common share data).

	For the year ended December 31, 2006
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$5,427	$5,769	$6,018	$6,277	$23,491
Interest expense	2,773	3,088	3,467	3,639	12,967

Net interest income	2,654	2,681	2,551	2,638	10,524
Provision for loan losses	175	135	45	115	470
Non-interest income	686	727	720	743	2,876
Non-interest expense	2,187	2,373	2,294	2,324	9,178
Provision for income taxes	279	261	281	128	949

Net income	699	639	651	814	2,803

Net income per common share—Basic	0.37	0.34	0.35	0.44	1.50

Net income per common share—Diluted	0.36	0.33	0.35	0.44	1.48

	For the year ended December 31, 2005
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$4,411	$4,708	$4,904	$5,190	$19,213
Interest expense	1,961	2,208	2,326	2,475	8,970

Net interest income	2,450	2,500	2,578	2,715	10,243
Provision for loan losses	208	341	220	100	869
Non-interest income	577	673	692	601	2,543
Non-interest expense	2,102	2,090	2,170	2,175	8,537
Provision for income taxes	178	193	242	301	914

Net income	539	549	638	740	2,466

Net income per common share—Basic	0.28	0.29	0.33	0.39	1.29

Net income per common share—Diluted	0.27	0.28	0.33	0.38	1.26

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

No changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

Item 9A.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

For information concerning the Board of Directors of Provident Community Bancshares, the information contained under the section captioned “Proposal I — Election of Directors” and “Corporate Governance Director Compensation” in the Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this Form 10-K and to the section captioned “Compliance with Section 16(a) of the Exchange Act” for information regarding compliance with section 16(a) of the Exchange Act.

For information concerning the Corporation’s code of ethics, the information contained under the section captioned “Corporate Governance — Code of Ethics and Business Conduct” in the Proxy Statement is incorporated herein by reference. A copy of the code of ethics is available, in the Investor Relations Section of our website at www.providentonline.com.

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of Provident Community Bancshares. The day-to-day management duties of the executive officers of Provident Community Bancshares and the Bank relate primarily to their duties as to the Bank. The executive officers of Provident Community Bancshares currently are as follows:

Name	Age(1)	Position as of December 31, 2006
Dwight V. Neese	56	President, Chief Executive Officer and Director
Richard H. Flake	58	Executive Vice President - Chief Financial Officer
Lud W. Vaughn	56	Executive Vice President - Chief Operating Officer

(1)	At December 31, 2006.

Dwight V. Neese was appointed as President and Chief Executive Officer of the Bank effective September 5, 1995. As President and Chief Executive Officer of the Bank and Provident Community Bancshares, Mr. Neese is responsible for daily operations of the Bank and implementation of the policies and procedures approved by the board of Directors.

Richard H. Flake joined the Company in September 1995.

Lud W. Vaughn joined the Company in April 2003. Prior to joining the Company, Mr. Vaughn was Senior Vice President for Bank of America in Rock Hill, South Carolina.

Item 11.	Executive Compensation

The information contained under the sections captioned “Executive Compensation” and “Corporate Governance-Director Compensation” in the Proxy Statement is incorporated herein by reference.

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

(c) Management of Provident Community Bancshares knows of no arrangements, including any pledge by any person of securities of Provident Community Bancshares, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2006.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	123,383	$12.70	158,123
Equity compensation plans not approved by security holders	—	—	—
Total	123,383	$12.70	158,123

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I–Election of Directors” and “Other Information Relating to Director and Executive Officers-Transactions with Related Persons” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “Proposal 2—Ratification of Appointment of Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits

Exhibits

3(a)	Amended and Restated Certificate of Incorporation(1)

3(b)	Bylaws(1)

10(a)	Employment Agreement with Dwight V. Neese(2)

10(b)	Employment Agreement with Richard H. Flake(2)

10(c)	Provident Community Bancshares, Inc. 1995 Stock Option Plan(3)

10(d)	Provident Community Bancshares, Inc. 2001 Stock Option Plan(4)

10(e)	Provident Community Bancshares, Inc. 2006 Stock Option Plan(5)

10(f)	Change in Control Agreement with Lud W. Vaughn(2)

21	Subsidiaries of the Registrant

23	Consent of Independent Auditor

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated herein by reference to Provident Community Bancshares’ Form 10-Q for the quarter ended June 30, 2006.

(2)	Incorporated herein by reference to Provident Community Bancshares’ Form 10-KSB for the year ended September 30, 2003.

(3)	Incorporated herein by reference to Exhibit A to Provident Community Bancshares’ Proxy Statement for its 1996 Annual Meeting of Stockholders.

(4)	Incorporated herein by reference to Appendix A to Provident Community Bancshares’ Proxy Statement for its 2000 Annual Meeting of Stockholders.

(5)	Incorporated herein by reference to Appendix A to Provident Community Bancshares’ Proxy Statement for its 2005 Annual Meeting of Stockholders.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.

Date: March 20, 2007	By:	/s/ Dwight V. Neese
Dwight V. Neese President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwight V. Neese	By:	/s/ Carl L. Mason
	Dwight V. Neese (Principal Executive Officer)		Carl L. Mason Director

Date: March 20, 2007		Date: March 20, 2007

By:	/s/ Richard H. Flake	By:	/s/ Phillip C. Wilkins
	Richard H. Flake (Principal Financial and Accounting Officer)		Phillip C. Wilkins Director

Date: March 20, 2007		Date: March 20, 2007

By:	/s/ Robert A. Breakfield
Robert A. Breakfield Director

Date: March 20, 2007

By:	/s/ James W. Edwards
James W. Edwards Director

Date: March 20, 2007

By:	/s/ William M. Graham
William M. Graham Director

Date: March 20, 2007

By:	/s/ Louis M. Jordan
Louis M. Jordan Director

Date: March 20, 2007