Form 10-Q
period 2007-03-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2007-05-14
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-Q

(Mark One)

   X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2007

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


               2700 Celanese Road, Rock Hill, South Carolina 29732
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (803) 325-9400
                                 --------------
              (Registrant's telephone number, including area code)

                203 West Main Street, Union, South Carolina 29379
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Large accelerated filer      Accelerated filer      Non-accelerated filer   X
                        ----                   ----                        ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)   Yes         No  X
                                      -----      -----

The Corporation had 1,826,844 shares, $0.01 par value, of common stock issued and outstanding as of May 2, 2007.


              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX
Part I.           Financial Information                                                     Page
                  ---------------------                                                     ----

                  Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 2007
                   and December 31, 2006                                                      3

                  Consolidated Statements of Income for the three
                   months ended March 31, 2007 and 2006                                       4

                  Consolidated Statements of Cash Flows for the three
                   months ended March 31, 2007 and 2006                                       5

                  Consolidated Statements of Shareholders' Equity and
                  Comprehensive Income (Loss)for the three months
                  ended March 31, 2007 and 2006                                               6

                  Notes to Consolidated Financial Statements                               7-13

                  Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                           13-26

                  Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                                       26-28

                  Item 4.  Controls and Procedures                                           28

Part II.          Other Information
                  -----------------

                  Item 1.   Legal Proceedings                                                29

                  Item 1A. Risk Factors                                                      29

                  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      29

                  Item 3.   Defaults Upon Senior Securities                                  30

                  Item 4.   Submission of Matters to a Vote of Security Holders              30

                  Item 5.   Other Information                                                30

                  Item 6.   Exhibits                                                         30

                  Signatures                                                                 31



Part 1.    Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006

                                                                          March 31,                December 31,
ASSETS                                                                       2007                     2006
                                                                         (Unaudited)                (Audited)
                                                                     ---------------------     --------------------
                                                                                (DOLLARS IN THOUSANDS)
Cash and due from banks                                            $               12,153    $               9,124
Investment and mortgage-backed securities
  Held to maturity                                                                  3,176                    3,182
  Available for sale                                                              118,033                  119,003
                                                                     ---------------------     --------------------
Total investment and mortgage-backed securities                                   121,209                  122,185
                                                                     ---------------------     --------------------
Loans, net                                                                        236,926                  231,886
Office properties and equipment, net                                                5,569                    5,708
Federal Home Loan Bank Stock, at cost                                               3,466                    3,983
Federal Reserve Stock, at cost                                                        539                      539
Accrued interest receivable                                                         2,548                    2,717
Intangible assets                                                                   3,582                    3,741
Cash surrender value of life insurance                                              8,880                    5,613
Other assets                                                                        1,959                    2,134
                                                                     ---------------------     --------------------
TOTAL ASSETS                                                       $              396,831    $             387,630
                                                                     =====================     ====================

LIABILITIES

Deposits                                                           $              264,417    $             248,440
Advances from the Federal Home Loan Bank                                           61,500                   70,000
Securities sold under agreements to repurchase                                     29,696                   28,533
Floating rate junior subordinated deferrable interest debentures                   12,372                   12,372
Accrued interest payable                                                              868                      784
Other liabilities                                                                   1,435                    1,534
                                                                     ---------------------     --------------------
TOTAL LIABILITIES                                                                 370,288                  361,663
                                                                     ---------------------     --------------------

Commitments and contingencies-Note 4

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                               --                       --
Common stock - $0.01 par value,
  authorized - 5,000,000 shares,
   issued and outstanding - 1,826,844 shares at 3/31/07
   and 1,830,528 at 12/31/06                                                           20                       20
Additional paid-in capital                                                         12,545                   12,506
Accumulated other comprehensive loss                                                 -423                     -610
Retained earnings, substantially restricted                                        19,361                   18,912
Treasury stock, at cost                                                            -4,960                   -4,861
                                                                     ---------------------     --------------------
TOTAL SHAREHOLDERS' EQUITY                                                         26,543                   25,967
                                                                     ---------------------     --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $              396,831    $             387,630
                                                                     =====================     ====================

See notes to consolidated financial statements.



PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2007 and 2006 (unaudited)

                                                                                      Three Months Ended
                                                                              March 31                  March 31
                                                                                2007                      2006
                                                                        ---------------------     ---------------------
                                                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
  Loans                                                               $                4,776    $                3,789
  Deposits and federal funds sold                                                         27                        16
  Mortgage-backed securities                                                             290                       282
  Interest and dividends on
   investment securities                                                               1,326                     1,340
                                                                        ---------------------     ---------------------
Total Interest Income                                                                  6,419                     5,427
                                                                        ---------------------     ---------------------

Interest Expense:
  Deposit accounts                                                                     2,389                     1,705
  Floating rate junior subordinated deferrable interest debentures                       223                       168
  Advances from the FHLB and other borrowings                                          1,073                       900
                                                                        ---------------------     ---------------------
Total Interest Expense                                                                 3,685                     2,773
                                                                        ---------------------     ---------------------

Net Interest Income                                                                    2,734                     2,654
  Provision for loan losses                                                              160                       175
                                                                        ---------------------     ---------------------
Net Interest Income After
   Provision for Loan Losses                                                           2,574                     2,479
                                                                        ---------------------     ---------------------

Non-Interest Income:
  Fees for financial services                                                            701                       632
  Other fees, net                                                                         22                        41
  Net gain on sale of investments                                                         --                        13
                                                                        ---------------------     ---------------------
Total Non-Interest Income                                                                723                       686
                                                                        ---------------------     ---------------------

Non-Interest Expense:
  Compensation and employee benefits                                                   1,182                     1,087
  Occupancy and equipment                                                                583                       486
  Deposit insurance premiums                                                               7                         8
  Professional services                                                                  111                       117
  Advertising/public relations                                                            69                        36
  Loan operations                                                                         40                        14
  Intangible amortization                                                                159                       159
  Items processing                                                                        56                        51
  Telephone                                                                               45                        39
  Other                                                                                  187                       189
                                                                        ---------------------     ---------------------
Total Non-Interest Expense                                                             2,439                     2,186
                                                                        ---------------------     ---------------------

Income Before Income Taxes                                                               858                       979
Income tax expense                                                                       209                       280
                                                                        ---------------------     ---------------------
Net Income                                                            $                  649    $                  699
                                                                        =====================     =====================

Basic Net Income Per Common Share                                     $                 0.36    $                 0.37
                                                                        =====================     =====================

Diluted Net Income Per Common Share                                   $                 0.35    $                 0.36
                                                                        =====================     =====================

Dividend Per Common Share                                             $                 0.11    $                 0.10
                                                                        =====================     =====================

Weighted Average Number of
  Common Shares Outstanding

Basic                                                                              1,827,373                 1,896,210

Diluted                                                                            1,862,194                 1,917,866

See notes to consolidated financial statements.


PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006 (unaudited)

                                                                            Three Months Ended
                                                                    March 31,                March 31,
                                                                       2007                     2006
                                                               ---------------------    ---------------------
                                                                              (IN THOUSANDS)

OPERATING ACTIVITIES:
Net income                                                                     $649                     $699
Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
  Provision for loan losses                                                     160                      175
  Amortization of intangibles                                                   159                      159
  Depreciation expense                                                          139                      148
  Recognition of deferred income, net of costs                                 -118                     -124
  Deferral of fee income, net of costs                                          197                      122
  Gain on investment transactions                                                --                      -13
  Changes in operating assets and liabilities:
   Decrease in accrued interest receivable                                      169                      192
   Increase in cash surrender value of life insurance                        -3,267                       --
   Decrease in other assets                                                     175                       87
   Increase (decrease) in other liabilities                                      84                     -349
   Increase (decrease) in accrued interest payable                              -99                       83
                                                               ---------------------    ---------------------

Net cash (used) provided by operating activities                             -1,752                    1,179
                                                               ---------------------    ---------------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                                       -21,800                   -1,656
Proceeds from sale of investment and mortgage-
    backed securities available for sale                                         --                    7,437
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                        22,109                    2,026
   Held to maturity                                                               6                        6
Principal repayments on mortgage-backed securities:
   Available for sale                                                           848                    1,903
Net increase in loans                                                        -5,279                   -9,374
Redemption of FHLB stock                                                        517                    1,028
Purchase of office properties and equipment                                      --                     -455
                                                               ---------------------    ---------------------

Net cash (used) provided by investing activities                             -3,599                      915
                                                               ---------------------    ---------------------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                     28                       27
Dividends paid in cash                                                         -200                     -190
Proceeds from the exercise of stock options                                      11                       15
Share repurchase program                                                        -99                     -222
Repayment of  term borrowings                                                -8,500                  -26,715
Increase in other borrowings                                                  1,163                   10,000
Increase in deposit accounts                                                 15,977                   14,615
                                                               ---------------------    ---------------------

Net cash (used)  provided by financing activities                             8,380                   -2,470
                                                               ---------------------    ---------------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                       3,029                     -376

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                     9,124                    8,380
                                                               ---------------------    ---------------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                         $12,153                   $8,004
                                                               =====================    =====================

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                                   $9                      $38
  Interest                                                                    3,601                    2,690

Non-cash transactions:
  Loans foreclosed                                                               --                      $73

See notes to consolidated financial statements.



              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
             Three Months Ended March 31, 2007 and 2006 (unaudited)



                                                                        Retained    Accumulated
                                                           Additional   Earnings,      Other      Treasury     Total
                                            Common Stock    Paid-in   Substantially Comprehensive  Stock    Shareholders'
                                           Shares   Amount  Capital    Restricted   Income (loss)  at Cost     Equity
                                         ---------- ------ ---------- ------------- -------------  -------- -------------
                                                            (Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2005             1,905,897    $20    $12,346       $16,916         -$612  -$3,337       $25,333

Net income                                                                     699                                  699

  Other comprehensive income, net of tax
   on unrealized holding losses on
   securities available for sale arising
   during period                                                                            -839                   -839
  Less reclassification adjustment for                                                         9                      9
   gains included in net income                                                     -------------          -------------

  Comprehensive loss                                                                                               -131

Stock option activity, net                   2,086                15                                                 15

Dividend reinvestment plan contributions     1,628                27                                                 27

Share repurchase program                   -12,352                                                   -222          -222

Cash dividend ($.10 per share)                                                -190                                 -190

                                         ---------- ------ ---------- ------------- ------------- -------- -------------

BALANCE AT MARCH 31, 2006                1,897,259    $20    $12,388       $17,425       -$1,442  -$3,559       $24,832
                                         ========== ====== ========== ============= ============= ======== =============

BALANCE AT DECEMBER 31, 2006             1,830,528    $20    $12,506       $18,912         -$610  -$4,861       $25,967

Net income                                                                     649                                  649

  Other comprehensive income, net of tax
   on unrealized holding gains on
   securities available for sale arising
   during period                                                                             187                    187
  Less reclassification adjustment for                                                        --                     --
   gains included in net income                                                     -------------          -------------

  Comprehensive income                                                                                              836

Stock option activity, net                      --                11                                                 11

Dividend reinvestment plan contributions     1,377                28                                                 28

Share repurchase program                    -5,061                                                    -99           -99

Cash dividend ($.11 per share)                                                -200                                 -200

                                         ---------- ------ ---------- ------------- ------------- -------- -------------

BALANCE AT MARCH 31, 2007                1,826,844    $20    $12,545       $19,361         -$423  -$4,960       $26,543
                                         ========== ====== ========== ============= ============= ======== =============

              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Presentation of Consolidated Financial Statements
         -------------------------------------------------

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the "Corporation" or "Provident") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

Recently Issued Accounting Standards

 The following is a summary of recent  authoritative  pronouncements that affect
accounting,   reporting,   and  disclosure  of  financial   information  by  the
Corporation:

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This
Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption did not have a material impact on the reported results of operations or financial conditions of the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date--the date at which the benefit obligation and plan assets are measured--is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company's financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion--1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Corporation on January 1, 2008. Earlier adoption is permitted in 2007 if the Corporation also elects to apply the provisions of SFAS 157, "Fair Value Measurement." The Corporation is currently analyzing the fair value option provided under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2. Income Per Share
   ----------------

 Basic income per share amounts for the three months ended March 31, 2007 and 2006 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation for the three months ended March 31, 2007 and 2006 were 34,821 and 21,656, respectively.

 3. Assets Pledged
    --------------

 Approximately $72,635,000 and $74,387,000 of debt securities at March 31, 2007 and December 31, 2006, respectively, were pledged by Provident Community Bank, N.A. (the "Bank") as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances the Bank's Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Contingencies and Loan Commitments
   ----------------------------------

         In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2007 related to these items is summarized below:

   Loan Commitments:                                        Contract Amount
   ----------------                                         ---------------

            Approved loan commitments                         $   2,136,000
            Unadvanced portions of loans and credit lines        55,282,000
                                                                 ----------
            Total loan commitments                            $  57,418,000
                                                                 ==========

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at March 31, 2007 consisted of fixed and adjustable rate loans at rates ranging from 6.5% to 8.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $136,233,000 at March 31, 2007. Of these lines, the outstanding loan balances totaled approximately $80,951,000.

5. Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures
   ----------------------------------------------------------------------

On July 18, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust I ("Capital Trust I"). The Corporation is the owner of all of the common securities of Capital Trust I. On July 21, 2006, Capital Trust I issued $4,000,000 in the form of floating/fixed rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $124,000 capital contribution for Capital Trust I's common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due October 1, 2036 (the "Debentures"), which constitute the sole asset of Capital Trust I. The interest rate on the Debentures and the capital securities will be equal to 7.393% for the first five years. Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The Corporation has, through the Trust Agreement establishing Capital Trust I, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Capital Trust I obligations under the capital securities. The stated maturity of the Debentures is October 1, 2036. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The Debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events that would either have a negative tax effect on Capital Trust I or the Corporation or would result in Capital Trust I being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, Capital Trust I will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities. The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond October 1, 2036, the stated maturity date of the Debentures. If the Corporation defers interest payments on the Debentures, Capital Trust I will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest at the applicable distribution rate, compounded quarterly.

On November 28, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust ("Capital Trust II"). The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust (the "Trust") issued on December 18, 2001. The proceeds from this issuance, along with the Corporation's $247,000 capital contribution for the Trust's common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due March 1, 2037 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR, with an initial rate of 7.11%. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the capital securities. The stated maturity of the Debentures is March 1, 2037. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The Debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events that would either have a negative tax effect on the Trust or the Corporation or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities. The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond March 1, 2037, the stated maturity date of the Debentures. If the Corporation defers interest payments on the Debentures, the Trust will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest at the applicable distribution rate, compounded quarterly.

On November 14, 2001, the Corporation sponsored the creation of the Trust. The Corporation is the owner of all of the common securities of the Trust. On December 18, 2001, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $248,000 capital contribution for the Trust's common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 3.60% over the three-month LIBOR, with an initial rate of 5.60%. The Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after December 18, 2006. On December 18, 2006, the Trust was redeemed with the proceeds from Capital Trust II.

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:


                                 Amount Outstanding at
                                        March 31,
                                 ------------------------                                              Distribution
                                                                    Prepayment                            Payment
             Name                   2007        2006       Rate    Option Date         Maturity         Frequency
-------------------------------- ---------- ------------- ------ ----------------- ------------------- --------------
Union Financial Statutory
Trust I                                $--   $8,000,000   8.53%  December 18, 2006  December 18, 2031    Quarterly
-------------------------------- ---------- ------------- ------ ----------------- ------------------- --------------
Provident Community
Bancshares Capital Trust I       4,000,000       B        7.39%    October 1, 2011    October 1, 2036    Quarterly
-------------------------------- ---------- ------------- ------ ----------------- ------------------- --------------
Provident Community
Bancshares Capital Trust II      8,000,000       B        7.10%      March 1, 2012      March 1, 2037    Quarterly
-------------------------------- ---------- ------------- ------ ----------------- ------------------- --------------

         Total                 $12,000,000
                               ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies
----------------------------
The Corporation has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of financial statements.

Certain accounting policies involve significant judgments and assumptions by management which, if incorrect, could have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation.

The Corporation believes the allowance for loan losses is a critical accounting policy that requires significant judgments and estimates used in the preparation of consolidated financial statements. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the composition and volume of the loan portfolio, overall portfolio quality, delinquency levels, a review of specific problem loans, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. A portion of the allowance is established by segregating the loans by residential mortgage, commercial and consumer loans and assigning allocation percentages based on historical loss experience and delinquency trends. The applied allocation percentages are reevaluated at least annually to ensure their relevance in the current economic environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. Additionally, a portion of the allowance is established based on the level of classified assets.

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

Financial Condition
-------------------

Assets
------

Total assets of the Corporation increased $9,201,000, or 2.37%, to $396,831,000 at March 31, 2007 from $387,630,000 at December 31, 2006. Investments and mortgage-backed securities decreased approximately $976,000, or 0.80%, from December 31, 2006 to March 31, 2007, due to the maturity of government sponsored enterprise securities, offset by the purchase of Freddie Mac securities. Proceeds from the maturity of investment securities were utilized to fund growth in higher-yielding loans. Cash and due from banks increased $3,029,000, or 33.2%, to $12,153,000 at March 31, 2007 from $9,124,000 at December 31, 2006 due to an increase in fed funds sold as a result of deposit growth.

Investment and Mortgage-backed Securities
-----------------------------------------

 Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

                                 March 31, 2007            December 31, 2006
                                ---------------           ------------------
                            Amortized          Fair      Amortized      Fair
                              Cost             Value       Cost         Value
                              ----             -----       ----         -----

Municipal Securities         $3,176           $3,239      $3,182        $3,239
                             ======           ======      ======        ======

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

                                                                                  March 31, 2007      December 31, 2006
                                                                                -------------------  -------------------
                                                                                Amortized   Fair     Amortized    Fair
                                                                                  Cost      Value      Cost      Value
                                                                                ---------  --------  ---------  --------
Investment Securities:
  U.S. Agency Obligations                                                      $     511  $    496  $     515  $    500
  Government Sponsored Enterprises                                                66,907    66,270     73,511    72,638
  Municipal Securities                                                            10,291    10,660     10,594    10,970
  Other                                                                           14,310    14,424     14,533    14,644
                                                                                --------- --------- ---------- ---------
Total Investment Securities                                                       92,019    91,850     99,153    98,752
                                                                                --------- --------- ---------- ---------
Mortgage-backed Securities:
  Fannie Mae                                                                      12,717    12,319     13,243    12,813
  Ginnie Mae                                                                       1,207     1,214         55        57
  Freddie Mac                                                                      8,569     8,564      3,111     3,109
  Collateralized Mortgage Obligations                                              4,171     4,086      4,380     4,272
                                                                                --------- --------- ---------- ---------
Total Mortgage-backed Securities                                                  26,664    26,183     20,789    20,251
                                                                                --------- --------- ---------- ---------
Total Available for Sale                                                       $ 118,683  $118,033  $ 119,942  $119,003
                                                                               ========== ========= ========== =========

Loans

Loans  increased  $5,040,000,  or 2.17%,  to $236,926,000 at March 31, 2007. The
Corporation   continues  to  focus  on  consumer  and  commercial  lending  with specialized loan officers and products.

Loans receivable consisted of the following (in thousands):

                                                                                             March 31,     December 31,
                                                                                           -------------- --------------
                                                                                               2007           2006
                                                                                           -------------- --------------
Mortgage loans:
  Fixed rate residential                                                                   $      17,673  $      19,187
  Adjustable-rate residential                                                                      9,581         10,295
  Commercial real estate                                                                          67,103         62,450
  Construction                                                                                     4,819          5,787
Total mortgage loans                                                                              99,176         97,719
Commercial loans:
  Commercial non-real estate                                                                      30,895         42,093
  Commercial lines of credit                                                                      65,217         51,469
Total commercial loans                                                                            96,112         93,562
Consumer loans:
  Home equity                                                                                     15,394         15,936
  Consumer and installment                                                                        31,611         29,827
  Consumer lines of credit                                                                           340            373
Total consumer loans                                                                              47,345         46,136
Total loans                                                                                      242,633        237,417
Less:
  Undisbursed portion of interim
  construction loans                                                                              (2,238)        (2,238)
  Unamortized loan discount                                                                         (546)          (607)
  Allowance for loan losses                                                                       (2,906)        (2,754)
  Net deferred loan origination costs                                                                (17)            68

Total, net                                                                                 $     236,926  $     231,886
                                                                                           -------------- --------------

Weighted-average interest rate of loans                                                             8.23%          8.14%

Cash surrender value of life insurance increased $3,267,000, or 58.2%, to $8,880,000 at March 31, 2007 from $5,613,000 at December 31, 2006 due to the purchase of additional bank-owned life insurance that will be utilized to offset the rapidly rising costs of providing our employee benefits.

Liabilities
-----------

Total liabilities increased $8,625,000, or 2.38%, to $370,288,000 at March 31, 2007 from $361,663,000 at December 31, 2006. Deposits increased $15,977,000, or
6.43%, to $264,417,000 at March 31, 2007 from $248,440,000 at December 31, 2006.
The increase was due primarily to growth in accounts generated from the new banking center openings. The Corporation continues to target lower cost demand deposit accounts through media advertising.

Deposit accounts were as follows (in thousands):

                                                                             March 31, 2007         December 31, 2006
                                                                         ----------------------- -----------------------
                                                                         Rate   Balance     %    Rate   Balance     %
                                                                         ----- --------- ------- ----- --------- -------

Account Type
NOW accounts:
  Commercial non-interest-bearing                                          --  $ 18,036    6.82%   --  $ 16,718    6.73%
  Non-commercial                                                         2.75%   56,886   21.51% 2.82%   52,512   21.14%
Money market checking accounts
                                                                         4.67%   22,087    8.35% 4.22%   14,178    5.71%
Regular savings                                                          0.75%   15,666    5.93% 0.76%   14,930    6.00%
Total demand and savings deposits
                                                                         2.42%  112,675   42.61% 2.20%   98,338   39.58%
Savings certificates:
  Up to 3.00%                                                                    10,142    3.84%         15,557    6.26%
  3.01 %- 4.00%                                                                  26,707   10.10%         23,491    9.46%
  4.01 %- 5.00%                                                                  19,961    7.55%         31,086   12.51%
  5.01 %- 6.00%                                                                  94,907   35.89%         79,943   32.18%
  6.01 %- 7.00%                                                                      25    0.01%             25    0.01%
                                                                                -------- -------        -------- -------
Total savings certificates                                               4.62%  151,742   57.39% 4.47%  150,102   60.42%
                                                                                -------- -------        -------- -------

Total deposit accounts                                                   3.68% $264,417  100.00% 3.56% $248,440  100.00%
                                                                               --------- -------       --------- -------

At March 31, 2007 and December 31, 2006, the Bank had $61,500,000 and $70,000,000, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):

                                                                               March 31, 2007       December 31, 2006
                                                                            --------------------- ----------------------
                                                                                Wtd Avg Rate           Wtd Avg Rate
                                                                            --------------------- ----------------------

Contractual Maturity:
Within one year - fixed rate                                                $   8,000       4.77% $    21,500      5.18%
Within one year - adjustable rate                                              10,000       5.33%      15,000      5.36%
After one but within three years - fixed rate
                                                                                5,000       4.93%           B         B%
After one but within three years - adjustable rate
                                                                                7,500       5.30%      12,500      5.33%
After three but within five years - adjustable rate                             5,000       4.92%           B         B%
Greater than five years - adjustable rate                                      26,000       4.16%      21,000      4.33%
                                                                             ---------             -----------
Total advances                                                              $  61,500       4.69% $    70,000      5.00%
                                                                            ==========            ============

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances. Borrowings from the Federal Home Loan Bank (the "FHLB") decreased $8,500,000, or 12.14%, to $61,500,000 at March 31, 2007 from $70,000,000 at December 31, 2006. Securities sold under agreement to repurchase increased $1,163,000 to $29,696,000 at March 31, 2007 from $28,533,000 at December 31, 2006. During this period, securities sold under agreement to repurchase provided a lower cost funding alternative to Federal Home Loan Bank advances. The reduction in borrowings was funded with the excess deposit growth.

Shareholders' Equity
--------------------

Shareholders' equity increased $576,000, or 2.22%, to $26,543,000 at March 31, 2007 from $25,967,000 at December 31, 2006 due primarily to net income of $649,000 and a $187,000 decrease in unrealized losses on securities available for sale, offset by the repurchase of 5,061 shares at a cost of $99,000 and dividend payments of $0.11 per share at a cost of $200,000.

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

At March 31, 2007, the Corporation's investment in marketable securities totaled $121,209,000, nearly all of which is available for sale. Approximately $72,635,000 and $74,387,000 of debt securities at March 31, 2007 and December 31, 2006, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $136,233,000 at March 31, 2007. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2007, totaled $109,953,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At March 31, 2007, the Corporation had outstanding $61,500,000 of FHLB borrowings and $29,696,000 of securities sold under agreements to repurchase. At March 31, 2007, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $20,000,000 and the ability to borrow an additional $19,000,000 from FHLB and secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of March 31, 2007, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

As of March 31, 2007, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

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

                                                                           March 31, 2007
                                                 -------------------------------------------------------------------
                                                        Actual          Regulatory Minimum      Well Capitalized
                                                 -------------------- ---------------------- -----------------------
                                                   Amount     Ratio     Amount      Ratio       Amount       Ratio
                                                 ----------- -------- ---------- ----------- ------------  ---------
                                                      $         %         $           %           $            %
Leverage ratio

Corporation                                          32,447     8.34%    15,557        4.00%         n/a        n/a

Bank                                                 35,199     9.06%    15,544        4.00%      19,430       5.00%

Tier 1 capital ratio

Corporation                                          32,447    11.67%    11,115        4.00%         n/a        n/a

Bank                                                 35,199    12.68%    11,106        4.00%      16,658       6.00%

Total risk-based capital ratio

Corporation                                          38,289    13.77%    22,231        8.00%         n/a        n/a

Bank                                                 38,105    13.72%    22,211        8.00%      27,764      10.00%

During fiscal 2003, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 98,000 shares, in fiscal 2004, by an additional 5%, or 95,000 shares in fiscal 2005 and by an additional 5%, or 92,000 shares in fiscal 2006. The shares are to be repurchased either through open market purchases or privately negotiated transactions, depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. During the three months ended March 31, 2007, the Corporation repurchased 5,061 shares. As of March 31, 2007, the Corporation had repurchased a total of 281,202 shares under these authorizations and had 101,798 shares available for repurchase under these authorizations.

Off-Balance Sheet Risk
----------------------

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer's requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $136,233,000 at March 31, 2007. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

For the period ended March 31, 2007, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Results of operations for the three months ended March 31, 2007 and 2006
------------------------------------------------------------------------

General
-------

Net income decreased $50,000, or 7.15%, to $649,000 for the three months ended March 31, 2007 as compared to $699,000 for the same period in 2006 as an increase in net interest income and non-interest income along with a reduction in the provision for loan losses were more than offset by an increase in non-interest expense. The increase in non-interest expense from the prior year quarter reflects the additional expenses associated with opening three banking centers in the previous twelve months.

Average Yields and Rates
------------------------
(dollars in thousands)

                                                                        Three Months Ended March 31,
                                                                   2007                              2006
                                                    ----------------------------------- --------------------------------

                                                      Average                Average     Average              Average
                                                      Balance    Interest  Yield/Cost    Balance  Interest  Yield/Cost
                                                    ------------ -------- ------------- --------- -------- -------------
Interest-earning assets:
Loans (1)                                           $   235,666  $ 4,776          8.11% $197,481  $ 3,789          7.67%
Mortgage-backed securities                               24,636      290          4.70%   26,810      282          4.21%
Investment securities                                   100,541    1,326          5.28%  118,276    1,340          4.53%
Other interest-earning assets                             2,240       27          4.78%    1,500       16          4.26%
                                                     -----------  ------- -------------  --------  ------- -------------
Total interest-earning assets                           363,083    6,419          7.07%  344,067    5,427          6.31%
                                                                  ------- =============            ------- =============
Non-interest-earning assets                              29,421                           26,832
Total assets                                        $   392,504                         $370,899
                                                    ============                        =========
Interest-bearing liabilities:
Deposits                                                261,388    2,389          3.66%  244,745    1,705          2.79%
Floating rate junior subordinated deferrable
 interest debentures                                     12,372      223          7.20%    8,247      168          8.17%
FHLB advances and other borrowings
                                                         89,654    1,073          4.79%   91,291      900          3.95%
                                                     -----------  ------- -------------  --------  ------- -------------
Total interest-bearing liabilities                      363,414    3,685          4.06%  344,283    2,773          3.22%
                                                                  ------- =============            ------- =============
Non-interest-bearing liabilities                          2,696                            1,533
                                                     -----------                         --------
Total liabilities                                       366,110                          345,816
Shareholders = equity                                    26,394                           25,083
Total liabilities and shareholders= equity
                                                    $   392,504                         $370,899
                                                    ============                        =========
Net interest income/spread                                       $ 2,734          3.02%           $ 2,654          3.09%
                                                                 ========                         ========
Net yield on earning assets                                                       3.01%                            3.09%

(1) Average balances of loans include non-accrual loans.

Interest Income
---------------

Interest income increased $992,000, or 18.28%, to $6,419,000 for the three months ended March 31, 2007 as compared to the same period in 2006. Interest income on loans increased by 26.05%, or $987,000, to $4,776,000 for the three months ended March 31, 2007 from $3,789,000 for the three months ended March 31, 2006, due primarily to a higher average balance of loans and higher average rates due to increasing market interest rates along with our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $5,000 for the three months ended March 31, 2007 to $1,643,000 from $1,638,000 during the same period in 2006 due to higher yields from higher market interest rates offset by lower average balances.

Interest Expense
----------------

Interest expense increased $912,000, or 32.89%, to $3,685,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Interest expense on deposit accounts increased $684,000, or 40.12%, to $2,389,000 for the three months ended March 31, 2007 from $1,705,000 during the same period in 2006 due to higher average balances and cost of deposits as a result of higher market rates. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings increased $173,000, or 19.22%, for the three months ended March 31, 2007 as compared to the same period in the previous year due to higher market interest rates. Interest expense on floating rate junior subordinated deferrable interest debentures increased $55,000, or 32.74%, to $223,000 for the three months ended March 31, 2007 from $168,000 during the same period in 2006 due to higher average balances, offset by lower rates due to the repayment of older trust preferred with the proceeds of newer trust preferred with lower rates. In addition, on July 21, 2006, the Corporation completed a private placement of $4 million in trust preferred securities thereby increasing outstanding balances to $12 million at March 31, 2007 compared to $8 million at March 31, 2006.

Provision for Loan Losses
-------------------------

During the three months ended March 31, 2007, the provision for loan losses was $160,000 as compared to $175,000 for the same period in the previous year due to a decrease in nonperforming loans and loans charged-off that was partially offset by loan growth. The provision also reflects the Corporation's continued movement from longer-term, fixed-rate residential mortgage loans to shorter-term, floating-rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Nonperforming loans decreased $206,000 from $1,295,000 at December 31, 2006 to $1,089,000 at March 31, 2007. During the
three months ended March 31, 2007, bad debt charge-offs, net of recoveries, was $8,000 as compared to $28,000 for the same period in the previous year. The Corporation's loan loss allowance at March 31, 2007 was approximately 1.21% of the Corporation's outstanding loan portfolio and 266.85% of non-performing loans compared to 1.17% of the Corporation's outstanding loan portfolio and 212.66% of non-performing loans at December 31, 2006.

The changes in the allowance for loan losses consisted of the following (in thousands):

                 Balance at beginning of period         $   2,754
                 Provision for loan losses                    160
                 Charge-offs, net                              (8)
                                                        ---------
                 Balance at end of period               $   2,906
                                                        =========

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated (dollars in thousands):

                                                                                   March 31, 2007   December 31, 2006
                                                                                  ----------------- -----------------
Non-accruing loans which are
 contractually past due 90 days
 or more:

Real estate                                                                       $             68  $            459
Commercial                                                                                     826               631
Consumer                                                                                       195               205
                                                                                  ----------------- -----------------
Total                                                                             $          1,089  $          1,295
                                                                                  ================= =================

Percentage of loans receivable                                                                0.44%             0.56%
                                                                                  ================= =================

Percentage of allowance for loan losses
to total loans outstanding                                                                    1.21%             1.17%
                                                                                  ================= =================

Allowance for loan losses                                                         $          2,906  $          2,754
                                                                                  ================= =================
Real estate acquired through
foreclosure and repossessed assets                                                $            148  $            148
                                                                                  ================= =================


Non-performing loans for the three months ended March 31, 2007 decreased $206,000 from December 31, 2006 due primarily to a reduction in residential real estate loans. The allowance for loan loss calculation includes a segmentation of loan categories subdivided by residential mortgage, commercial and consumer loans. Each category is rated for all loans including performing groups. The weight assigned to each performing group is developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition to loan loss experience, management's evaluation of the loan portfolio includes the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends and economic conditions. Management evaluates the carrying value of loans periodically and the allowance for loan loss calculation will adjust accordingly.

Non-Interest Income
-------------------

Total non-interest income increased $37,000, or 5.39%, to $723,000 for the three months ended March 31, 2007 from $686,000 for the same period in the previous year. Fees from financial services increased $69,000, or 10.92%, to $701,000 for the three months ended March 31, 2007 from $632,000 for the same period in the previous year. The change was from an increase in service charges due to an increase in the number of transaction accounts.

Non-Interest Expense
--------------------

For the three months ended March 31, 2007, total non-interest expense increased $253,000, or 11.57%, to $2,439,000 from $2,186,000 for the same period in 2006.
The increase was due primarily to higher operating costs associated with banking centers opened in Simpsonville, South Carolina and two in Rock Hill, South Carolina during the previous twelve months. Compensation and employee benefits increased $95,000, or 8.74%, to $1,182,000 for the three months ended March 31, 2007 from $1,087,000 for the same period in 2006 due primarily to higher compensation and benefits costs for normal merit salary increases and additional staff due to the new banking center openings. Occupancy and equipment expense increased $97,000, or 19.96%, to $583,000 for the three months ended March 31, 2007 from $486,000 for the same period in 2006, due primarily to higher lease expense from the new locations. Advertising/public relations expense increased $33,000, or 91.67%, to $69,000 for the three months ended March 31, 2007 from $36,000 for the same period in 2006 due primarily to product and promotion expenses for the new banking center locations and product promotion expenses for business checking accounts. Loan operations expense increased $26,000, or 185.71%, to $40,000 for the three months ended March 31, 2007 from $14,000 for the same period in 2006, due to higher costs associated with loan foreclosures.

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

The primary objective of Asset/Liability management at the Corporation is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles in order to maintain adequate liquidity. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive costing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive costing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of interest-earning assets and interest-bearing liabilities over the entire life of these instruments.

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

Net Interest Income Simulation Analysis. The Corporation analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

The Corporations goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations utilizing interest rate shocks are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The interest rate shocks are compared to board approved policy limits and are reviewed by the Asset/Liability Committee on a quarterly basis. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management's current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of the Corporation's interest rate risk exposure at a particular point in time. The Corporation continually reviews the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of the Corporation's exposure as a percentage of estimated net interest income for the next twelve month period using interest income simulation. The simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise.

The following table reflects changes in estimated net interest income from rate shocks of (+) or (-) 100 and 200 basis points in a rising and falling interest rate environment for the Corporation.

                                          March 31,    December 31,
Change in Rates (Basis Points)              2007           2006
---------------------------------------- -----------  ---------------
+200                                          +1.68%           +3.76%
+100                                          +1.05%           +2.06%
-100                                          -0.91%           -2.42%
-200                                          -8.68%           -5.91%

The Corporation decreased slightly in rising interest rate environments for the period ending March 31, 2007 as compared to the period ending December 31, 2006 due primarily to significant growth in prime-based loan products that was offset by an increase in short-term borrowings.

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

Item  1A.  Risk Factors
           ------------

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

The  following  table  provides  certain   information  with  regard  to  shares
repurchased by the Corporation during the first quarter of 2007.

                                                                (c)                     (d)
                         (a)                               Total Number of        Maximum Number of
                     Total Number           (b)            Shares Purchased      Shares that may be
                      of Shares      Average Price Paid  as part of Publicly       purchased under
      Period          Purchased          per share        Announced Programs           Program
------------------ ---------------- -------------------- -------------------- -------------------------
January 1, 2007
through January
31, 2007                2,700             $19.40                2,700                 104,159
------------------ ---------------- -------------------- -------------------- -------------------------
February 1, 2007
through February
28, 2007                1,751             $20.16                1,751                 102,408
------------------ ---------------- -------------------- -------------------- -------------------------
March 1, 2007
through March 31,
2007                      610             $20.09                  610                  101,798
------------------ ---------------- -------------------- -------------------- -------------------------
  Total                 5,061             $19.75                5,061                   N/A
------------------ ---------------- -------------------- -------------------- -------------------------

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

Item  4. Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                None

Item  5. Other Information
         -----------------

                None

Item  6. Exhibits
         --------

         10(a) Provident  Community   Bank,  Supplemental  Executive  Retirement
         Plan with Dwight V. Neese

         10(b) Provident  Community  Bank,  Supplemental   Executive  Retirement
         Plan #2 with Dwight V. Neese

         10(c) Provident  Community  Bank,  National   Association  Supplemental
         Executive Retirement Plan with Richard H. Flake

         10(d) Provident  Community Bank,  National    Association  Supplemental
         Executive Retirement Plan #2 with Richard H. Flake

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

                      PROVIDENT COMMUNITY BANCSHARES, INC.
                      ------------------------------------
                                  (Registrant)


Date:  May 14, 2007            By:  /s/ Dwight V. Neese
      ------------------           ----------------------------------------
                                    Dwight V. Neese, President and
                                    Chief Executive Officer


Date:  May 14, 2007            By:   /s/ Richard H. Flake
      -------------------           ---------------------------------------
                                     Richard H. Flake, Executive Vice President
                                     and Chief Financial Officer