Form 10-Q
period 2007-06-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2007-08-13
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----                                OF 1934

      For the quarterly period ended June 30, 2007

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                 (803)-325-9400
                                 --------------
              (Registrant's telephone number, including area code)

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
Yes  X           No
    ---            ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer X
                       ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes    No X
                                    ---   ---

The Corporation had 1,796,243 shares, $0.01 par value, of common stock issued and outstanding as of August 6, 2007.

              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

Part I.           Financial Information                                                           Page
                  ---------------------                                                           ----
                  Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of June 30, 2007
                  and December 31, 2006                                                             3

                  Consolidated Statements of Income for the three and six
                  months ended June 30, 2007 and 2006                                               4

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2007 and 2006                                               5

                  Consolidated Statements of Shareholders' Equity and
                  Comprehensive Income (Loss) for the six months
                  ended June 30, 2007 and 2006                                                      6

                  Notes to Consolidated Financial Statements                                     7-11

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                        12-28

                  Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                                             28-29

                  Item 4.  Controls and Procedures                                                 29

Part II. Other Information

                  Item 1.   Legal Proceedings                                                      30

                  Item 1A. Risk Factors                                                            30

                  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds            30

                  Item 3.   Defaults Upon Senior Securities                                        31

                  Item 4.   Submission of Matters to a Vote of Security Holders                    31

                  Item 5.   Other Information                                                      31

                  Item 6.   Exhibits                                                               31

                  Signatures                                                                       33

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006

                                                                                          June 30,        December 31,
                                                                                            2007              2006
ASSETS                                                                                   (Unaudited)       (Audited)
                                                                                      ================= ================
                                                                                            (DOLLARS IN THOUSANDS)
Cash and due from banks                                                              $          12,235 $          9,124
Investment and mortgage-backed securities
  Held to maturity                                                                               3,133            3,182
  Available for sale                                                                           110,541          119,003
                                                                                      ----------------- ----------------
Total investment and mortgage-backed securities                                                113,674          122,185
                                                                                      ----------------- ----------------
Loans, net                                                                                     236,697          231,886
Office properties and equipment, net                                                             5,567            5,708
Federal Home Loan Bank Stock, at cost                                                            3,241            3,983
Federal Reserve Stock, at cost                                                                     539              539
Accrued interest receivable                                                                      2,465            2,717
Intangible assets                                                                                3,469            3,741
Cash surrender value of life insurance                                                           8,972            5,613
Other assets                                                                                     2,814            2,134
                                                                                      ----------------- ----------------
TOTAL ASSETS                                                                         $         389,673 $        387,630
                                                                                      ================= ================

LIABILITIES

Deposits
   Interest-bearing                                                                  $         238,734 $        231,722
   Noninterest-bearing                                                                          19,891           16,718
Advances from the Federal Home Loan Bank                                                        56,500           70,000
Securities sold under agreements to repurchase                                                  32,808           28,533
Floating rate junior subordinated deferrable interest debentures                                12,372           12,372
Accrued interest payable                                                                           814              784
Other liabilities                                                                                2,614            1,534
                                                                                      ----------------- ----------------
TOTAL LIABILITIES                                                                              363,733          361,663
                                                                                      ----------------- ----------------

Commitments and contingencies-Note 4

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares, issued
  and outstanding - None                                                                            --               --
Common stock - $0.01 par value,
  authorized - 5,000,000 shares,
   issued and outstanding - 1,803,462 shares at 6/30/07 and 1,830,528 at 12/31/06                   20               20
Additional paid-in capital                                                                      12,585           12,506
Accumulated other comprehensive loss                                                              (925)            (610)
Retained earnings, substantially restricted                                                     19,751           18,912
Treasury stock, at cost                                                                         (5,491)          (4,861)
                                                                                      ----------------- ----------------
TOTAL SHAREHOLDERS' EQUITY                                                                      25,940           25,967
                                                                                      ----------------- ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $         389,673 $        387,630
                                                                                      ================= ================

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

                                                     Three Months Ended                        Six Months Ended
                                                June 30,             June 30,             June 30,            June 30,
                                                  2007                 2006                 2007                2006
                                          --------------------- ------------------- -------------------- ------------------
                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE)  (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
  Loans                                  $               4,803 $            4,130 $               9,579 $          7,919
  Deposits and federal funds sold                           54                 13                    81               29
  Mortgage-backed securities                               306                278                   596              560
  Interest and dividends on
   investment securities                                 1,297              1,348                 2,623            2,688
                                          --------------------- ------------------  -------------------- ------------------
Total Interest Income                                    6,460              5,769                12,879           11,196
                                          --------------------- ------------------  -------------------- ------------------

Interest Expense:
  Deposit accounts                                       2,397              1,905                 4,786            3,610
  Floating rate junior subordinated
   deferrable interest debentures                          223                179                   445              347
  Advances from the FHLB and other
   borrowings                                            1,093              1,004                 2,167            1,904
                                          --------------------- ------------------  -------------------- ------------------
Total Interest Expense                                   3,713              3,088                 7,398            5,861
                                          --------------------- ------------------  -------------------- ------------------

Net Interest Income                                      2,747              2,681                 5,481            5,335
  Provision for loan losses                                 85                135                   245              310
                                          --------------------- ------------------  -------------------- ------------------
Net Interest Income After
   Provision for Loan Losses                             2,662              2,546                 5,236            5,025
                                          --------------------- ------------------  -------------------- ------------------

Non-Interest Income:
  Fees for financial services                              792                730                 1,493            1,361
  Other fees, net                                           21                 23                    43               65
  Net loss on sale of investments                           (1)               (26)                   (1)             (13)
                                          --------------------- ------------------  -------------------- ------------------
Total Non-Interest Income                                  812                727                 1,535            1,413
                                          --------------------- ------------------  -------------------- ------------------

Non-Interest Expense:
  Compensation and employee benefits                     1,281              1,145                 2,464            2,231
  Occupancy and equipment                                  719                527                 1,303            1,013
  Deposit insurance premiums                                 7                  7                    15               15
  Professional services                                    114                106                   225              223
  Advertising/public relations                              98                 60                   167               97
  Loan operations                                           28                 14                    68               29
  Intangible amortization                                  112                159                   271              318
  Items processing                                          55                 49                   111              100
  Telephone                                                 47                 51                    91               90
  Other                                                    250                255                   436              444
                                          --------------------- ------------------  -------------------- ------------------
Total Non-Interest Expense                               2,711              2,373                 5,151            4,560
                                          --------------------- ------------------  -------------------- ------------------

Income Before Income Taxes                                 763                900                 1,620            1,878
Income tax expense                                         162                261                   370              540
                                          --------------------- ------------------  -------------------- ------------------
Net Income                               $                 601 $              639 $               1,250 $          1,338
                                          ===================== ==================  ==================== ==================

Basic Net Income Per Common Share        $                0.33 $             0.34 $                0.69 $           0.71
                                          ===================== ==================  ==================== ==================

Diluted Net Income Per Common Share      $                0.32 $             0.33 $                0.67 $           0.70
                                          ===================== ==================  ==================== ==================

Dividend Per Common Share                $               0.115 $             0.11 $               0.215 $           0.21
                                          ===================== ==================  ==================== ==================

Weighted Average Number of
  Common Shares Outstanding

Basic                                                1,819,761          1,887,582             1,823,546        1,891,873

Diluted                                              1,857,730          1,911,663             1,859,950        1,914,748

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006 (unaudited)

                                                                                                Six Months Ended
                                                                                           June 30,         June 30,
                                                                                             2007             2006
                                                                                        --------------- ----------------
                                                                                                 (IN THOUSANDS)

OPERATING ACTIVITIES:

Net income                                                                              $        1,250  $         1,338
Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
  Provision for loan losses                                                                        245              310
  Amortization of intangibles                                                                      271              318
  Depreciation expense                                                                             321              306
  Recognition of deferred income, net of costs                                                    (258)            (281)
  Stock compensatio expense                                                                         22               24
  Deferral of fee income, net of costs                                                             311              295
  Loss on investment transactions                                                                    1               13
  Loss on writedown of fixed asset                                                                 135               --
  Changes in operating assets and liabilities:
   Decrease in accrued interest receivable                                                         252               14
   Increase in cash surrender value of life insurance                                           (3,359)              --
   Increase in other assets                                                                       (680)            (988)
   Increase in other liabilities                                                                 1,080              664
   Increase in accrued interest payable                                                             30               29
                                                                                        --------------- ----------------

Net cash (used) provided by operating activities                                                  (379)           2,042
                                                                                        --------------- ----------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                                                          (25,298)          (9,218)
Proceeds from sale of investment and mortgage-
    backed securities                                                                            4,965           15,952
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                                           25,995            2,035
Principal repayments on mortgage-backed securities:
   Available for sale                                                                            2,533            3,921
Net increase in loans                                                                           (5,108)         (22,051)
Redemption of FHLB stock                                                                           742              560
Purchase of office properties and equipment                                                       (315)            (753)
                                                                                        --------------- ----------------

Net cash (used) provided by investing activities                                                 3,514           (9,554)
                                                                                        --------------- ----------------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                                        57               55
Dividends paid in cash                                                                            (411)            (399)
Proceeds from the exercise of stock options                                                         --                4
Share repurchase program                                                                          (630)            (792)
Decrease in term borrowings                                                                    (13,500)         (16,315)
Increase in other borrowings                                                                     4,275           10,000
Increase in deposit accounts                                                                    10,185           15,240
                                                                                        --------------- ----------------

Net cash (used) provided by financing activities                                                   (24)           7,793
                                                                                        --------------- ----------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                                                          3,111              281

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                        9,124            8,380
                                                                                        --------------- ----------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                     $       12,235  $         8,661
                                                                                        =============== ================

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                                          $          717  $           495
  Interest                                                                                       7,368            5,832

Non-cash transactions:
  Loans foreclosed                                                                                  --  $           261

See notes to consolidated financial statements.

                                      PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                       Six Months Ended June 30, 2007 and 2006 (unaudited)

                                                                         Retained     Accumulated
                                                            Additional   Earnings,       Other                         Total
                                            Common Stock     Paid-in   Substantially Comprehensive Treasury Stock  Shareholders'
                                           Shares   Amount   Capital    Restricted   Income (loss)    At Cost         Equity
                                           ------   ------   -------    ----------   -------------    -------         ------
                                                                (Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2005             1,905,897  $    20 $   12,346 $    16,916          ($612)       ($3,337) $       25,333

Net income                                                                   1,338                                         1,338

  Other comprehensive income, net of tax
   on unrealized holding losses on
   securities available for sale arising
   during period                                                                           (1,377)                        (1,377)
  Less reclassification adjustment for                                                         (9)                            (9)
   losses included in net income                                                     -------------                ---------------

  Comprehensive loss                                                                                                         (48)

Stock option activity, net                   2,203                  28                                                        28

Dividend reinvestment plan contributions     3,204                  55                                                        55

Share repurchase program                   -44,573                                                          (792)           (792)

Cash dividend ($.21 per share)                                                (399)                                         (399)

                                         ----------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2006                 1,866,731  $    20 $   12,429 $    17,855        ($1,998)       ($4,129) $       24,177
                                         ========================================================================================
BALANCE AT DECEMBER 31, 2006             1,830,528  $    20 $   12,506 $    18,912          ($610)       ($4,861) $       25,967

Net income                                                                   1,250                                         1,250

  Other comprehensive income, net of tax
   on unrealized holding losses on
    securities available for sale
    arising during period                                                                    (315)                          (315)
  Less reclassification adjustment for
   gains included in net income                                                                --                             --
                                                                                     -------------                ---------------
  Comprehensive income                                                                                                       935

Stock option activity, net                     396                  22                                                        22

Dividend reinvestment plan contributions     2,823                  57                                                        57

Share repurchase program                   (30,285)                                                         (630)           (630)

Cash dividend ($.215 per share)                                               (411)                                         (411)
                                         ----------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2007                 1,803,462  $    20 $   12,585 $    19,751          ($925)       ($5,491) $       25,940
                                         ========================================================================================

              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Presentation of Consolidated Financial Statements
         -------------------------------------------------

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform to current year classifications.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption did not have a material impact on the reported results of operations or financial conditions of the Company.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date--the date at which the benefit obligation and plan assets are measured--is required to be the company's fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company's financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the Fast's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion--1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

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

2. Income Per Share
   ----------------

Basic income per share amounts for the three and six months ended June 30, 2007 and 2006 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation for the six months ended June 30, 2007 and 2006 were 36,404 and 22,875, respectively.

3. Assets Pledged
   --------------

Approximately $64,422,000 and $74,387,000 of debt securities at June 30, 2007 and December 31, 2006, respectively, were pledged by Provident Community Bank, N.A. (the "Bank") as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Contingencies and Loan Commitments
   ----------------------------------

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2007 related to these items is summarized below:

         Loan Commitments:                                                    Contract Amount
         -----------------                                                    ---------------

                  Approved loan commitments                                     $  2,773,000
                  Unadvanced portions of loans and credit lines                   50,332,000
                                                                                  ----------
                  Total loan commitments                                        $ 53,105,000
                                                                                  ==========

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at June 30, 2007 consisted of fixed and adjustable rate loans at rates ranging from 6.5% to 8.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $131,131,000 at June 30, 2007. Of these lines, the outstanding loan balances totaled approximately $80,799,000.

5. Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures
   ----------------------------------------------------------------------

On July 18, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust I ("Capital Trust I"). The Corporation is the owner of all of the common securities of Capital Trust I. On July 21, 2006, Capital Trust I issued $4,000,000 in the form of floating/fixed rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $124,000 capital contribution for Capital Trust I's common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due October 1, 2036, which constitute the sole asset of Capital Trust I. The interest rate on the debentures and the capital securities will be equal to 7.393% for the first five years. Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events.

On November 28, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust ("Capital Trust II"). The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust (the "Trust") issued on December 18, 2001. The proceeds from this issuance, along with the Corporation's $247,000 capital contribution for the Trust's common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due March 1, 2037, which constitute the sole asset of the Trust. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events.

On November 14, 2001, the Corporation sponsored the creation of a Trust, which on December 18, 2001, issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $248,000 capital contribution for the trust's common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due December 18, 2031, which constitute the sole asset of the trust. The interest rate on the Debentures and the capital securities was variable and adjustable quarterly at 3.60% over the three-month LIBOR. On December 18, 2006, the trust was redeemed with the proceeds from Capital Trust II.

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

                                 Amount Outstanding
                                         at
                                      June 30,
                              -------------------------
                                                                                                            Distribution
                                                                         Prepayment                           Payment
            Name                   2007         2006        Rate         Option Date          Maturity       Frequency
-----------------------------  ------------  ---------- ------------ ------------------- ------------------ ------------

Union Financial Statutory
Trust I                       $          -- $ 8,000,000        8.99%   December 18, 2006  December 18, 2031  Quarterly
Provident Community
Bancshares Capital Trust I        4,000,000           -        7.39%     October 1, 2011    October 1, 2036  Quarterly
Provident Community
Bancshares Capital Trust II       8,000,000           -        7.10%       March 1, 2012      March 1, 2037  Quarterly
      Total                   $  12,000,000
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

The Corporation believes the allowance for loan losses is a critical accounting policy that requires significant judgments and estimates used in the preparation of consolidated financial statements. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the composition and volume of the loan portfolio, overall portfolio quality, delinquency levels, a review of specific problem loans, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. A portion of the allowance is established by segregating the loans by residential mortgage, commercial and consumer and assigning allocation percentages based on historical loss experience and delinquency trends. The applied allocation percentages are reevaluated at least annually to ensure their relevance in the current economic environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. Additionally, a portion of the allowance is established based on the level of classified assets.

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

Forward Looking Statements
--------------------------

Management's discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain "forward-looking statements" concerning the future operations of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report to describe future plans and strategies. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation's and the Bank's market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state regulation. The Corporation provides greater detail regarding some of these factors in its form 10-K for the year ended December 31, 2006, including in the Risk Factors section of that report, and in its other SEC reports. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition
-------------------

Assets
------

Total assets of the Corporation increased $2,043,000, or 0.53%, to $389,673,000 at June 30, 2007 from $387,630,000 at December 31, 2006. Investments and mortgage-backed securities decreased approximately $8,511,000, or 6.97%, from December 31, 2006 to June 30, 2007, due primarily to the maturity of government sponsored enterprise securities, partially offset by the purchase of Freddie Mac securities. Proceeds from the maturity of investment securities were utilized to fund growth in higher-yielding loans. Cash and due from banks increased $3,111,000, or 34.1%, to $12,235,000 at June 30, 2007 from $9,124,000 at
December 31, 2006 due to an increase in federal funds sold as a result of deposit growth.

Investment and Mortgage-backed Securities
-----------------------------------------

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

                                  June 30, 2007                         December 31, 2006
                                 --------------                         ------------------
                              Amortized           Fair              Amortized            Fair
                                Cost             Value                Cost              Value
                                ----             -----                ----              -----
Municipal Securities           $3,133           $3,115               $3,182            $3,239
                               ======           ======               ======            ======

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

                                                        June 30, 2007          December 31, 2006
                                                  -------------------------- ----------------------
                                                    Amortized       Fair      Amortized     Fair
                                                      Cost         Value        Cost       Value
                                                  ------------- ------------ ----------- ----------

Investment Securities:
  U.S. Agency Obligations                        $          511$         475$        515$       500
  Government Sponsored Enterprises                       62,951       61,894      73,511     72,638
  Municipal Securities                                   10,160       10,439      10,594     10,970
  Other                                                  12,928       12,968      14,533     14,644
                                                  ------------- ------------ ----------- ----------
Total Investment Securities                              86,550       85,776      99,153     98,752
Mortgage-backed Securities:
  Fannie Mae                                             12,260       11,773      13,243     12,813
  Ginnie Mae                                              1,200        1,200          55         57
  Freddie Mac                                             8,042        7,980       3,111      3,109
  Collateralized Mortgage Obligations                     3,913        3,812       4,380      4,272
                                                  ------------- ------------ ----------- ----------
Total Mortgage-backed Securities                         25,415       24,765      20,789     20,251
Total Available for Sale                         $      111,965$     110,541$    119,942$   119,003

Loans
-----

Loans increased $4,811,000, or 2.07%, to $236,697,000 at June 30, 2007. The
Corporation continues to focus on consumer and commercial lending with specialized loan officers and products.

Loans receivable consisted of the following (in thousands):

                                                       June 30,        December 31,
                                                  ------------------ -----------------
                                                         2007              2006
                                                  ------------------ -----------------
Mortgage loans:
  Fixed rate residential                          $          16,935  $         19,187
  Adjustable-rate residential                                 9,527            10,295
  Commercial real estate                                     61,909            62,450
  Construction                                                5,267             5,787
                                                  -----------------  -----------------
Total mortgage loans                                         93,638            97,719
                                                  -----------------  -----------------
Commercial loans:
  Commercial non-real estate                                 34,510            42,093
  Commercial lines of credit                                 64,579            51,469
                                                  -----------------  -----------------
Total commercial loans                                       99,089            93,562
                                                  -----------------  -----------------
Consumer loans:
  Home equity                                                15,878            15,936
  Consumer and installment                                   33,961            29,827
  Consumer lines of credit                                      341               373
                                                  -----------------  -----------------
Total consumer loans                                         50,180            46,136
Total loans                                                 242,907           237,417
Less:
  Undisbursed portion of interim
   construction loans                                        (2,775)           (2,238)
   Unamortized loan discount                                   (514)             (607)
  Allowance for loan losses                                  (2,941)           (2,754)
  Net deferred loan origination costs                            20                68
                                                  -----------------  -----------------

Total, net                                        $         236,697  $        231,886
                                                  =================  =================
Weighted-average interest rate of loans                        8.28%             8.14%

Cash surrender value of life insurance increased $3,359,000, or 59.84%, to $8,972,000 at June 30, 2007 from $5,613,000 at December 31, 2006 due to the purchase of additional bank-owned life insurance that will be utilized to offset the rapidly rising costs of providing employee benefits. Other assets increased $680,000, or 31.87%, to $2,814,000 at June 30, 2007 from $2,134,000 at December
31, 2006, due primarily to an increase in a net deferred tax receivable that was related to the mark to market adjustment for investments available for sale.

Liabilities
-----------

Total liabilities increased $2,070,000, or 0.57%, to $363,733,000 at June 30, 2007 from $361,663,000 at December 31, 2006. Deposits increased $10,185,000, or
4.1%, to $258,625,000 at June 30, 2007 from $248,440,000 at December 31, 2006.
The overall growth includes a 19% increase in non-interest bearing accounts while interest bearing accounts increased 3%. The increase was due primarily to growth in accounts generated from the new banking center openings. The Corporation continues to target lower cost demand deposit accounts through media advertising.

Deposit accounts were as follows (in thousands):

                                                 June 30, 2007                   December 31, 2006
                                       ---------------------------------- -------------------------------
                                           Rate       Balance       %        Rate     Balance       %
                                       ------------ ----------- --------- ---------- ---------- ---------
Account Type
------------
NOW accounts:
 Commercial non-
 interest-bearing                               --  $    19,891     7.69%        --  $   16,718     6.73%
 Non-commercial                               2.72%      55,321    21.39%      2.82%     52,512    21.14%
Money market checking accounts
                                              4.64%      13,001     5.03%      4.22%     14,178     5.71%
Regular savings                               0.75%      14,598     5.64%      0.76%     14,930     6.00%
                                                     ---------- ---------             --------- ---------
Total demand and savings
deposits                                      2.15%     102,811    39.75%      2.20%     98,338    39.58%
                                                     ---------- ---------             --------- ---------
Savings certificates:
  Up to 3.00%                                             7,472     2.89%                15,557     6.26%
  3.01%- 4.00%                                           29,081    11.25%                23,491     9.46%
  4.01%- 5.00%                                           16,976     6.56%                31,086    12.51%
  5.01%- 6.00%                                          102,260    39.54%                79,943    32.18%
  6.01%- 7.00%                                               25     0.01%                    25     0.01%
                                                     ---------- ---------             --------- ---------
Total savings certificates                    4.49%     155,814    60.25%      4.47%    150,102    60.42%
                                                     ---------- ---------             --------- ---------

Total deposit accounts                        3.65% $   258,625   100.00%      3.56% $  248,440   100.00%
                                                     ========== =========             ========= =========

At June 30, 2007 and December 31, 2006, the Bank had $56,500,000 and $70,000,000, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):

                                                                     June 30, 2007                 June 30, 2007
                                                              ---------------------------- ------------------------------
                                                                      Wtd Avg Rate                  Wtd Avg Rate
                                                              ---------------------------- ------------------------------
Contractual Maturity:
Within one year - fixed rate                                  $         3,000        3.35% $        21,500          5.18%
Within one year - adjustable rate                                      10,000        5.33%          15,000          5.36%
After one but within three years - fixed rate                           5,000        4.93%               -             -%
After one but within three years - adjustable
 rate                                                                   7,500        5.30%          12,500          5.33%
After three but within five years -
 adjustable rate                                                        5,000        4.92%               -             -%
Greater than five years - adjustable rate                              26,000        4.16%          21,000          4.33%
                                                               --------------               --------------
Total advances                                                $        56,500        4.61% $        70,000          5.00%
                                                               ==============               ==============

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances. Borrowings from the Federal Home Loan Bank (the "FHLB") decreased $13,500,000, or 19.29%, to $56,500,000 at June 30, 2007 from $70,000,000 at December 31, 2006 primarily due to deposit growth. Securities sold under agreement to repurchase increased $4,275,000 to $32,808,000 at June 30, 2007 from $28,533,000 at December 31, 2006. The increase in securities sold under agreement to repurchase was due to an increase in customer deposit sweep accounts increasing from $8,133,000 at December 31, 2006 to $12,808,000 at June 30, 2007.

Shareholders' Equity
--------------------

Shareholders' equity decreased $27,000, or 0.10%, to $25,940,000 at June 30, 2007 from $25,967,000 at December 31, 2006 due primarily to the repurchase of 30,285 shares at a cost of $630,000, dividend payments of $0.215 per share at a cost of $411,000 and a $315,000 increase in unrealized losses on securities available for sale, offset by net income of $1,250,000.

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

At June 30, 2007, the Corporation's investment in marketable securities totaled $113,674,000, nearly all of which is available for sale. Approximately $64,422,000 and $74,387,000 of debt securities at June 30, 2007 and December 31, 2006, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $131,131,000 at June 30, 2007. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2007, totaled $114,303,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At June 30, 2007, the Corporation had outstanding $56,500,000 of FHLB borrowings and $32,808,000 of securities sold under agreements to repurchase. At June 30, 2007, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $20,000,000 and the ability to borrow an additional $24,000,000 from the FHLB and secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of June 30, 2007, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

As of June 30, 2007, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

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

                                                                     June 30, 2007
                          ---------------------------------------------------------------------------------------------------
                                      Actual                     Regulatory Minimum                 "Well Capitalized"
                          ------------------------------ ----------------------------------- --------------------------------
                              Amount          Ratio          Amount            Ratio               Amount           Ratio
                          -------------- --------------- -------------- -------------------- ------------------ -------------
                                $              %               $                 %                   $               %
Leverage ratio

Corporation                       32,516           8.33%         15,621                4.00%                n/a          n/a

Bank                              35,173           9.01%         15,622                4.00%             19,527         5.00%

Tier 1 capital ratio

Corporation                       32,516          11.75%         11,065                4.00%                n/a          n/a

Bank                              35,173          12.73%         11,050                4.00%             16,575         6.00%

Total risk-based capital ratio

Corporation                       38,336          13.86%         22,131                8.00%                n/a          n/a


Bank
                                  38,114          13.80%         22,101                8.00%             27,626        10.00%

During fiscal 2003, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 98,000 shares, in fiscal 2004, by an additional 5%, or 95,000 shares in fiscal 2005 and by an additional 5%, or 92,000 shares in fiscal 2006. The shares are to be repurchased either through open market purchases or privately negotiated transactions, depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. During the six months ended June 30, 2007, the Corporation repurchased 30,285 shares. As of June 30, 2007, the Corporation had repurchased a total of 306,426 shares under these authorizations and had 76,574 shares available for repurchase under these authorizations.

Off-Balance Sheet Risk
----------------------

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer's requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $131,131,000 at June 30, 2007. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

For the period ended June 30, 2007, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Results of operations for the three months ended June 30, 2007 and 2006
-----------------------------------------------------------------------

General
-------

Net income decreased $38,000, or 5.95%, to $601,000 for the three months ended June 30, 2007 as compared to $639,000 for the same period in 2006 as increases in net interest income and non-interest income along with a reduction in the provision for loan losses were more than offset by an increase in non-interest expense. The increase in non-interest expense from the prior year quarter reflects the additional expenses associated with opening three banking centers in the previous twelve months. During the quarter, the Company announced the closing of one banking center located in Winnsboro, South Carolina. The deposits and operations contained in the banking center to be closed will be moved into a larger Winnsboro, South Carolina location in order to improve the efficiencies for Fairfield county. The Company recorded a $135,000 write-down on the building value of the closed location. The closing will be completed during the third quarter of 2007.

Average Yields and Rates
------------------------
    (dollars in thousands)

                                                                      Three Months Ended June 30,
                                                                      ---------------------------
                                                                 2007                            2006
                                                                 ----                            ----

                                                               Average               Average    Average             Average
                                                               Balance    Interest Yield/Cost   Balance  Interest Yield/Cost
                                                             ------------ -------- ----------- --------- -------- -----------
Interest-earning assets:
Loans (1)                                                    $    237,514 $  4,803       8.09% $ 206,065 $  4,130       8.02%
Mortgage-backed securities                                         26,102      306       4.69%    26,581      278       4.18%
Investment securities                                              91,077    1,234       5.42%   112,705    1,348       4.78%
Other interest-earning assets                                       8,294      117       5.62%     1,137       13       4.57%
                                                              -----------  ------- -----------  --------  ------- -----------
Total interest-earning assets                                     362,987    6,460       7.12%   346,488    5,769       6.66%
                                                                           ------- ===========            ------- ===========
Non-interest-earning assets                                        31,698                         25,685
                                                              -----------                       --------
Total assets                                                 $    394,685                      $ 372,173
                                                                                                ========
Interest-bearing liabilities:
Deposits                                                          259,778    2,397       3.69%   251,760    1,905       3.03%
Floating rate junior subordinated deferrable interest
 debentures                                                        12,372      223       7.20%     8,247      179       8.68%
FHLB advances and other borrowings
                                                                   92,846    1,093       4.71%    84,500    1,004       4.75%
                                                              -----------  ------- -----------  --------  ------- ===========
Total interest-bearing liabilities                                364,996    3,713       4.07%   344,507    3,088       3.59%
                                                                           ------- ===========            ------- ===========
Non-interest-bearing liabilities                                    2,780                          2,455
Total liabilities                                                 367,776                        346,962
Shareholders' equity                                               26,909                         25,211
                                                              -----------                       --------
Total liabilities and shareholders' equity
                                                             $    394,685                      $ 372,173
                                                              ===========                       ========
Net interest income/spread                                                $  2,747       3.05%           $  2,681       3.07%
                                                                           =======                        =======
Net yield on earning assets                                                              3.03%                          3.10%

(1) Average balances of loans include non-accrual loans.

Interest Income
---------------

Interest income increased $691,000, or 11.98%, to $6,460,000 for the three months ended June 30, 2007 as compared to the same period in 2006. Interest income on loans increased by 16.30%, or $673,000, to $4,803,000 for the three months ended June 30, 2007 from $4,130,000 for the three months ended June 30, 2006, due primarily to a higher average balance of loans and, to a lesser extent, higher average rates due to increasing market interest rates along with our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $18,000 for the three months ended June 30, 2007 to $1,657,000 from $1,639,000 during the same period in 2006 due to higher yields from higher market interest rates offset by lower average balances.

Interest Expense
----------------

Interest expense increased $625,000, or 20.24%, to $3,713,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Interest expense on deposit accounts increased $492,000, or 25.83%, to $2,397,000 for the three months ended June 30, 2007 from $1,905,000 during the same period in 2006 due to higher average balances and cost of deposits as a result of higher market rates. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings increased $89,000, or 8.86%, for the three months ended June 30, 2007 as compared to the same period in the previous year due to higher average balances. Interest expense on floating rate junior subordinated deferrable interest debentures increased $44,000, or 24.58%, to $223,000 for the three months ended June 30, 2007 from $179,000 during the same period in 2006 due to higher average balances, offset by lower rates due to the repayment of older trust preferred with the proceeds of newer trust preferred with lower rates. In addition, on July 21, 2006, the Corporation completed a private placement of $4 million in trust preferred securities thereby increasing outstanding balances to $12 million at June 30, 2007 compared to $8 million at June 30, 2006.

Provision for Loan Losses
-------------------------

During the three months ended June 30, 2007, the provision for loan losses was $85,000 as compared to $135,000 for the same period in the previous year due to a decrease in classified loans and loans charged-off that was partially offset by loan growth. The provision also reflects the Corporation's continued movement from longer-term, fixed-rate residential mortgage loans to shorter-term, floating-rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Real estate acquired in foreclosure and classified loans decreased $1,314,000 from $7,532,000 at June 30, 2006 to $6,218,000 at June 30,
2007. During the three months ended June 30, 2007, bad debt charge-offs, net of recoveries, was $50,000 as compared to $102,000 for the same period in the previous year.

Non-Interest Income
-------------------

Total non-interest income increased $85,000, or 11.69%, to $812,000 for the three months ended June 30, 2007 from $727,000 for the same period in the previous year. Fees from financial services increased $62,000, or 8.49%, to $792,000 for the three months ended June 30, 2007 from $730,000 for the same period in the previous year. The change was from an increase in service charges due to an increase in the number of transaction accounts.

Non-Interest Expense
--------------------

For the three months ended June 30, 2007, total non-interest expense increased $338,000, or 14.24%, to $2,711,000 from $2,373,000 for the same period in 2006.
The increase was due primarily to higher operating costs associated with banking centers opened in Simpsonville, South Carolina and two in Rock Hill, South Carolina during the previous twelve months. During the quarter, the Company announced the closing of one banking center located in Winnsboro, South Carolina. The Company recorded a $135,000 write-down on the building value of the closed location. Compensation and employee benefits increased $136,000, or 11.88%, to $1,281,000 for the three months ended June 30, 2007 from $1,145,000 for the same period in 2006 due primarily to higher compensation and benefits costs for normal merit salary increases and additional staff due to the new banking center openings. Occupancy and equipment expense increased $192,000, or 36.43%, to $719,000 for the three months ended June 30, 2007 from $527,000 for the same period in 2006, due primarily to higher lease expense from the new locations along with the $135,000 write down for the closed banking center. Advertising/public relations expense increased $38,000, or 63.33%, to $98,000 for the three months ended June 30, 2007 from $60,000 for the same period in 2006 due primarily to product and promotion expenses for the new banking center locations and product promotion expenses for business checking accounts. Loan operations expense increased $14,000, or 100%, to $28,000 for the three months ended June 30, 2007 from $14,000 for the same period in 2006, due to higher costs associated with loan foreclosures. Intangible amortization expense decreased $47,000, or 29.56%, to $112,000 for the three months ended June 30, 2007 from $159,000 for the same period in 2006, due to deposit premiums related to branch acquisitions becoming fully amortized.

Results of operations for the six months ended June 30, 2007 and 2006
---------------------------------------------------------------------

General
-------

Net income decreased $88,000, or 6.58%, to $1,250,000 for the six months ended June 30, 2007 as compared to $1,338,000 for the same period in 2006 as increases in net interest income and non-interest income and a reduction in the provision for loan losses were more than offset by an increase in non-interest expense. The increase in non-interest expense from the prior year reflects the additional expenses associated with opening three banking centers in the previous twelve months. During the second quarter, the Company announced the closing of one banking center located in Winnsboro, South Carolina. The deposits and operations contained in the banking center to be closed will be moved into a larger Winnsboro, South Carolina location in order to improve the efficiencies for Fairfield county. The Company recorded a $135,000 write-down on the building value of the closed location. The closing will be completed during the third quarter of 2007.

Average Yields and Rates
------------------------
(dollars in thousands)
                                           Period Ended June 30,
                                2007                                    2006
                                ----                                    ----
                                                          Average                                           Average
                         Average Balance     Interest     Yield/Cost   Average Balance         Interest     Yield/Cost
                         ---------------    -----------   -----------  --------------         -----------   ------------

Interest-earning assets:
Loans (1)                   $    235,785   $      9,579          8.13%   $    201,029        $      7,919          7.88%
Mortgage-backed
 securities                       25,132            596          4.74%         26,916                 560          4.16%
Investment securities             93,705          2,503          5.34%        111,556               2,583          4.63%
Other interest-earning
 assets                            7,327            201          5.50%          5,321                 134          5.04%
                         ---------------    -----------   -----------  --------------         -----------   ------------
Total interest-earning
 assets                          361,949         12,879          7.12%        344,822              11,196          6.49%
                                            -----------   -----------                         -----------   ------------
Non-interest-earning
 assets                           31,658                                       26,769
                         ---------------                               --------------
Total assets                $    393,607                                 $    371,591
                         ===============                               ==============
Interest-bearing
 liabilities:
Deposits                         260,578          4,786          3.67%        247,871               3,610          2.91%
Floating rate junior
 subordinated deferrable
 interest debentures              12,372            445          7.19%          8,247                 347          8.42%
FHLB advances and other
 borrowings                       91,259          2,167          4.75%         87,877               1,904          4.33%
                         ---------------    -----------   -----------  --------------         -----------   ------------
Total interest-bearing
 liabilities                     364,209          7,398          4.06%        343,995               5,861          3.41%
                                            -----------   -----------                         -----------   ------------
Non-interest-bearing
 liabilities                       2,738                                        2,163
                         ---------------                               --------------
Total liabilities                366,947                                      346,158
Shareholders' equity              26,660                                       25,433
                         ---------------                               --------------
Total liabilities and
 shareholders' equity       $    393,607                                 $    371,591
                         ===============                               ==============
Net interest
 income/spread                             $      5,481          3.05%                       $      5,335          3.08%
                                            ===========                                       ===========
Net yield on earning
 assets                                                          3.03%                                             3.09%

(1) Average balances of loans include non-accrual loans.

Interest Income
---------------

Interest income increased $1,683,000, or 15.03%, to $12,879,000 for the six months ended June 30, 2007 as compared to the same period in 2006. Interest income on loans increased by 20.96%, or $1,660,000, to $9,579,000 for the six months ended June 30, 2007 from $7,919,000 for the six months ended June 30, 2006, due primarily to increasing market interest rates along with a higher average balance of loans with a higher average rate due to our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $23,000, or 0.70%, for the six months ended June 30, 2007 to $3,300,000 from $3,277,000 during the same period in 2006 due to higher yields from higher market interest rates, offset by lower average balances.

Interest Expense
----------------

Interest expense increased $1,537,000, or 26.22%, to $7,398,000 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Interest expense on deposit accounts increased $1,176,000, or 32.58%, to $4,786,000 for the six months ended June 30, 2007 from $3,610,000 during the same period in 2006 due to higher averages balances and cost of deposits as a result of higher market rates. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. Interest expense on borrowings increased $263,000, or 13.81%, for the six months ended June 30, 2007 as compared to the same period in the previous year due to higher market interest rates and higher average balances. Interest expense on floating rate junior subordinated deferrable interest debentures increased $98,000, or 28.24%, to $445,000 for the six months ended June 30, 2007 from $347,000 during the same period in 2006 due to higher average balances, offset by lower rates as existing higher-cost debentures were repaid with the proceeds of a new issuance at a lower rate. In addition, on July 21, 2006, the Corporation completed a private placement of $4 million in trust preferred securities thereby increasing outstanding balances to $12 million at June 30, 2007 compared to $8 million at June 30, 2006.

Provision for Loan Losses
-------------------------

During the six months ended June 30, 2007, the provision for loan losses was $245,000 as compared to $310,000 for the same period in the previous year due to a decrease in classified loans and charge-offs partially offset by loan growth. The provision also reflects the Corporation's continued movement from longer-term, fixed-rate residential mortgage loans to shorter-term, floating rate-consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Real estate acquired in foreclosure and loans classified decreased $840,000 from $7,058,000 at December 31, 2006 to $6,218,000 at June
30, 2007. During the six months ended June 30, 2007, bad debt charge-offs, net of recoveries, was $58,000 as compared to $130,000 for the same period in the previous year. Corporation's loan loss allowance at June 30, 2007 was approximately 1.23% of the Corporation's outstanding loan portfolio and 130.53% of non-performing loans compared to 1.17% of the Corporation's outstanding loan portfolio and 212.66% of non-performing loans at December 31, 2006.

The changes in the allowance for loan losses consisted of the following (in thousands):


         Balance at beginning of period         $2,754

         Provision for loan losses                 245

         Charge-offs, net                          (58)
                                                -------
         Balance at end of period               $2,941
                                                =======

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                              June 30, 2007   December 31, 2006
                                            ----------------  ------------------
Non-accruing loans which are
 contractually past due 90 days or more:

Real estate                                 $             98      $         459
Commercial                                             1,924                631
Consumer                                                 231                205
                                            ----------------      --------------
Total                                       $          2,253      $       1,295
                                            ================      ==============

Percentage of loans receivable                          0.95%              0.56%
                                            ================      ==============

Percentage of allowance for loan losses to
 total loans outstanding                                1.23%              1.17%
                                            ================      ==============

Allowance for loan losses                   $          2,941      $       2,754
                                            ================      ==============

Real estate acquired through foreclosure and
 repossessed assets                         $            148      $         148
                                            ================      ==============


Non-performing loans for the six months ended June 30, 2007 increased $958,000 from December 31, 2006 due primarily to one commercial loan totaling $1,250,000 becoming 90 days delinquent, offset by a decrease in nonperforming residential real estate loans. This loan is well supported by commercial real estate that should reduce the exposure to loss for the Corporation.

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

Non-Interest Income
-------------------

Total non-interest income increased $122,000, or 8.63%, to $1,535,000 for the six months ended June 30, 2007 from $1,413,000 for the same period in the previous year. Fees from financial services increased $132,000, or 9.70%, to $1,493,000 for the six months ended June 30, 2007 from $1,361,000 for the same period in the previous year. The increase was due to higher service fees as a result of an increase in transaction accounts.

Non-Interest Expense
--------------------

For the six months ended June 30, 2007, total non-interest expense increased $591,000, or 12.96%, to $5,151,000 from $4,560,000 for the same period in 2006.
The increase was due primarily to higher operating costs associated with banking centers opened in Simpsonville, South Carolina and two in Rock Hill, South Carolina during the previous twelve months. During the second quarter, the Company announced the closing of one banking center located in Winnsboro, South Carolina. The deposits and operations contained in the banking center to be closed will be moved into a larger Winnsboro, South Carolina location in order to improve the efficiencies for Fairfield county. The Company recorded a

$135,000 write-down on the building value of the closed location. The closing will be completed during the third quarter of 2007. Compensation and employee benefits increased $233,000, or 10.44%, to $2,464,000 for the six months ended June 30, 2007 from $2,231,000 for the same period in 2006 due primarily to higher compensation and benefits costs for normal merit salary increases and additional staff due to the new banking center openings. Occupancy and equipment expense increased $290,000, or 28.63%, to $1,303,000 for the six months ended June 30, 2007 from $1,013,000 for the same period in 2006 due primarily to higher lease expense from the new locations along with the $135,000 write down for the closed banking center. Advertising/public relations expense increased $70,000, or 72.16%, to $167,000 for the six months ended June 30, 2007 from $97,000 for the same period in 2006 due primarily to product and promotion expenses for the new banking center locations. Loan operations expense increased $39,000, or 134.48%, to $68,000 for the six months ended June 30, 2007 from $29,000 for the same period in 2006, due to higher costs associated with foreclosures. Intangible amortization expense decreased $47,000, or 14.78%, to $271,000 for the six months ended June 30, 2007 from $318,000 for the same period in 2006, due to deposit premiums related to branch acquisitions becoming fully amortized.

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

NET INTEREST INCOME SIMULATION ANALYSIS. The Corporation analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

Interest income simulations utilizing interest rate shocks are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The interest rate shocks are compared to board approved policy limits. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management's current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

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

                                                 At               At
                                               June 30,       December 31,
        Change in Rates (Basis Points)          2007            2006
        ------------------------------          ----            ----
                +200                            +7.30%         +3.76%
                +100                            +4.10%         +2.06%
                -100                            -4.71%         -2.42%
                -200                            -7.13%         -5.91%

The Corporation moved into an interest rate risk neutral environment for the period ending June 30, 2007 as compared to the period ending December 31, 2006 due primarily to growth in prime-based loan products along with a reduction in short-term borrowings.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

The Corporation is not involved in any legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business. Management believes that these proceedings are immaterial to the Corporation's financial condition and results of operations.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

The following table provides certain information with regard to shares repurchased by the Corporation during the second quarter of 2007.

                                                                            (c)
                                                                       Total Number
                                                                         of Shares           (d)
                                                                         Purchased      Maximum Number
                                              (a)                        as part of     of Shares that
                                        Total Number         (b)          Publicly         may be
                                          of Shares     Average Price     Announced       purchased
Period                                    Purchased     Paid per share    Programs      under Program
------                                  ------------    --------------  -------------   ---------------
April 1, 2007 through April 30, 2007                 --             --             --        101,798
May 1, 2007 through May 31, 2007                     --             --             --        101,798
June 1, 2007 through June 30, 2007               25,224         $21.06         25,224         76,574
  Total                                          25,224         $21.06         25,224            N/A

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Annual Meeting of the Stockholders of the Corporation was held on April 25, 2007. The results of the vote on the matters presented at the meeting is as follows:


        1. The following individuals were elected as directors, each for a three-year term by the following vote:

                                        Votes For       Votes Withheld
                                        ---------       --------------
               Robert H. Breakfield     1,282,299             39,093
               James W. Edwards         1,289,139             32,253


        2. The appointment of Elliott Davis, LLC, as auditors for the Corporation for the year ending December 31, 2007 was ratified by the stockholders by the following vote:

                For 1,314,064   Against 5,021   Abstain 2,307
                    ---------           -----           -----

Item 5. Other Information
        -----------------

        On April 25, 2007, the Company and the Bank amended and restated its change in control agreement with Lud W. Vaughn, Executive Vice President and Chief Operating officer. The amendments extended the term of the agreement from one year to two years. The term continues to be able to be extended daily, unless written notice of non-renewal is given by the Board of Directors. The amendment also increased the payment that Mr. Vaughn receives following a change in control of the Company or the Bank from one times his base salary to two times his base salary. Additionally, the period of time in which Mr. Vaughn's health and welfare benefits would be continued after the change of control was extended from twelve months to twenty four months.

Item 6. Exhibits
        --------

        10(a) Amended and Restated Change in Control Agreement by and among Lud W. Vaughn, Provident Community Bank, N.A. and Provident Community Bancshares, Inc.

        10(b) Provident Community Bank, National Association Supplemental Executive Retirement Plan with Lud W. Vaughn

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


                      PROVIDENT COMMUNITY BANCSHARES, INC.
                      ------------------------------------
                                  (Registrant)


Date: August 13, 2007                   By: /s/ Dwight V. Neese
      ---------------                       -------------------
                                            Dwight V. Neese, President and
                                            Chief Executive Officer

Date: August 13, 2007                   By: /s/ Richard H. Flake
      ---------------                       --------------------
                                            Richard H. Flake, Executive Vice
                                            President and Chief Financial
                                            Officer