Form 10-Q
period 2007-09-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2007-11-08
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                    FORM 10-Q
(Mark One)

   X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2007

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------         SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer      Accelerated filer       Non-accelerated filer  X
                       -----                  -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined  in
Rule 12b-2 of the Exchange Act.)  Yes      No  X
                                      ---     ---

The Corporation had 1,795,905 shares, $0.01 par value, of common stock issued and outstanding as of November 2, 2007.

              PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX
Part I.   Financial Information                                            Page
          ---------------------                                            ----

          Item 1.  Financial Statements (unaudited)

          Consolidated Balance Sheets as of September 30, 2007
          and December 31, 2006                                               3

          Consolidated Statements of Income for the three and nine
          months ended September 30, 2007 and 2006                            4

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2007 and 2006                            5

          Consolidated Statements of Shareholders' Equity and
          Comprehensive Income (Loss) for the nine months
          ended September 30, 2007 and 2006                                   6

          Notes to Consolidated Financial Statements                       7-11

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   12-26

          Item 3.  Quantitative and Qualitative Disclosures
          about Market Risk                                               26-27

          Item 4.  Controls and Procedures                                27-28

Part II.  Other Information
          -----------------

          Item 1.  Legal Proceedings                                         28

          Item 1A. Risk Factors                                              28

          Item 2.  Unregistered Sales of Equity Securities and Use
          of Proceeds                                                        28

          Item 3.  Defaults Upon Senior Securities                           29

          Item 4.  Submission of Matters to a Vote of Security Holders       29

          Item 5.  Other Information                                         29

          Item 6.  Exhibits                                                  29

          Signatures                                                         30


Part 1.    Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

                                                                              September 30,       December 31,
                                                                                  2007                2006
ASSETS                                                                         (Unaudited)         (Audited)
                                                                             ----------------    ---------------
                                                                                   (DOLLARS IN THOUSANDS)
Cash and due from banks                                                    $          10,717   $          9,124
Investment and mortgage-backed securities
  Held to maturity                                                                     3,130              3,182
  Available for sale                                                                 131,174            119,003
                                                                             ----------------    ---------------
Total investment and mortgage-backed securities                                      134,304            122,185
                                                                             ----------------    ---------------
Loans, net                                                                           241,957            231,886
Office properties and equipment, net                                                   5,393              5,708
Federal Home Loan Bank Stock, at cost                                                  4,524              3,983
Federal Reserve Stock, at cost                                                           539                539
Accrued interest receivable                                                            2,803              2,717
Intangible assets                                                                      3,365              3,741
Cash surrender value of life insurance                                                 9,068              5,613
Other assets                                                                           2,410              2,134
                                                                             ----------------    ---------------
TOTAL ASSETS                                                               $         415,080   $        387,630
                                                                             ================    ===============

LIABILITIES

Deposits
   Interest-bearing                                                        $         244,755   $        231,722
   Noninterest-bearing                                                                18,361             16,718
Advances from the Federal Home Loan Bank                                              85,250             70,000
Securities sold under agreements to repurchase                                        25,027             28,533
Floating rate junior subordinated deferrable interest debentures                      12,372             12,372
Accrued interest  payable                                                                785                784
Other liabilities                                                                      1,746              1,534
                                                                             ----------------    ---------------
TOTAL LIABILITIES                                                                    388,296            361,663
                                                                             ----------------    ---------------

Commitments and contingencies-Note 4

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
  authorized - 500,000 shares,
  issued and outstanding - None                                                           --                 --
Common stock - $0.01 par value,
  authorized - 5,000,000 shares,
   issued and outstanding - 1,796,520 shares at 9/30/07 and 1,830,528 at 12/31/06         20                 20
Additional paid-in capital                                                            12,743             12,506
Accumulated other comprehensive loss                                                    (402)              (610)
Retained earnings, substantially restricted                                           20,270             18,912
Treasury stock, at cost                                                               (5,847)            (4,861)
                                                                             ----------------    ---------------
TOTAL SHAREHOLDERS' EQUITY                                                            26,784             25,967
                                                                             ----------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $         415,080   $        387,630
                                                                             ================    ===============

See notes to consolidated financial statements.


PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

                                                           Three Months Ended                  Nine Months Ended
                                                   September 30,       September 30,      September 30,      September 30,
                                                        2007               2006               2007                2006
                                                   ---------------    ----------------   ----------------    ---------------
                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE) (DOLLARS IN THOUSANDS EXCEPT PER SHARE)
Interest Income:
  Loans                                          $          4,793   $           4,387  $          14,373   $         12,306
  Deposits and federal funds sold                              28                   9                110                 38
  Mortgage-backed securities                                  355                 248                951                808
  Interest and dividends on
   investment securities                                    1,398               1,374              4,020              4,062
                                                   ---------------    ----------------   ----------------    ---------------
Total Interest Income                                       6,574               6,018             19,454             17,214
                                                   ---------------    ----------------   ----------------    ---------------

Interest Expense:
  Deposit accounts                                          2,469               2,037              7,254              5,647
  Floating rate junior subordinated deferrable
   interest debentures                                        227                 249                673                596
  Advances from the FHLB and other borrowings               1,165               1,181              3,332              3,084
                                                   ---------------    ----------------   ----------------    ---------------
Total Interest Expense                                      3,861               3,467             11,259              9,327
                                                   ---------------    ----------------   ----------------    ---------------

Net Interest Income                                         2,713               2,551              8,195              7,887
  Provision for loan losses                                    20                  45                265                355
                                                   ---------------    ----------------   ----------------    ---------------
Net Interest Income After
   Provision for Loan Losses                                2,693               2,506              7,930              7,532
                                                   ---------------    ----------------   ----------------    ---------------

Non-Interest Income:
  Fees for financial services                                 760                 693              2,253              2,055
  Other  fees, net                                             23                  24                 66                 88
  Net gain (loss) on sale of investments                       (1)                  3                 (2)               (10)
                                                   ---------------    ----------------   ----------------    ---------------
Total Non-Interest Income                                     782                 720              2,317              2,133
                                                   ---------------    ----------------   ----------------    ---------------

Non-Interest Expense:
  Compensation and employee benefits                        1,313               1,095              3,776              3,327
  Occupancy and equipment                                     609                 465              1,902              1,477
  Deposit insurance premiums                                    8                   8                 22                 23
  Professional services                                        90                 107                316                330
  Advertising/public relations                                 36                 118                203                214
  Loan operations                                              48                  30                116                 60
  Deposit premium intangible                                  104                 159                375                477
  Items processing                                             53                  46                164                145
  Telephone                                                    47                  38                139                128
  Other                                                       197                 228                644                673
                                                   ---------------    ----------------   ----------------    ---------------
Total Non-Interest Expense                                  2,505               2,294              7,657              6,854
                                                   ---------------    ----------------   ----------------    ---------------

Income Before Income Taxes                                    970                 932              2,590              2,811
Income tax expense                                            243                 281                613                822
                                                   ---------------    ----------------   ----------------    ---------------
Net Income                                       $            727   $             651  $           1,977   $          1,989
                                                   ===============    ================   ================    ===============

Basic Net Income Per Common Share                $           0.40   $            0.35  $            1.09   $           1.06
                                                   ===============    ================   ================    ===============

Diluted Net Income Per Common Share              $           0.40   $            0.35  $            1.07   $           1.05
                                                   ===============    ================   ================    ===============

Dividend Per Common Share                        $          0.115   $            0.11  $            0.34   $           0.32
                                                   ===============    ================   ================    ===============

Weighted Average Number of
  Common Shares Outstanding

Basic                                                   1,801,405           1,846,643          1,816,085          1,876,630

Diluted                                                 1,839,097           1,876,417          1,852,923          1,901,830

See notes to consolidated financial statements.


PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006 (unaudited)

                                                                        Nine Months Ended
                                                               September 30,       September 30,
                                                                    2007                2006
                                                              -----------------   -----------------
                                                                     (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES:
Net income                                                              $1,977              $1,989
Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
  Provision for loan losses                                                265                 355
  Amortization of intangibles                                              376                 477
  Depreciation expense                                                     485                 456
  Recognition of deferred income, net of costs                            (401)               (388)
  Stock compensation expense                                                34                  34
  Deferral of fee income, net of costs                                     486                 407
  (Gain) loss on investment transactions                                    (2)                 10
  Loss on writedown of fixed asset                                         135                  --
  Changes in operating assets and liabilities:
   (Increase) decrease in accrued interest receivable                      (86)                 54
   Increase in cash surrender value of life insurance                   (3,455)                 --
   Increase in other assets                                               (276)               (281)
   Increase in other liabilities                                           212                 208
   Increase in accrued interest payable                                      1                 196
                                                              -----------------   -----------------

Net cash (used) provided by operating activities                          (249)              3,517
                                                              -----------------   -----------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                                  (50,701)             (9,218)
Proceeds from sale of investment and mortgage-
    backed securities                                                    8,840              18,257
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                   26,260              12,126
Principal repayments on mortgage-backed securities:
   Available for sale                                                    3,661               4,724
Net increase in loans                                                  (10,423)            (25,226)
(Purchase) redemption of FHLB stock                                       (541)                313
Purchase of office properties and equipment                               (306)               (940)
                                                              -----------------   -----------------

Net cash (used) provided by investing activities                       (23,210)                 36
                                                              -----------------   -----------------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                87                  85
Dividends paid in cash                                                    (619)               (604)
Proceeds from the exercise of stock options                                150                   3
Share repurchase program                                                  (986)             (1,326)
Proceeds from the issuance of trust preferred securities                    --               4,124
Increase (decrease) of  term borrowings                                 15,250              (8,815)
Increase (decrease) in other borrowings                                 (3,506)              5,000
Increase in deposit accounts                                            14,676                 404
                                                              -----------------   -----------------

Net cash  (used) provided by financing activities                       25,052              (1,129)
                                                              -----------------   -----------------

NET INCREASE  IN CASH
   AND CASH EQUIVALENTS                                                  1,593               2,424

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                9,124               8,380
                                                              -----------------   -----------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $10,717             $10,804
                                                              =================   =================

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                            $977                $791
  Interest                                                              11,258               9,131

Non-cash transactions:
  Loans foreclosed                                                          --                $188

See notes to consolidated financial statements.


                               PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                             Nine Months Ended September 30, 2007 and 2006 (unaudited)


                                                                                     Accumulated
                                                                        Retained        Other
                                                            Additional  Earnings,   Comprehensive  Treasury    Total
                                           Common Stock      Paid-in   Substantially   Income        Stock   Shareholders'
                                          Shares    Amount   Capital   Restricted      (loss)       At Cost    Equity
                                         ---------- ------- ---------- ------------- ----------    -------- -------------
                                                            (Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2005             1,905,897  $    20 $   12,346    $16,916        ($612)     ($3,337)      $25,333

Net income                                                                  1,989                                   1,989

  Other comprehensive loss, net of tax on
     unrealized holding losses on
     securities available for sale
     arising during period                                                                 (98)                       (98)
  Less reclassification adjustment for
     losses included in net income                                                          (7)                        (7)
                                                                                     ----------             -------------

  Comprehensive income                                                                                              1,884

Stock option activity, net                   2,203                  37                                                 37

Dividend reinvestment plan contributions     4,864                  85                                                 85

Share repurchase program                   (74,058)                                                  (1,326)       (1,326)

Cash dividend ($0.32 per share)                                              (604)                                   (604)

                                         --------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2006            1,838,906  $    20 $   12,468    $18,301        ($717)     ($4,663)      $25,409
                                         ================================================================================

BALANCE AT DECEMBER 31, 2006             1,830,528  $    20 $   12,506    $18,912        ($610)     ($4,861)      $25,967

Net income                                                                  1,977                                   1,977

  Other comprehensive income, net of tax
     on unrealized holding gains on
     securities available for sale
     arising during period                                                                 208                        208
  Less reclassification adjustment for
     losses included in net income                                                          --                         --
                                                                                     ----------             -------------

  Comprehensive income                                                                                              2,185

Stock option activity, net                   9,172                 150                                                150

Dividend reinvestment plan contributions     4,324                  87                                                 87

Share repurchase program                   (47,504)                                                    (986)         (986)

Cash dividend ($0.34 per share)                                              (619)                                   (619)

                                         --------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2007            1,796,520  $    20 $   12,743    $20,270        ($402)     ($5,847)      $26,784
                                         ================================================================================

See notes to consolidated financial statements,

                  PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     (UNAUDITED)

1.       Presentation of Consolidated Financial Statements
         -------------------------------------------------

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year's financial statements have been reclassified to conform to current year classifications.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Corporation:

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This
Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Corporation's financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption did not have a material impact on the reported results of operations or financial condition of the Company.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date--the date at which the benefit obligation and plan assets are measured--is required to be the company's fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan or other postretirement plan affected by SFAS No. 158. Therefore, SFAS No. 158 will not impact the Company's financial conditions or results of operations.

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

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement: 1) applies to all entities; 2) specifies certain election dates; 3) can be applied on an instrument-by-instrument basis with some exceptions; 4) is irrevocable; and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Corporation on January 1, 2008. Earlier adoption is permitted in 2007 if the Corporation also elects to apply the provisions of SFAS 157, "Fair Value Measurement." The Corporation is currently analyzing the fair value option provided under SFAS 159 and its impact on the Corporation's financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2. Income Per Share
   ----------------

Basic income per share amounts for the three and nine months ended September 30, 2007 and 2006 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation for the nine months ended September 30, 2007 and 2006 were 36,838 and 25,200, respectively.

3. Assets Pledged
   --------------

Approximately $89,564,000 and $74,387,000 of marketable debt securities at September 30, 2007 and December 31, 2006, respectively, were pledged by Provident Community Bank, N.A. (the "Bank") as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Contingencies and Loan Commitments
   ----------------------------------

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at September 30, 2007 related to these items is summarized below:

         Loan Commitments:                                    Contract Amount
         -----------------                                    ---------------

               Approved loan commitments                        $   1,874,000
               Unadvanced portions of loans and credit lines       54,410,000
                                                                   ----------
               Total loan commitments                           $  56,284,000
                                                                   ==========

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at September 30, 2007 consisted of fixed and adjustable rate loans at rates ranging from 6.5% to 8.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $134,088,000 at September 30, 2007. Of these lines, the outstanding loan balances totaled approximately $79,678,000.

5. Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures
   ----------------------------------------------------------------------

On July 18, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust I ("Capital Trust I"). The Corporation is the owner of all of the common securities of Capital Trust I. On July 21, 2006, Capital Trust I issued $4,000,000 in the form of fixed/floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $124,000 capital contribution for Capital Trust I's common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due October 1, 2036, which constitute the sole asset of Capital Trust I. The interest rate on the debentures and the capital securities will be equal to 7.393% for the first five years. Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events.

On November 28, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust ("Capital Trust II"). The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust (the "Trust") issued on December 18, 2001. The proceeds from this issuance, along with the Corporation's $248,000 capital contribution for the Trust's common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due March 1, 2037, which constitute the sole asset of the Capital Trust II. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events.

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

                                   Amount Outstanding
                                           at
                                      September 30,                                                 Distribution
                                  ---------------------           Prepayment                           Payment
              Name                   2007       2006     Rate     Option Date        Maturity         Frequency
--------------------------------- ---------- ---------- ------ ----------------- ----------------- ---------------
Union Financial Statutory
Trust I                           $       -- $8,000,000  8.99% December 18, 2006 December 18, 2031    Quarterly

Provident Community
Bancshares Capital Trust I         4,000,000      -      7.39%   October 1, 2011   October 1, 2036    Quarterly

Provident Community
Bancshares Capital Trust II        8,000,000      -      7.32%     March 1, 2012     March 1, 2037    Quarterly
                                  ----------
Total                            $12,000,000
                                 ===========

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

Financial Condition
-------------------

Assets
------

Total assets of the Corporation increased $27,450,000, or 7.08%, to $415,080,000 at September 30, 2007 from $387,630,000 at December 31, 2006. Investments and mortgage-backed securities increased approximately $12,119,000, or 9.92%, from December 31, 2006 to September 30, 2007, due to the purchase of agency and mortgaged-backed securities that was funded primarily with additional deposits and borrowings. Net loans increased approximately $10,071,000, or 4.34%, from December 31, 2006 to September 30, 2007, due primarily to growth in commercial loans partially offset by reductions in residential mortgage loans.

Investment and Mortgage-backed Securities
-----------------------------------------

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

                          September 30, 2007              December 31, 2006
                          ------------------              -----------------

                       Amortized           Fair        Amortized          Fair
                         Cost              Value          Cost            Value
                         ----              -----          ----            -----

Municipal Securities     $3,130            $3,148        $3,182           $3,239
                         ======            ======        ======           ======

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

                                       September 30, 2007     December 31, 2006
                                       ------------------     -----------------

                                      Amortized    Fair      Amortized    Fair
                                         Cost      Value        Cost      Value
Investment Securities:                   ----      -----        ----      -----
  U.S. Agency Obligations             $    508  $    480      $   515   $    500
  Government Sponsored Enterprises      72,950    72,650       73,511     72,638
  Municipal Securities                   9,298     9,597       10,594     10,970
  Other                                 12,666    12,497       14,533     14,644
                                       -------   -------      -------    -------
Total Investment Securities             95,422    95,224       99,153     98,752
                                       -------   -------      -------    -------
Mortgage-backed Securities:
  Fannie Mae                            18,067    17,744       13,243     12,813
  Ginnie Mae                             1,194     1,195           55         57
  Freddie Mac                           13,467    13,441        3,111      3,109
  Collateralized Mortgage Obligations    3,642     3,570        4,380      4,272
                                       -------   -------      -------    -------
Total Mortgage-backed Securities        36,370    35,950       20,789     20,251
                                       -------   -------      -------    -------
Total Available for Sale              $131,792  $131,174     $119,942   $119,003
                                       =======   =======      =======    =======

Loans
-----

Loans increased to $241,957,000 at September 30, 2007 compared to $231,886,000 at December 31, 2006. The Corporation continues to focus on growth of the consumer and commercial lending portfolios with specialized loan officers and products.

Loans receivable consisted of the following (in thousands):

                                                 September 30, December 31,
                                                      2007        2006
                                                    --------    ---------
Mortgage loans:
  Fixed rate residential                            $ 16,652    $ 19,187
  Adjustable-rate residential                          9,150      10,295
  Commercial real estate                              72,028      62,450
  Construction                                         4,934       5,787
                                                    --------    ---------
Total mortgage loans                                 102,764      97,719
                                                    --------    ---------
Commercial loans:
  Commercial non-real estate                          31,846      42,093
  Commercial lines of credit                          64,431      51,469
                                                    --------    ---------
Total commercial loans                                96,277      93,562
                                                    --------    ---------
Consumer loans:
  Home equity                                         14,892      15,936
  Consumer and installment                            34,266      29,827
  Consumer lines of credit                               355         373
                                                    --------    ---------
Total consumer loans                                  49,513      46,136
                                                    --------    ---------
Total loans                                          248,554     237,417
                                                    --------    ---------
Less:
  Undisbursed portion of interim
   construction loans                                 (3,138)     (2,238)
   Unamortized loan discount                            (498)       (607)
  Allowance for loan losses                           (2,955)     (2,754)
  Net deferred loan origination costs                     (6)         68
                                                    --------    ---------

Total, net                                          $241,957    $231,886
                                                    ========    =========

Weighted-average interest rate of loans                 7.93%       8.14%

Cash surrender value of life insurance increased $3,455,000, or 61.55%, to $9,068,000 at September 30, 2007 from $5,613,000 at December 31, 2006 due to the purchase of $3,200,000 in additional bank-owned life insurance that will be utilized to offset the rapidly rising costs of providing employee benefits.

Other assets increased $276,000, or 12.93%, to $2,410,000 at September 30, 2007 from $2,134,000 at December 31, 2006, due primarily to an increase in a net deferred tax receivable that was related to the mark-to-market adjustment for investments available for sale.

Liabilities
-----------

Total liabilities increased $26,633,000, or 7.36%, to $388,296,000 at September 30, 2007 from $361,663,000 at December 31, 2006. Deposits increased $14,676,000, or 5.91%, to  $263,116,000  at September 30, 2007 from  $248,440,000 at December
31, 2006. The overall growth includes a 9.8% increase in non-interest bearing accounts while interest bearing accounts increased 5.6%. The increase was due primarily to growth in accounts generated from the new banking center openings. The Corporation continues to target lower-cost demand deposit accounts through media advertising.

Deposit accounts were as follows (in thousands):

                                            September 30, 2007              December 31, 2006
                                            ------------------              -----------------
                                       Rate      Balance       %       Rate      Balance       %
                                       ----      -------       -       ----      -------       -
Account Type
------------
NOW accounts:
  Commercial non- interest-bearing        --     $ 18,361     6.98%      --     $ 16,718       6.73%
  Non-commercial                        2.73%      54,472    20.70%    2.82%      52,512      21.14%
Money market checking accounts
                                        4.62%      20,280     7.71%    4.22%      14,178       5.71%
Regular savings                         0.78%      14,016     5.33%    0.76%      14,930       6.00%
                                                 --------   -------             --------     -------
Total demand and savings deposits
                                        2.35%     107,129    40.72%    2.20%      98,338      39.58%
                                                 --------   -------             --------     -------
Savings certificates:
  Up to 3.00%                                       5,683     2.16%               15,557       6.26%
  3.01% - 4.00%                                    31,008    11.78%               23,491       9.46%
  4.01% - 5.00%                                     6,386     2.43%               31,086      12.51%
  5.01% - 6.00%                                   112,890    42.90%               79,943      32.18%
  6.01% - 7.00%                                        20     0.01%                   25       0.01%
                                                 --------   -------             --------     -------
Total savings certificates              4.74%     155,987    59.28%    4.47%     150,102      60.42%
                                                 --------   -------             --------     -------
Total deposit accounts                  3.77%    $263,116   100.00%    3.56%    $248,440     100.00%
                                                 ========   =======             ========     =======

At September 30, 2007 and December 31, 2006, the Bank had $85,250,000 and $70,000,000, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):


                                                     September 30, 2007     December 31,2006
                                                     ------------------     ----------------
                                                        Wtd Avg Rate          Wtd Avg Rate
                                                        ============          ============
Contractual Maturity:
Within one year - fixed rate                             $--       --%      $21,500      5.18%
Within one year - adjustable rate                     20,750     5.12%       15,000      5.36%
After one but within three years - fixed rate          5,000     4.93%            -        - %
After one but within three years - adjustable rate     7,500     5.30%       12,500      5.33%
After three but within five years - adjustable rate   28,000     4.73%            -        - %
Greater than five years - adjustable rate             24,000     4.10%       21,000      4.33%
                                                     -------                -------
Total advances                                       $85,250     4.71%      $70,000      5.00%
                                                     =======                =======

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances. Borrowings from the Federal Home Loan Bank (the "FHLB") increased $15,250,000, or 21.79%, to $85,250,000 at September 30,
2007 from $70,000,000 at December 31, 2006 primarily to fund loan growth and additional security purchases. Securities sold under agreement to repurchase decreased $3,506,000 to $25,027,000 at September 30, 2007 from $28,533,000 at
December 31, 2006.

Shareholders' Equity
--------------------

Shareholders' equity increased $817,000, or 3.15%, to $26,784,000 at September 30, 2007 from $25,967,000 at December 31, 2006 due primarily to net income of $1,977,000 and a $208,000 decrease in unrealized losses on securities available for sale, offset by the repurchase of 47,504 shares at a cost of $986,000 and dividend payments of $0.34 per share at a cost of $619,000.

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

At September 30, 2007, the Corporation's investment in marketable securities totaled $134,304,000, nearly all of which is available for sale. Approximately $89,564,000 and $74,387,000 of debt securities at September 30, 2007 and December 31, 2006, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $134,088,000 at September 30, 2007. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2007, totaled $121,773,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At September 30, 2007, the Corporation had outstanding $85,250,000 of FHLB borrowings and $25,027,000 of securities sold under agreements to repurchase. At September 30, 2007, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $20,000,000 and the ability to borrow an additional $29,000,000 from the FHLB and secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of September 30, 2007, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

As of September 30, 2007, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

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


                                            September 30, 2007
                                            ------------------

                                         Actual                Regulatory Minimum          "Well Capitalized"
                                         ------                ------------------          ------------------

                                  Amount          Ratio       Amount         Ratio        Amount         Ratio
                                     $              %           $              %             $             %
Leverage ratio
Corporation                        32,954         8.39%        15,718         4.00%           n/a          n/a
Bank                               35,264         8.88%        15,892         4.00%         19,865        5.00%

Tier 1 capital ratio
Corporation                        32,954        11.47%        11,491         4.00%           n/a          n/a
Bank                               35,264        12.30%        11,465         4.00%         17,199        6.00%

Total risk-based capital ratio
Corporation                        38,775        13.50%        22,982         8.00%           n/a          n/a
Bank                               38,219        13.33%        22,932         8.00%         28,665        10.00%

During fiscal 2003, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 98,000 shares, in fiscal 2004, by an additional 5%, or 95,000 shares in fiscal 2005 and by an additional 5%, or 92,000 shares in fiscal 2006. The shares are to be repurchased, either through open market purchases or privately negotiated transactions, depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation's benefit plans. During the nine months ended September 30, 2007, the Corporation repurchased 47,504 shares. As of September 30, 2007, the Corporation had repurchased a total of 323,645 shares under these authorizations and had 59,355 shares available for repurchase under these authorizations.

Off-Balance Sheet Risk
----------------------

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer's requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $134,088,000 at September 30, 2007. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the period ended September 30, 2007, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Results of operations for the three months ended September 30, 2007 and 2006
----------------------------------------------------------------------------

General
-------

Net income increased $76,000, or 11.67%, to $727,000 for the three months ended September 30, 2007 as compared to $651,000 for the same period in 2006 as increases in net interest income and non-interest income along with a reduction in the provision for loan losses were partially offset by an increase in non-interest expense. The increase in non-interest expense from the prior year quarter reflects the additional expenses associated with opening three banking centers in the previous twelve months.


Average Yields and Rates
------------------------
 (dollars in thousands)
                                             Three Months Ended September 30,
                                             --------------------------------
                                          2007                             2006
                                          ----                             ----

                                         Average               Average    Average                Average
                                         Balance    Interest  Yield/Cost  Balance   Interest    Yield/Cost
                                       ------------ --------- --------- ----------- --------- ------------
Interest-earning assets:

Loans (1)                                  $239,372    $4,793     8.01%    $212,063    $4,387       8.27%

Mortgage-backed securities                   29,365       355     4.84%      22,163       248       4.48%

Investment securities                        95,016     1,330     5.60%     103,582     1,318       5.09%

Other interest-earning assets                 6,771        96     5.67%       4,687        65       5.51%
                                       ------------ --------- --------- ----------- --------- ------------

Total interest-earning assets               370,524     6,574     7.10%     342,495     6,018       6.66%
                                                    --------- =========             --------- ============

Non-interest-earning assets                  31,146                          28,891
                                       ------------                     -----------

Total assets                               $401,670                        $371,386
                                       ============                     ===========
Interest-bearing liabilities:

Deposits                                    261,025     2,469     3.78%     239,522     2,037       3.40%

Floating rate junior subordinated
deferrable interest debentures               12,372       227     7.34%      11,475       249       8.68%

FHLB advances and other
borrowings                                   98,527     1,165     4.73%      93,407     1,181       5.06%
                                       ------------ --------- --------- ----------- --------- ------------

Total interest-bearing liabilities          371,924     3,861     4.15%     344,404     3,467       4.03%
                                                    --------- =========             --------- ============

Non-interest-bearing liabilities              3,404                           2,626
                                       ------------                     -----------

Total liabilities                           375,328                         347,030

Shareholders' equity                         26,342                          24,356
                                       ------------                     -----------

Total liabilities and
shareholders' equity                       $401,670                        $371,386
                                       ============                     ===========

Net interest income/spread                             $2,713     2.94%                $2,551       3.00%
                                                    =========                       =========
Net yield on earning assets                                       2.93%                             2.98%


(1) Average balances of loans include non-accrual loans.

Interest Income
---------------

Interest income increased $556,000, or 9.24%, to $6,574,000 for the three months ended September 30, 2007 as compared to the same period in 2006. Interest income on loans increased by 9.25%, or $406,000, to $4,793,000 for the three months ended September 30, 2007 from $4,387,000 for the three months ended September 30, 2006, due to a higher average balance of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $150,000 for the three months ended September 30, 2007 to $1,781,000 from $1,631,000 during the same period in 2006 due to higher yields from higher market interest rates.

Interest Expense
----------------

Interest expense increased $394,000, or 11.36%, to $3,861,000 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Interest expense on deposit accounts increased $432,000, or 21.21%, to $2,469,000 for the three months ended September 30, 2007 from $2,037,000 during the same period in 2006 due to higher average balances and cost of deposits as a result of higher market rates. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $16,000, or 1.35%, for the three months ended September 30, 2007 as compared to the same period in the previous year due to lower market interest rates, offset by higher average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $22,000, or 8.84%, to $227,000 for the three months ended September 30, 2007 from $249,000 during the same period in 2006 due to lower rates due to the repayment of older trust preferred securities with the proceeds of newer trust preferred securities with lower rates, offset by higher average balances.

Provision for Loan Losses
-------------------------

During the three months ended September 30, 2007, the provision for loan losses was $20,000 as compared to $45,000 for the same period in the previous year. During the quarter ending September 30, 2007, $125,000 was received from a loan that was charged off in the previous year that was applied to the loan provision. The provision also reflects the increase in the loan portfolio and the Corporation's continued movement from longer-term, fixed-rate residential mortgage loans to shorter-term, floating-rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Real estate acquired in foreclosure and classified loans increased $576,000 from $8,180,000 at September 30, 2006 to $8,756,000 at September 30, 2007. The increase was due to an increase in classified commercial loans. During the three months ended September 30, 2007, bad debt charge-offs, net of recoveries, was $6,000 as compared to $4,000 for the same period in the previous year.

Non-Interest Income
-------------------

Total non-interest income increased $62,000, or 8.61%, to $782,000 for the three months ended September 30, 2007 from $720,000 for the same period in the previous year. Fees from financial services increased $67,000, or 9.67%, to $760,000 for the three months ended September 30, 2007 from $693,000 for the same period in the previous year. The change was from an increase in service charges due to an increase in the number of transaction accounts.

Non-Interest Expense
--------------------

For the three months ended September 30, 2007, total non-interest expense increased $211,000, or 9.20%, to $2,505,000 from $2,294,000 for the same period in 2006. The increase was due primarily to higher operating costs associated with banking centers opened in Simpsonville, South Carolina and two in Rock Hill, South Carolina during the previous twelve months. Compensation and employee benefits increased $218,000, or 19.91%, to $1,313,000 for the three months ended September 30, 2007 from $1,095,000 for the same period in 2006 due primarily to higher compensation and benefits costs for normal merit salary increases and additional staff due to the new banking center openings. Occupancy and equipment expense increased $144,000, or 30.97%, to $609,000 for the three months ended September 30, 2007 from $465,000 for the same period in 2006, due primarily to higher lease expense from the new locations. Professional services expense decreased $17,000, or 15.89%, to $90,000 for the three months ended September 30, 2007 from $107,000 for the same period in 2006, due to lower legal expenses. Advertising/public relations expense decreased $82,000, or 69.49%, to $36,000 for the three months ended September 30, 2007 from $118,000 for the same period in 2006 due primarily to higher prior year product and promotion expenses for the new banking center locations. Loan operations expense increased $18,000, or 60%, to $48,000 for the three months ended September 30, 2007 from $30,000 for the same period in 2006, due to higher costs associated with loan foreclosures. Intangible amortization expense decreased $55,000, or 34.59%, to $104,000 for the three months ended September 30, 2007 from $159,000 for the same period in 2006, due to deposit premiums related to branch acquisitions becoming fully amortized. Other expense decreased $31,000, or 13.60%, to $197,000 for the three months ended September 30, 2007 from $228,000 for the same period in 2006, due primarily to lower costs associated with deposit account charge-offs.

Results of operations for the nine months ended September 30, 2007 and 2006
---------------------------------------------------------------------------

General
-------

Net income decreased $12,000, or 0.60%, to $1,977,000 for the nine months ended September 30, 2007 as compared to $1,989,000 for the same period in 2006 as increases in net interest income and non-interest income and a reduction in the provision for loan losses were more than offset by an increase in non-interest expense. The increase in non-interest expense from the prior year reflects the additional expenses associated with opening three banking centers in the previous twelve months. During the third quarter, the Company closed one banking center located in Winnsboro, South Carolina. The deposits and operations contained in the banking center closed were moved into a larger Winnsboro, South Carolina location in order to improve the efficiencies for Fairfield County. The Company recorded a $135,000 write-down on the building value of the closed location.


Average Yields and Rates
------------------------
 (dollars in thousands)
                                         Nine Months Period Ended September 30,
                                         --------------------------------------
                                          2007                             2006
                                          ----                             ----

                                         Average               Average    Average                Average
                                         Balance    Interest  Yield/Cost  Balance   Interest    Yield/Cost
                                       ------------ --------- --------- ----------- --------- ------------
Interest-earning assets:

Loans (1)                                  $237,503   $14,373    8.07%     $205,247   $12,306     7.99%

Mortgage-backed securities                   26,895       951    4.71%       24,879       808     4.33%

Investment securities                        94,421     3,833    5.41%      109,554     3,927     4.78%

Other interest-earning assets                 7,140       297    5.55%        5,107       173     4.52%
                                       ------------ --------- --------- ----------- --------- ------------

Total interest-earning assets               365,959    19,454    7.09%      344,787    17,214     6.66%
                                                    --------- =========             --------- ============

Non-interest-earning assets                  30,361                          26,734
                                       ------------                     -----------

Total assets                               $396,320                        $371,521
                                       ============                     ===========
Interest-bearing liabilities:

Deposits                                    260,728     7,254    3.71%      245,057     5,647     3.07%

Floating rate junior subordinated
deferrable interest debentures               12,372       673    7.25%        9,335       596     8.51%

FHLB advances and other
borrowings                                   93,709     3,332    4.74%       89,741     3,084     4.58%
                                       ------------ --------- --------- ----------- --------- ------------

Total interest-bearing liabilities          366,809    11,259    4.09%      344,133     9,327     3.61%
                                                    --------- =========             --------- ============

Non-interest-bearing liabilities              2,963                           2,319
                                       ------------                     -----------

Total liabilities                           369,772                         346,452

Shareholders' equity                         26,548                          25,069
                                       ------------                     -----------

Total liabilities and
shareholders' equity                       $396,320                        $371,521
                                       ============                     ===========

Net interest income/spread                            $ 8,195    3.00%                $ 7,887     3.05%
                                                    =========                       =========

Net yield on earning assets                                      2.99%                            3.05%


(1) Average balances of loans include non-accrual loans.

Interest Income
---------------

Interest income increased $2,240,000, or 13.01%, to $19,454,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. Interest income on loans increased by 16.80%, or $2,067,000, to $14,373,000 for the nine months ended September 30, 2007 from $12,306,000 for the nine months ended September 30, 2006, due primarily to increasing market interest rates along with a higher average balance of loans with a higher average rate due to our increased emphasis on commercial and consumer loan originations. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $173,000, or 3.52%, for the nine months ended September 30, 2007 to $5,081,000 from $4,908,000 during the same period in 2006 due to higher yields from higher market interest rates, offset by lower average balances.

Interest Expense
----------------

Interest expense increased $1,932,000, or 20.71%, to $11,259,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Interest expense on deposit accounts increased $1,607,000, or 28.46%, to $7,254,000 for the nine months ended September 30, 2007 from $5,647,000 during the same period in 2006 due to higher averages balances and cost of deposits as a result of higher market rates. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. Interest expense on borrowings increased $248,000, or 8.04%, for the nine months ended September 30, 2007 as compared to the same period in the previous year due to higher market interest rates and higher average balances. Interest expense on floating rate junior subordinated deferrable interest debentures increased $77,000, or 12.92%, to $673,000 for the nine months ended September 30, 2007 from $596,000 during the same period in 2006 due to higher average balances, offset by lower rates as existing higher-cost debentures were repaid with the proceeds of a new issuance at a lower rate. In addition, on July 21, 2006, the Corporation completed a private placement of $4 million in trust preferred securities thereby increasing the average outstanding balances as of September 30, 2007 compared to the nine month period for 2006.

Provision for Loan Losses
-------------------------

During the nine months ended September 30, 2007, the provision for loan losses was $265,000 as compared to $355,000 for the same period in the previous year. During the quarter ending September 30, 2007, $125,000 was received from a loan that was charged off in the previous year that was applied to the loan provision. The provision also reflects loan growth and the Corporation's continued movement from longer-term, fixed-rate residential mortgage loans to shorter-term, floating rate-consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. Real estate acquired in foreclosure and loans classified increased $1,698,000 from $7,058,000 at December 31, 2006 to $8,756,000 at September 30, 2007. The increase was due primarily to two commercial loans totaling $2,018,000 becoming classified, offset by a decrease in nonperforming residential real estate loans. These loans are well supported by commercial real estate that should reduce the exposure to loss for the Corporation. During the nine months ended September 30, 2007, bad debt charge-offs, net of recoveries, was $64,000 as compared to $134,000 for the same period in the previous year. Corporation's loan loss allowance at September 30, 2007 was approximately 1.20% of the Corporation's outstanding loan portfolio and 87.63% of non-performing loans compared to 1.17% of the Corporation's outstanding loan portfolio and 212.66% of non-performing loans at December 31, 2006.

The changes in the allowance for loan losses consisted of the following (in thousands):


         Balance at beginning of period             $2,754

         Provision for loan losses                     265

         Charge-offs, net                             (64)
                                                   -------

         Balance at end of period                   $2,955
                                                   =======

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated (dollars in thousands):

                                         September 30, 2007  December 31, 2006
                                         ------------------  -----------------
Non-accruing loans which are
contractually past due 90 days
 or more:

Residential real estate                     $       84         $       459
Commercial                                       3,120                 631
Consumer                                           168                 205
                                            ----------         -----------
Total                                       $    3,372         $     1,295
                                            ==========         ===========

Percentage of loans receivable                    1.39%               0.56%
                                            ==========         ===========

Percentage of allowance for loan losses
to total loans outstanding                        1.20%               1.17%
                                            ==========         ===========

Allowance for loan losses                   $    2,955         $     2,754
                                            ==========         ===========

Real estate acquired through
foreclosure and repossessed assets          $       22         $       148
                                            ==========         ===========

Non-performing loans for the nine months ended September 30, 2007 increased $2,077,000 from December 31, 2006 due primarily to two commercial loans totaling $2,018,000 becoming 90 days delinquent, offset by a decrease in nonperforming residential real estate loans. These loans are well supported by commercial real estate that should reduce the exposure to loss for the Corporation.

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

Non-Interest Income
-------------------

Total non-interest income increased $184,000, or 8.63%, to $2,317,000 for the nine months ended September 30, 2007 from $2,133,000 for the same period in the previous year. Fees from financial services increased $198,000, or 9.64%, to $2,253,000 for the nine months ended September 30, 2007 from $2,055,000 for the same period in the previous year. The increase was due to higher service fees as a result of an increase in transaction accounts.

Non-Interest Expense
--------------------

For the nine months ended September 30, 2007, total non-interest expense increased $803,000, or 11.72%, to $7,657,000 from $6,854,000 for the same period in 2006. The increase was due primarily to higher operating costs associated with a banking center opened in Simpsonville, South Carolina and two in Rock Hill, South Carolina during the previous twelve months. During the third quarter, the Company closed one banking center located in Winnsboro, South Carolina. The deposits and operations contained in the banking center closed were moved into a larger Winnsboro, South Carolina location in order to improve the efficiencies for Fairfield County. The Company recorded a $135,000 write-down on the building value of the closed location. Compensation and employee benefits increased $449,000, or 13.50%, to $3,776,000 for the nine months ended September 30, 2007 from $3,327,000 for the same period in 2006 due primarily to higher compensation and benefits costs for normal merit salary increases and additional staff due to the new banking center openings. Occupancy and equipment expense increased $425,000, or 28.77%, to $1,902,000 for the nine months ended September 30, 2007 from $1,477,000 for the same period in 2006 due primarily to higher lease expense from the new locations along with the $135,000 write down for the closed banking center. Loan operations expense increased $56,000, or 93.33%, to $116,000 for the nine months ended September 30, 2007 from $60,000 for the same period in 2006, due to higher costs associated with foreclosures. Intangible amortization expense decreased $102,000, or 21.38%, to $375,000 for the nine months ended September 30, 2007 from $477,000 for the same period in 2006, due to deposit premiums related to branch acquisitions becoming fully amortized.

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

Net Interest Income Simulation Analysis

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

                                                   At                    At
                                              September 30,         December 31,
      Change in Rates (Basis Points)              2007                  2006
      ------------------------------              ----                  ----

               +200                              +4.49%                +3.76%

               +100                              +2.57%                +2.06%

               -100                              -2.81%                -2.42%

               -200                              -7.91%                -5.91%


The Corporation's exposure to rates increased slightly for the period ending September 30, 2007 as compared to the period ending December 31, 2006 due primarily to growth in prime-based loan products along with increases in term deposits.

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
             -----------------------------------------------------------

The  following  table  provides  certain   information  with  regard  to  shares
repurchased by the Corporation during the third quarter of 2007.


--------------------------------------------------------------------------------------------------------------------------
                                 (a)                    (b)                      (c)                          (d)
                                Total              Average Price        Total Number of Shares         Maximum Number of
                              Number of           Paid per share         Purchased as part of           Shares that may
                               Shares                                         Publicly                   be purchased
                              Purchased                                       Announced                      under
       Period                                                                 Programs                      Program

------------------------ ------------------- ------------------------- ------------------------ --------------------------

July 1, 2007 through             7,219                $20.92                    7,219                        69,355
July 31, 2007

------------------------ ------------------- ------------------------- ------------------------ --------------------------

August 1, 2007 through          10,000                $20.05                   10,000                        59,355
August 31, 2007

------------------------ ------------------- ------------------------- ------------------------ --------------------------

September 1, 2007                 --                    --                       --                          59,355
through September 30,
2007

------------------------ ------------------- ------------------------- ------------------------ --------------------------

  Total                         17,219                $20.41                   17,219                         N/A

--------------------------------------------------------------------------------------------------------------------------

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

                      PROVIDENT COMMUNITY BANCSHARES, INC.
                      ------------------------------------
                                  (Registrant)


Date:  November 8, 2007         By:   /s/ Dwight V. Neese
      -------------------           --------------------------------------
                                      Dwight V. Neese, President and
                                      Chief Executive Officer


Date:  November 8, 2007         By:   /s/ Richard H. Flake
      -------------------            ---------------------------------------
                                      Richard H. Flake, Executive Vice President
                                      and Chief Financial Officer