Form 10-K
period 2007-12-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2008-03-19
CIK 926164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked price on June 30, 2007, which is the last day of the registrant’s second fiscal quarter, was approximately $33,158,299 (1,617,478 shares at $20.50 per share). Solely for the purposes of this calculation it is assumed that directors and executive officers are affiliates of the registrant.

As of February 15, 2008, there were 1,787,485 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders (Part III).

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

Competition

The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial and consumer loans. Its most direct competition for savings deposits historically has been derived from other commercial banks and thrift institutions located in and around Union, Laurens, Fairfield, Greenville and York Counties, South Carolina. As of June 30, 2007, according to information presented on the Federal Deposit Insurance Corporation’s website, the Corporation held 41.7% of the deposits in Union County, which was the largest share of deposits out of four financial institutions in the county. Additionally, the Corporation held 24.2% of the deposits in Fairfield County, which was the third largest out of four financial institutions in the county, 5.7% of the deposits in Laurens County, which was the seventh largest share of deposits out of eight financial institutions in the county and 2.2% of the deposits in York County, which was the ninth largest out of 13 financial institutions in that county. The Corporation’s Greenville County location was established in March 2006 and therefore, did not have a significant level of deposits. However, the Corporation competes with super-regional banks, such as Wachovia Bank and SunTrust, and large regional banks, such as First-Citizens Bank and Trust Company of South Carolina and Carolina First Bank. These competitors have substantially greater resources and lending limits than does the Corporation and offer services that the Corporation does not provide. The Bank faces additional significant competition for investor funds from money market instruments and mutual funds. It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

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

Lending Activities

General. Set forth below is selected data relating to the composition of the Bank’s loan portfolio on the dates indicated (dollars in thousands).

	At December 31,								At September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$24,989	9.74%	$29,482	12.71%	$36,560	18.99%	$43,556	25.46%	$55,647	36.39%
Commercial	76,864	29.97	62,450	26.93	45,665	23.71	43,351	25.34	40,372	26.40
Construction loans	4,764	1.86	5,787	2.50	4,842	2.51	3,823	2.23	2,170	1.42

Total real estate loans	106,617	41.57	97,719	42.14	87,067	45.21	90,730	53.03	98,189	64.21
Consumer and installment loans	51,846	20.21	46,136	19.90	39,876	20.71	30,826	18.02	25,445	16.64
Commercial loans	104,261	40.65	93,562	40.35	70,668	36.70	54,796	32.02	33,859	22.14

Total loans	262,724	102.43	237,417	102.39	197,611	102.62	176,352	103.07	157,493	102.99

Less:
Undisbursed loans in process	(2,379)	(0.93)	(2,238)	(0.97)	(1,980)	(1.03)	(2,363)	(1.38)	(1,392)	(0.91)
Loan discount unamortized	(476)	(0.18)	(607)	(0.26)	(764)	(0.40)	(993)	(0.58)	(1,448)	(0.95)
Allowance for loan losses	(3,344)	(1.30)	(2,754)	(1.19)	(2,394)	(1.24)	(2,026)	(1.18)	(1,842)	(1.20)
Deferred loan fees	(38)	(0.02)	68	0.03	104	0.05	124	0.07	110	0.07

Net loans receivable	$256,487	100.00%	$231,886	100.00%	$192,577	100.00%	$171,094	100.00%	$152,921	100.00%

The following table sets forth, at December 31, 2007, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands). Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

	Due Within One Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Real estate loans:
Residential loans	$215	$1,162	$23,612	$24,989
Commercial loans	22,443	40,119	14,302	76,864
Construction loans (1)	4,764	—	—	4,764
Consumer and installment loans	5,215	24,249	22,382	51,846
Commercial loans	50,367	40,300	13,594	104,261

Total	$83,004	$105,830	$73,890	$262,724

(1)	Includes construction/permanent loans.

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

The following table sets forth, at December 31, 2007, the dollar amount of loans due after December 31, 2008 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

	Fixed	Adjustable	Total
Real estate loans:
Residential loans	$16,088	$8,686	$24,774
Commercial loans	35,501	18,920	54,421
Consumer and installment loans	21,519	25,112	46,631
Commercial loans	23,439	30,455	53,894

Total	$96,547	$83,173	$179,720

Real Estate Loans. The Bank originates residential mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. At December 31, 2007, approximately $25.0 million, or 9.7% of the Corporation’s net loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal, excluding construction loans).

Office of the Comptroller of the Currency regulations limit the amount that national banks may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Federal banking regulations permit a maximum loan-to-value ratio of 100% for one-to four-family dwellings and 85% for all other real estate loans. The Bank’s lending policies, however, limit the maximum loan-to-value ratio on one-to four-family real estate mortgage loans to 80% of the lesser of the appraised value or the purchase price. Any single-family loan made in excess of an 80% loan-to-value ratio and any commercial real estate loan in excess of a 75% loan-to-value ratio is required to have private mortgage insurance or additional collateral. In the past, the Bank has originated some commercial real estate loans in excess of a 75% loan-to-value ratio without private mortgage insurance or additional collateral.

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

The Bank offers a full complement of mortgage lending products with both fixed and adjustable rates. Due to the nature of the Bank’s marketplace, only a small percentage of residential loans are adjustable-rate mortgage loans (“ARMs”). The Bank offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan. At December 31, 2007, the Bank had approximately $8.7 million of ARMs, or 3.4% of the Bank’s total loans receivable. At December 31, 2007, 6.3% of the Bank’s loan portfolio consisted of long-term, fixed-rate residential real estate loans.

Net interest income depends to a large extent on how successful the Bank is in “matching” interest-earning assets and interest-bearing liabilities. The Corporation has taken steps to reduce its exposure to rising interest rates. For a discussion of these steps, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commercial real estate loans constituted approximately $76.9 million, or 30.0%, of the Bank’s net loan portfolio at December 31, 2007. Commercial real estate loans consist of permanent loans secured by multi-family loans, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties. Commercial real estate loans are originated and purchased for inclusion in the Bank’s portfolio. These loans generally have 20 to 30-year amortization schedules and are callable or have balloon payments after five years. Typically, the loan documents provide for adjustment of the interest rate every one to three years. Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

Loans secured by multi-family and commercial real estate properties may involve greater risk than single-family residential loans. Such loans generally are substantially larger than single-family residential loans. Further, the payment experience on loans secured by commercial properties typically depends on the successful operation of the properties, and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Our largest commercial loan relationship was a $4.8 million loan secured by commercial real estate including land and buildings located in Rock Hill, South Carolina. This loan was performing according to its original terms at December 31, 2007.

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

At December 31, 2007, the Bank had approximately $4.8 million outstanding in construction loans, including approximately $2.4 million in undisbursed proceeds. Substantially all of these loans were secured by one- to four-family residences.

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

Commercial Loans. Commercial business loans are made primarily in our market area to small businesses through our branch network. Each county location of the branch network has an experienced commercial lender that is responsible for the generation of this product. In selective cases, we will enter into a loan participation within our market area to purchase a portion of a commercial loan that meets the Bank’s underwriting criteria. We offer secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal and are payable on loans not in default, subject to annual review and renewal. When making commercial loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral. A commercial loan generally is secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and generally are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.

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

Loan Solicitation and Processing. Loan originations come from walk-in customers, sales and solicitations from loan officers and loan participations. The Bank utilizes various officers and loan committees for the approval of real estate loans. The Board of Directors has appointed a Board Loan Committee comprised of two members elected annually from the Board of Directors and four senior executive officers of the Bank. A quorum of three members, including at least one Board member, is required for any action. This Committee has the authority to approve all secured and unsecured loan requests with the exception of a single loan request exceeding $3.0 million, which requires approval of the entire Board of Directors.

Loan Originations, Purchases and Sales. During fiscal 2001, we phased out broker loan purchases and originations and reduced our mortgage lending operations to provide an increased capital allocation for consumer and commercial lending. Consequently, the Bank did not securitize any loans in either the 2007 or 2006 fiscal years. The Bank does not have any current plans to sell a large volume of loans, other than fixed-rate mortgage loans it originates through its retail branch network. The Bank purchases participation interests in loans originated by other institutions. The Bank had total purchases of participation interests of $27.6 million in fiscal 2007. These participation interests are primarily on commercial properties and carry either a fixed or adjustable interest rate. The Bank performs its own underwriting analysis on each of its participation interests before purchasing such loans and therefore believes there is no greater risk of default on these obligations. However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates, including any annual financial statements provided by a borrower. Additionally, the Bank receives periodic updates on the loan from the lead lender.

The following table sets forth the Bank’s loan origination activity for the periods indicated (in thousands):

	Year Ended December 31,
	2007	2006	2005
Loans originated:
Real estate loans:
Residential loans	$5,338	$6,644	$5,415
Construction loans	—	945	1,401

Total mortgage loans originated	5,338	7,589	6,816

Consumer and installment loans	17,924	18,371	17,039
Commercial loans	59,863	57,353	56,469

Total loans originated	$83,125	$83,313	$80,324

Loan participations purchased	$27,636	$22,085	$7,987
Loan participations sold	$2,000	$970	$6,000

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

Non-performing assets were $3.8 million and $1.4 million at December 31, 2007 and December 31, 2006, respectively.

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated (dollars in thousands).

	At December 31,				At September 30,
	2007	2006	2005	2004	2003
Real estate	$356	$459	$461	$217	$408
Commercial	2,445	631	436	142	2,437
Consumer	171	205	349	391	209

Total	2,972	1,295	1,246	750	3,054

Accruing loans which are contractually past due 90 days or more	—	—	—	—	—
Real estate owned, net	856	148	224	364	652

Total non-performing assets	$3,828	$1,443	$1,470	$1,114	$3,706

Percentage of non-performing assets to loans receivable net	1.49%	0.62%	0.76%	0.65%	2.42%

Interest income that would have been recorded for the year ended December 31, 2007 had non-accruing loans been current in accordance with their original terms amounted to approximately $156,000. There was no interest included in interest income on such loans for the year ended December 31, 2007.

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

While we believe that we have established the existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request the Bank to increase significantly the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may affect adversely the Corporation’s financial condition and results of operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements for information concerning the Bank’s provision and allowance for possible loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated (dollars in thousands):

	For the Year Ended December 31,				For the Three Months Ended December 30,	For the Year Ended September 30,
	2007	2006	2005	2004	2003	2003
Balance at beginning of year	$2,754	$2,394	$2,026	$2,383	$1,842	$1,371

Loans charged off:
Real estate	—	(25)	(75)	(62)	(47)	(255)
Commercial	(668)	(141)	(302)	(1,740)	(154)	(11)
Consumer	(45)	(74)	(195)	(40)	(39)	(65)

Total charge-offs	(713)	(240)	(572)	(1,842)	(240)	(331)

Recoveries:
Real estate	13	44	35	22	1	31
Commercial	218	66	26	192	51	6
Consumer	6	20	10	21	4	40

Total recoveries	237	130	71	235	56	77

Net charge-offs	(476)	(110)	(501)	(1,607)	(184)	(254)

Provision for loan losses (1)	1,066	470	869	1,250	725	725

Balance at end of year	$3,344	$2,754	$2,394	$2,026	$2,383	$1,842

Ratio of net charge-offs to average gross loans outstanding during the period	0.20%	0.05%	0.27%	0.91%	0.12%	0.16%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

The Bank experienced bad debt charge-offs, net of recoveries, of approximately $476,000 in fiscal 2007 compared to $110,000 for fiscal 2006. The loan charge-offs for the current year includes one commercial loan for $1.3 million that was foreclosed and taken into other real estate owned where the loan was written down to fair market value of $800,000. The property was sold during the first quarter of 2008 in a transaction that resulted in a small recovery. The allowance for loan losses to total loans ratio at the end of fiscal 2007 was 1.28% compared to 1.17% at the end of fiscal 2006.

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

	At December 31,								At September 30,
	2007		2006		2005		2004		2003
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Real estate	$1,297	40.58%	$993	41.16%	$975	44.06%	$984	51.45%	$1,078	62.34%
Commercial	1,268	39.68	956	39.41	447	20.18	335	17.48	280	16.16
Consumer	630	19.74	471	19.43	792	35.76	594	31.07	372	21.50
Unallocated	149	N/A	334	N/A	180	N/A	113	N/A	112	N/A

Total allowance for loan losses	$3,344	100.00%	$2,754	100.00%	$2,394	100.00%	$2,026	100.00%	$1,842	100.00%

The Bank adjusts balances on real estate acquired in settlement of loans to the lower of cost or market based on appraised value when the property is received in settlement. These values reflect current market conditions and sales experience. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

Asset Classification. The Office of the Comptroller of the Currency requires national banks to classify problem assets. Problem assets are classified as “substandard” or “impaired,” depending on the presence of certain characteristics. Assets that currently do not expose the insured institution to sufficient risk to warrant classification in the above-mentioned categories but possess weaknesses are designated “special mention.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “impaired” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

When an institution classifies problem assets as either special mention or substandard, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets or a portion of assets as impaired, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset or a portion thereof so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Comptroller of the Currency who can order the establishment of additional general or specific loss allowances.

The following tables set forth the number and amount of classified loans at December 31, 2007 (dollars in thousands):

	Impaired		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount
Real estate	13	$2,715	12	$550	5	$241
Commercial	—	—	11	1,368	14	3,762
Consumer	—	—	13	352	2	2

Total	13	$2,715	36	$2,270	21	$4,005

Investment Activities

The following table sets forth the Corporation’s investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

	At December 31,
	2007		2006		2005
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Available for sale:
Investment securities:
U.S. Agency obligations	$488	0.45%	$500	0.42%	$507	0.35%
Government Sponsored Enterprises	40,665	37.63	72,638	61.04	82,936	57.97
Municipal securities	9,601	8.88	10,970	9.22	18,180	12.71
Other	12,093	11.20	14,644	12.31	14,621	10.22

Total investment securities	62,847	58.16	98,752	82.99	116,244	81.25

Mortgage-backed and related securities	45,214	41.84	20,251	17.01	26,835	18.75

Total	$108,061	100.00%	$119,003	100.00%	$143,079	100.00%

	At December 31,
	2007		2006		2005
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Held to maturity:
Municipal securities	$3,126	100.00%	$3,182	100.00%	$3,204	100.00%

The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to thirty years. The Corporation decreased its level of investment securities from the previous year as proceeds from the sale and maturation of investment securities were used to fund growth in higher-yielding loans.

The Corporation also purchases mortgage derivative securities in the form of collateralized mortgage obligations (“CMOs”) issued by U.S. government agencies or corporations. While these securities possess minimal credit risk due to the Federal guarantee of collection on the underlying mortgages, they possess liquidity and interest rate risk. The amortized cost of the CMOs at December 31, 2007 was approximately $3.5 million with a fair value of $3.5 million. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

The following table sets forth at amortized cost (held to maturity) and market value (available for sale) the maturities and weighted average yields* of the Corporation’s investment and mortgage-backed securities portfolio at December 31, 2007 (dollars in thousands):

	Amount Due or Repricing within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for Sale:
Investment securities:
U.S. Agency obligations	$—	—%	$8	8.07%	$—	—%	$480	5.62%	$488	5.66%
Government Sponsored Enterprises(1)	6,977	4.00	13,645	5.12	20,043	5.99	—	—	40,665	5.36
Municipal securities	—	—	461	4.82	810	4.58	8,330	4.88	9,601	4.85
Corporate securities	9,145	7.11	955	5.03	—	—	1,993	7.00	12,093	6.93

Total investment securities	16,122	5.76	15,069	5.11	20,853	5.94	10,803	5.30	62,847	5.58
Mortgage-backed and related securities	4,526	5.03	1,486	6.10	11,831	5.67	27,371	5.37	45,214	5.44

Total available for sale	20,648	5.60	16,555	5.20	32,684	5.84	38,174	5.35	108,061	5.52

Held to Maturity:
Municipal securities	$696	3.52%	$—	—%	$—	—%	$2,430	4.26%	$3,126	4.10%

(1)	The following GSE issuers exceed 10% of shareholder’s equity at 12/31/07.

Issuer	Book Value	Market Value
Federal Home Loan Bank (FHLB)	$15,475	$15,470
Freddie Mac (FHLMC)	23,157	23,369

	$38,632	$38,839

*	The weighted average yield is based upon the cost value and the total income received of the instrument.

At December 31, 2007, approximately $16.6 million of mortgage-backed securities were adjustable-rate securities.

Deposits and Borrowings

General deposits are the major source of our funds for lending and other investment purposes. In addition to deposits, we derive funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be influenced significantly by general market interest rates and money market conditions. During 2007, the Bank experienced a net increase in deposits of approximately $22.0 million due to various deposit promotion programs with continued emphasis on increasing core deposits. The Bank used the excess funds from its decrease in its level of investment securities to support the remaining growth experienced in fiscal 2007.

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

The following table sets forth the time deposits of the Bank classified by rates as of the dates indicated (in thousands):

	At December 31,
	2007	2006	2005
Up to 2.0%	$228	$1,909	$24,568
2.01% to 4.0%	31,805	37,139	86,570
4.01% to 6.0%	129,536	111,029	26,582
6.01% to 8.0%	26	25	23

Total time deposits	$161,595	$150,102	$137,743

The following table sets forth the maturities of time deposits at December 31, 2007 (in thousands):

Amount
Within three months	$39,872
After three months but within six months	40,790
After six months but within one year	54,177
After one year but within three years	25,288
After three years but within five years	1,367
After five years but within ten years	101

Total	$161,595

Certificates of deposit with maturities of less than one year increased to $134.8 million at December 31, 2007 from $112.1 million at December 31, 2006. Historically, we have been able to retain a significant amount of deposits as they mature. In addition, we believe that we can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2007 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Amount
Three months or less	$15,597
Over three through six months	15,957
Over six months through twelve months	21,199
Over twelve months	10,470

Total jumbo certificates	$63,223

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

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

	At December 31,
	2007	2006	2005
Balance outstanding at end of period:
FHLB advances	$69,500	$70,000	$75,715
Other borrowings	36,503	40,905	32,862

Weighted average rate paid on:
FHLB advances	4.55%	4.81%	3.98%
Other borrowings	4.92%	5.44%	3.62%

	At or For the Year Ended December 31,
	2007	2006	2005
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$85,250	$81,500	$75,715
Other borrowings	51,547	47,413	41,228

Approximate average borrowings outstanding:
FHLB advances	66,893	59,481	77,854
Other borrowings	40,932	43,553	35,618

Approximate weighted average rate paid on:
FHLB advances	4.77%	5.06%	3.13%
Other borrowings	5.35%	5.72%	4.03%

At December 31, 2007, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $30.0 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option. At December 31, 2007, the Bank had unused lines of credit for longer term advances totaling $40.0 million.

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

Employees

The Corporation has 77 full-time employees and 7 part-time employees. None of the employees are represented by a collective bargaining unit. We believe that relations with our employees are excellent.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank. See “Capital Requirements.” Provident Community Bancshares’ total and Tier 1 capital exceed these requirements as of December 31, 2007.

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

At December 31, 2007, the Bank met each of its capital requirements.

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

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit approximated $180,281, of which $112,299 was used in 2007 and $67,982 is still available. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which is unchanged from 2007.

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

Loans to One Borrower. National banks are subject to limits on the amount that they may lend to single borrowers. Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital). An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2007, the Bank’s limit on loans to one borrower was $5.9 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $4.8 million.

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

The authority of the Bank to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and are not to involve more than the normal risk of repayment. There is an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution’s capital position and requires certain board approval procedures to be followed. Extensions of credit to executive officers are subject to additional restrictions.

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

Assessments. National banks are required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the national bank’s (including consolidated subsidiaries) total balance sheet assets and financial condition. The OCC assessments paid by the Bank for the fiscal year ended December 31, 2007 totaled $30,000.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) and a final rule to implement safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality and growth; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $43.9 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $45.8 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $3.8 million.

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

At December 31, 2007, 29.3% of our loan portfolio consisted of commercial real estate loans and 40.6% of our loan portfolio consisted of commercial business loans. We have increased our emphasis on these types of loans since we converted to a national bank charter in July 2003. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The unseasoned nature of a significant portion of our commercial loan portfolio may result in errors in judging its collectibility, which may lead to additional loan charge-offs and provisions for loan losses, which would hurt our profits.

Our commercial loan portfolio, which includes loans secured by commercial real estate as well as business assets, has increased from $47.6 million, or 29.4% of total loans, at September 30, 2002 to $181.1 million, or 70.6% of total loans, at December 31, 2007. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern with which to judge future collectibility. These loans have also not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis that those incurred with our residential mortgage loan portfolio.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the Federal Deposit Insurance Corporation, as of June 30, 2007, we held 8.6% of the deposits in Fairfield, Laurens, Union and York Counties, in South Carolina, which was the third largest market share of deposits out of the 17 financial institutions that held deposits in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Certain interest rate movements may hurt our earnings and asset value.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. For the years ended December 31, 2007 and 2006, respectively, our interest rate spread was 2.91% compared to 2.98%. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 3.0%.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation owns two banking offices and an operations center in Union, South Carolina, two banking offices in Winnsboro, South Carolina, two banking offices in Rock Hill, South Carolina and a banking office in each of Laurens, Jonesville and Simpsonville, South Carolina. The net book value of the Corporation’s investment in premises and equipment totaled approximately $5.1 million at December 31, 2007. See Note 4 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Provident Community Bancshares, Inc.’s common stock is listed on the Nasdaq Global Market under the symbol PCBS. As of February 15, 2008, there were 687 shareholders of record and 1,787,485 shares of common stock issued and outstanding.

The following table contains the range of high and low sales prices of Provident Community Bancshares’ common stock as reported by the Nasdaq Global Market and per share dividend as declared during each quarter of the last two calendar years.

Calendar Year 2007	High	Low	Dividend
Fourth Quarter	$21.24	$19.00	$0.115
Third Quarter	$21.24	$19.00	$0.115
Second Quarter	$21.20	$19.63	$0.115
First Quarter	$21.04	$19.40	$0.110

Calendar Year 2006	High	Low	Dividend
Fourth Quarter	$19.42	$18.05	$0.11
Third Quarter	$18.83	$16.86	$0.11
Second Quarter	$18.13	$16.90	$0.11
First Quarter	$18.34	$16.50	$0.10

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

Purchases of Equity Securities By Issuer

The following table provides certain information with regard to shares repurchased by the Corporation in the 4th Quarter of fiscal 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	615	$21.15	615	58,740

November 1, 2007 through November 30, 2007	1,500	$19.80	1,500	57,240

December 1, 2007 through December 31, 2007	3,500	$19.55	3,500	55,740

Total	5,615	$19.79	5,615

(1)	In May 2005, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of the outstanding shares or 98,000 shares. In August 2006, the program was expanded by an additional 5% or 92,000 shares. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 6. Selected Financial Data

	SELECTED FINANCIAL AND OTHER DATA
	Years Ended December 31,				Three Months Ended December 31,	Year Ended September 30,
	2007	2006	2005	2004	2003	2003
Operations Data:
Interest income	$26,009	$$23,491	$19,213	$16,952	$3,787	$16,924
Interest expense	(15,214)	(12,967)	(8,970)	(7,246)	(2,305)	(8,702)

Net interest income	10,795	10,524	10,243	9,706	1,482	8,222
Provision for loan losses	(1,066)	(470)	(869)	(1,250)	(725)	(725)

Net interest income after provision For loan losses	9,729	10,054	9,374	8,456	757	7,497
Other income (expense)	3,162	2,876	2,543	2,561	(283)	2,533
Other expense	(10,167)	(9,178)	(8,537)	(8,140)	(2,326)	(7,600)

Income (loss) before income taxes	2,724	3,752	3,380	2,877	(1,852)	2,430
Income tax (expense) benefit	(534)	(949)	(914)	(721)	642	(571)

Net income (loss)	$2,190	$2,803	$2,466	$2,156	$(1,210)	$1,859

Net income (loss) per common share (Basic)	$1.21	$1.50	$1.29	$1.10	$(0.62)	$0.95
Net income (loss) per common share (Diluted)	$1.19	$1.48	$1.26	$1.05	$(0.62)	$0.90
Dividends paid per common stock	$0.455	$0.43	$0.40	$0.40	$0.10	$0.40
Weighted average number of common shares outstanding (Basic)	1,810,916	1,865,951	1,914,357	1,957,760	1,967,217	1,963,775
Weighted average number of common shares outstanding (Diluted)	1,846,980	1,893,203	1,962,920	2,044,137	1,967,217	2,056,579

	At December 31,					At September 30,
	2007	2006	2005	2004	2003	2003
	(Dollars In Thousands)
Financial Condition:
Total amount of:
Assets	$407,641	$387,630	$371,042	$351,598	$331,884	$341,704
Cash and due from banks	11,890	9,124	8,380	13,197	28,702	3,290
Securities	111,187	122,185	146,283	143,494	123,789	157,438
Loans (net)	256,487	231,886	192,577	171,094	154,501	152,921
Deposits	270,399	248,440	234,988	223,691	212,716	212,693
Advances from Federal Home Loan Bank and other borrowings	69,500	70,000	75,715	63,500	68,500	74,000
Securities sold under agreement to repurchase	24,131	28,533	24,615	27,898	15,415	18,539
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	8,247	8,247	—	—
Corporate obligated floating rate capital securities	—	—	—	—	8,000	8,000
Shareholders’ equity	27,313	25,967	25,333	26,019	25,507	26,216

	Years Ended December 31,				Year Ended September 30,
	2007	2006	2005	2004	2003
Other Selected Data:
Average interest rate spread	2.91%	2.98%	2.98%	2.94%	2.56%
Net interest margin	2.91	3.01	3.02	2.96	2.63
Return on average assets	0.55	0.75	0.68	0.61	0.55
Return on average shareholders’ equity	8.25	11.19	9.68	8.40	6.64
Dividend payout ratio	37.72	28.79	31.26	36.32	42.29
Operating expense to average assets	2.42	2.28	2.17	2.14	2.17
Ratio of average shareholders’ equity to average assets	6.63%	6.68%	7.01%	7.28%	8.34%

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

	Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$240,192	$19,048	7.93%	$211,799	$16,924	7.99%	$179,844	$12,666	7.04%
Mortgage-backed securities	30,059	1,492	4.96	24,249	1,041	4.29	32,860	1,338	4.07
Investment securities:
Taxable	83,833	4,708	5.62	96,489	4,738	4.91	99,404	4,214	4.24
Nontaxable	12,906	603	4.67	15,860	736	4.64	20,583	869	4.22

Total investment securities	96,739	5,311	5.49	112,349	5,474	4.87	119,987	5,083	4.24
Deposits and federal funds sold	3,413	158	4.63	1,117	52	4.66	6,849	126	1.84

Total interest-earning assets	370,403	26,009	7.02	349,514	23,491	6.72	339,540	19,213	5.66
Non-interest-earning assets	29,752			24,569			23,761

Total assets	$400,155			$374,083			$363,301

Interest-bearing liabilities:
Savings accounts	14,486	111	0.77	16,137	106	0.66	17,678	77	0.43
Negotiable order of withdrawal accounts (2)	74,326	2,426	2.62	74,411	2,339	2.60	63,561	1,352	1.75
Certificate accounts	155,490	7,295	4.69	137,663	5,291	3.84	138,564	3,819	2.76
FHLB advances and other borrowings	107,823	5,382	4.99	103,034	5,231	5.08	102,099	3,722	3.65

Total interest-bearing liabilities	352,125	15,214	4.11	331,245	12,967	3.74	321,902	8,970	2.67
Non-interest-bearing deposits	18,288			15,397			13,578
Non-interest-bearing liabilities	3,007			2,183			2,078

Total liabilities	373,420			348,825			337,558
Shareholders’ equity	26,735			25,258			25,743

Total liabilities and shareholders’ Equity	$400,155			$374,083			$363,301

Net interest income		$10,795			$10,524			$10,243

Interest rate spread (3)			2.91%			2.98%			2.99%
Net interest margin (4)		2.91%			3.01%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.05x			1.06x			1.06x

(1)	Average loans receivable includes non-accruing loans. Interest income does not include interest on loans 90 days or more past due.
(2)	Average costs include the affects of non-interest bearing deposits.
(3)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

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

	Years Ended December 31, 2007 vs. 2006
	Volume	Rate	Total
	(Dollars in Thousands)
Change in interest income:
Loans	$2,269	$(144)	$2,125
Mortgage-backed securities	249	201	450
Investments (1)	(648)	591	(57)

Total interest income	1,870	648	2,518

Change in interest expense:
Deposits	603	1,493	2,096
Borrowings and other	243	(92)	151

Total interest expense	846	1,401	2,247

Change in net interest income	$1,024	$(753)	$271

(1)	Includes fed funds and overnight deposits.

Results of Operations

Comparison of Years Ended December 31, 2007 and December 31, 2006

Net income decreased $613,000, or 21.9%, from $2.8 million for the year ended December 31, 2006 to $2.2 million for the year ended December 31, 2007. Earnings per share were $1.21 per share (basic) and $1.19 per share (diluted) for the year ended December 31, 2007 compared to $1.50 per share (basic) and $1.48 per share (diluted) for the year ended December 31, 2006. Net interest income before the loan loss provision for the year ended December 31, 2007 increased $271,000, or 2.6%, to $10.8 million compared to $10.5 million for the previous year. The increase was due primarily to higher average loan balances over the previous year along with an increase in yield on investment securities. The increase in net interest income was partially offset by higher cost of funds as a result of rising rates and, to a lesser extent, an increase in the average balance of deposits and borrowings.

Interest Income. Total interest income increased $2.5 million, or 10.7%, from $23.5 million for the year ended December 31, 2006 to $26.0 million for the year ended December 31, 2007. Interest income on loans increased $2.1 million, or 12.4%, from $16.9 million for 2006 to $19.0 million for 2007 due primarily to higher average balance of loans. The Corporation’s continued focus on variable and prime-based lending resulted in net growth in consumer/commercial loans of 16.3% while net residential mortgage loans declined 13.1%. Interest income on deposits, federal funds sold and investment securities increased $394,000, or 6.0%, from $6.6 million for 2006 to $7.0 million for 2007. The increase was due primarily to higher yields, offset by lower average balances as proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans.

Interest Expense. Interest expense increased 16.9% to $15.2 million for 2007 from $13.0 million for 2006. Interest expense increased $2.1 million for deposits and increased $151,000 for other borrowings and floating rate junior subordinated deferrable interest debentures. Interest expense for deposits increased due primarily to higher average balances and higher market rates from a rising interest rate environment. Interest expense on other borrowings increased due to higher average balances, offset by a decrease in the average rate paid.

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

The provision for loan losses increased from $470,000 for 2006 to $1,066,000 for 2007 primarily due to: (1) an increase in non-performing assets; (2) increased growth, primarily in commercial and consumer loans, which carry a higher risk of default than one-to four-family residential mortgage loans; and (3) an increase in charge-offs. The allowance for loan losses increased $590,000 to $3.3 million as of December 31, 2007 compared to $2.8 million as of December 31, 2006. Non-performing assets increased $2.5 million from $1.3 million at December 31, 2006 to $3.8 million at December 31, 2007. The majority of this increase relates to two loan relationships that also existed at December 31, 2006. At December 31, 2007, loans classified as impaired under FASB 114 totaled $2.7 million and carried a specific reserve of $591,000.

The Corporation experienced loan charge-offs, net of recoveries, of approximately $476,000 for 2007 compared to $110,000 for 2006. The loan charge-offs for 2007 included approximately $450,000 from one commercial loan foreclosure that was written down to fair market value after being transferred to other real estate owned. The property has been sold in a transaction that realized a small recovery. The allowance for loan losses to total loans at December 31, 2007 was 1.28% compared to 1.17% at December 31, 2006. The allowance for loan losses to non-performing loans at December 31, 2007 was 88.37% compared to 212.66% at December 31, 2006.

Non-Interest Income. Non-interest income increased 9.94% to $3.2 million for the year ended December 31, 2007 from $2.9 million for the year ended December 31, 2006. Fees for financial services increased $225,000 to $3.1 million, primarily due to higher fees as a result of an increase in demand deposit accounts that was offset partially by lower fees generated from financing receivables programs due to a reduction in product volumes.

Non-Interest Expense. Non-interest expense increased 10.8% to $10.2 million for the year ended December 31, 2007 from $9.2 million for the year ended December 31, 2006. The Corporation opened a banking center in March 2006 in Simpsonville, South Carolina and a second Rock Hill, South Carolina banking center in October 2006. During the third quarter of 2007, the Company closed one banking center located in Winnsboro, South Carolina. The deposits and operations contained in the banking center closed were moved into a larger Winnsboro, South Carolina location in order to improve the efficiencies for Fairfield County. The Company recorded a $135,000 write-down on the building value of the closed location. Compensation and employee benefits increased 11.5%, or $509,000, for the year ended December 31, 2006 compared to the year ended December 31, 2007 due primarily to higher compensation and benefits costs for normal merit salary increases and additional staffing required for the new banking centers. Occupancy and equipment expenses increased 24.0%, or $490,000, to $2.5 million for the year ended December 31, 2007 from $2.0 million for the year ended December 31, 2006 due to higher rent expense for the new banking centers along with the $135,000 write down for the closed location. Professional services expense increased 15.0%, or $60,000, from the year ended December 31, 2006 to the year ended December 31, 2007 due primarily to higher audit fees as a result of meeting compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Advertising and public relations expense decreased 16.4%, or $49,000, from the year ended December 31, 2006 to the year ended December 31, 2007 due primarily to the previous year product and promotion expenses for the two new banking center locations. Loan operations costs increased $62,000, or 70.5%, to $150,000 for the year ended December 31, 2007 from $88,000 for the year ended December 31, 2006, due to higher disposition costs associated with foreclosed real estate properties. Intangible amortization expense decreased $157,000, or 24.7%, to $480,000 for the year ended December 31, 2007 from $636,000 for 2006, due to deposit premiums related to branch acquisitions becoming fully amortized. Items processing expense increased $29,000, or 15.1%, to $221,000 for the year ended December 31, 2007 from $192,000 for the year ended December 31, 2006 due to an increase in transaction accounts. Other operating expense increased 3.0%, or $26,000, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due primarily to higher costs associated with the opening of the two new banking centers and higher loan expense from increased production.

Income Tax Expense. The effective income tax rate for the Corporation was 19.60% for the year ended December 31, 2007 compared to 25.29% for the year ended December 31, 2006. The decrease was due primarily to the reversal of a valuation allowance relating to a prior year business combination.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Assets. At December 31, 2007, the Corporation’s assets totaled $407.6 million, an increase of $20.0 million, or 5.2%, as compared to $387.6 million at December 31, 2006. Cash and due from banks increased $2.8 million to $11.9 million from $9.1 million at December 31, 2006. The increase was due primarily to higher invested overnight funds and additional vault and teller cash required for the two new banking center openings. Investment and mortgage-backed securities decreased $11.0 million to $111.2 million from $122.2 million at December 31, 2006 as proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans.

Total loans, net, increased $24.6 million, or 10.6%, to $256.5 million at December 31, 2007 from $231.9 million at December 31, 2006. The net change in the loan portfolio balance includes a reduction in residential mortgage loans that reflects the Corporation’s movement toward higher yielding consumer and commercial loans through the use of specialized loan officers and products that are intended to provide improvements in interest rate risk exposure. Consumer and commercial loans during this period increased $31.9 million, or 17.3%, while residential mortgage loans decreased $6.6 million or 13.2%.

Liabilities. Total liabilities increased $18.7 million, or 5.2%, to $380.3 million at December 31, 2007 from $361.7 million at December 31, 2006.

Total deposits increased $22.0 million, or 8.8%, from $248.4 million at December 31, 2006 to $270.4 million at December 31, 2007. Time deposits increased $11.5 million, or 7.7%, from $150.1 million at December 31, 2006 to $161.6 million at December 31, 2007 while transaction deposit accounts increased $10.5 million, or 10.6%, from $98.3 million at December 31, 2006 to $108.8 million at December 31, 2007. The increase in transaction accounts was due primarily to growth in accounts generated from the new banking center openings. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. Borrowings from the Federal Home Loan Bank (“FHLB”) decreased $500,000, or 0.7%, to $69.5 million at December 31, 2007 from $70.0 million at December 31, 2006. Securities sold under agreements to repurchase were $24.1 million at December 31, 2007 compared to $28.5 million at December 31, 2006. The increase in deposits was utilized to fund the loan growth and to pay down borrowings for the year.

Shareholders’ Equity. Shareholders’ equity increased $1.3 million, or 5.2%, to $27.3 million at December 31, 2007 from $26.0 million at December 31, 2006 due to net income of $2.2 million and a $801,000 decrease in unrealized losses on securities available for sale, offset by the payment of $826,000 in dividends and $1.1 million used to repurchase 53,119 shares of the Corporation’s common stock. During fiscal year 2003, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of outstanding shares. The program was expanded by an additional 5% in fiscal 2004, 2005 and 2006. During 2007, the Corporation repurchased a total of 53,119 shares at a weighted average cost of $20.65 per share for a total of $1.1 million compared to a repurchased total of 84,588 shares at a weighted average cost of $18.02 per share for a total of $1.5 million for 2006.

Liquidity

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are deposits, loan sales and repayments, borrowings, maturities, prepayment and sales of securities and interest payments.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The primary investing activities of the Corporation are the origination of commercial and consumer loans and the purchase of investment and mortgage-backed securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase, and the utilization of FHLB advances. During the year ended December 31, 2007, the Corporation’s loan originations totaled $83.1 million and $27.6 million in loan participations purchased. At December 31, 2007, the Corporation’s holdings of investment and mortgage-backed securities totaled $111.2 million, $108.1 million of which was available for sale. Approximately $74.1 million and $74.4 million of investment securities at December 31, 2007 and December 31, 2006, respectively, were pledged as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

During the year ended December 31, 2007, total deposits increased $22.0 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Corporation and its local competitors and other factors. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2007, totaled $134.8 million. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional external sources of funds are available through FHLB advances, lines of credit and wholesale deposits. At December 31, 2007, the Corporation had outstanding $69.5 million of FHLB borrowings and $24.1 million of securities sold under agreements to repurchase. At December 31, 2007, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $30.0 million and the ability to borrow an additional $40.0 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

See Note 14 to the Consolidated Financial Statements for further information about commitments and contingencies.

Capital Resources

At December 31, 2007, the Bank exceeded the OCC’s and the FRB’s capital requirements. See Note 16 to the Consolidated Financial Statements for further discussion of these capital requirements.

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer’s requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $58.9 million at December 31, 2007. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

At December 31, 2007, the undisbursed portion of construction loans was $2.4 million and the unused portion of credit lines was $54.7 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

For the year ended December 31, 2007, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

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

At December 31, 2007, the Corporation had more interest-rate sensitive assets than liabilities that would reprice over the next twelve months. For the year ended December 31, 2007, the average balance of the loan portfolio increased $28.4 million while the average balance of investment and mortgage-backed securities decreased $9.8 million. Proceeds from the maturation, sale and repayment of investment and mortgage-backed securities were utilized to fund loan growth and resulted in an increase in the average yield on interest-earning assets as the loans originated carried a higher yield than the securities. However, due to increasing deposit and borrowing rates for 2007, overall funding costs increased, resulting in a constant interest rate spread for the current and previous year. The Corporation expects that its loan portfolio will continue to increase in the future with higher consumer and commercial loan originations, resulting in a higher yield in a rising interest rate environment. The Corporation continues to work to shorten the average life of its assets through the origination of shorter-term variable-rate consumer and commercial loans and the decline in originations of longer-term fixed-rate real estate loans and to extend the term on its liabilities in an effort to provide a better match of repricing for interest earning assets and interest bearing liabilities.

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

The primary objective of Asset/Liability management at the Corporation is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles in order to maintain adequate liquidity. This is achieved by maintaining the proper balance of rate-sensitive assets and rate-sensitive liabilities. The relationship of rate-sensitive assets to rate-sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of interest earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 2007, approximately 74.8% of the Corporation’s interest-earning assets were scheduled to reprice or to mature within one year compared to approximately 51.9% of interest-bearing liabilities.

The following table shows the Corporation’s rate-sensitive position at December 31, 2007 as measured by gap analysis (the difference between the interest-earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next twelve months, we expect the amount of interest-earning assets to reprice will exceed the amount of interest-bearing liabilities by approximately $86.7 million. As a result, at December 31, 2007, the ratio of rate-sensitive assets to rate-sensitive liabilities within the one-year time frame was 144%, indicating an “asset-sensitive” position. Companies in an asset sensitive position would expect rising interest rates to have a positive impact on net interest income and falling interest rates to have a negative impact.

The following table sets forth the Corporation’s interest sensitivity position as of December 31, 2007.

	Interest Sensitivity Analysis
	Average Rate	Within 1 Year	1-3 Years	After 3-5 Years	Over 5 Years	Total	Fair Value
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans (1)	7.56%	$198,454	$38,853	$14,476	$6,779	$258,562	$265,107
Mortgage-backed securities (2)	5.27	13,943	10,773	6,525	9,882	41,123	42,203
Interest-earning deposits, Investments and FHLB/FRB stock	5.47	69,988	2,686	51	5,127	77,852	79,942

Total interest-earning assets	6.83	282,385	52,312	21,052	21,788	377,537	387,252

INTEREST-BEARING LIABILITIES
Deposits
Savings accounts (3)	0.79	3,548	4,426	2,307	2,513	12,794	12,679
Checking accounts (3)	2.14	19,347	25,880	13,493	14,696	73,416	75,579
Money market accounts (3)	4.44	5,771	8,324	4,340	4,727	23,162	25,880
Certificate accounts	4.67	134,839	25,288	1,367	101	161,595	163,355
Borrowings (4)	4.45	24,131	17,500	28,000	24,000	93,631	92,959
Floating rate junior subordinated deferrable interest debentures	6.68	8,000	—	4,372	—	12,372	12,281

Total interest-bearing liabilities	4.04	$195,636	$81,418	$53,879	$46,037	$376,970	382,733

Interest sensitive gap	2.79	86,749	(29,106)	(32,827)	(24,249)	567
Cumulative interest sensitive gap		86,749	57,643	24,816	(567)
Rate Sensitive Assets/Rate Sensitive Liabilities		144%

Assumptions:

(1)	Fixed-rate loans are shown in the time frame corresponding to contractual principal amortization schedules. Adjustable-rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date. The fixed and variable rate loans shown also take into account the Corporation’s estimates of prepayments of fixed and adjustable rate loans.
(2)	Mortgage-backed securities are shown at repricing dates but also include prepayment estimates.
(3)	Decay rates approximate 30% in the first year and 28% in the second year for checking accounts, 32% in the first year and 30% in the second year for savings accounts and 45% in the first year and 43% in the second year for money market accounts.
(4)	Borrowings include fixed-rate FHLB of Atlanta advances at the earlier of maturity date or expected call dates. For purposes of the table above, the Corporation has assumed under current interest rates that certain advances with call provisions will extend.

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Provident Community Bancshares, Inc. and Subsidiaries

Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of Provident Community Bancshares, Inc. and Subsidiaries (the “Company”) (formerly known as Union Financial Bancshares, Inc. and Subsidiaries) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Community Bancshares, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Provident Community Bancshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Columbia, South Carolina

March 6, 2008

www.elliottdavis.com

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In Thousands)
Assets
Cash and due from banks	$11,890	$9,124
Investment and mortgage-backed securities
Held to maturity (market value of $3,135,000 and $3,239,000 at December 31, 2007 and 2006)	3,126	3,182
Available for sale (at fair value)	108,061	119,003

Total investment and mortgage-backed securities	111,187	122,185

Loans, net of allowance for loan losses of $3,344,000 in 2007 and $2,754,000 in 2006	256,487	231,886
Federal Home Loan Bank stock, at cost	3,826	3,983
Federal Reserve Bank stock, at cost	599	539
Office properties and equipment, net	5,145	5,708
Accrued interest receivable	2,625	2,717
Intangible assets	3,261	3,741
Cash surrender value of life insurance	9,175	5,613
Other assets	3,446	2,134

Total assets	$407,641	$387,630

Liabilities
Deposits	$270,399	$248,440
Advances from the Federal Home Loan Bank	69,500	70,000
Securities sold under agreements to repurchase	24,131	28,533
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	742	784
Other liabilities	3,184	1,534

Total liabilities	380,328	361,663

Commitments and contingencies – Note 14

Shareholders’ equity
Serial preferred stock, no par value, authorized – 500,000 shares, issued and outstanding – None
Common stock – $0.01 par value, authorized – 5,000,000 shares issued and outstanding – 1,794,866 shares at December 31, 2007 and 1,830,528 shares at December 31, 2006	20	20
Additional paid-in capital	12,781	12,506
Accumulated other comprehensive gain (loss)	191	(610)
Retained earnings, substantially restricted	20,276	18,912
Treasury stock, at cost	(5,955)	(4,861)

Total shareholders’ equity	27,313	25,967

Total liabilities and shareholders’ equity	$407,641	$387,630

See Notes to Consolidated Financial Statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006
	(In Thousands, Except Share Data)
Interest Income:
Loans	$19,048	$16,924
Deposits and federal funds sold	158	52
Securities available for sale:
State and municipal (non taxable)	478	604
Other investments (taxable)	5,953	5,547
Securities held to maturity and FHLB/FRB stock dividends	372	364

Total interest income	26,009	23,491

Interest Expense:
Deposit accounts	9,832	7,736
Floating rate junior subordinated deferrable Interest debentures	897	863
Advances from the FHLB and other borrowings	4,485	4,368

Total interest expense	15,214	12,967

Net Interest Income	10,795	10,524
Provision for loan losses	1,066	470

Net interest income after provision for loan losses	9,729	10,054

Non-Interest income:
Fees for financial services	3,056	2,831
Other fees, net	48	55
Net gain (loss) on sale of investments	58	(10)

Total non-interest income	3,162	2,876

Non-Interest Expense:
Compensation and employee benefits	4,950	4,441
Occupancy and equipment	2,528	2,038
Deposit insurance premiums	30	30
Professional services	461	401
Advertising and public relations	250	299
Loan operations	150	88
Telephone	190	171
Items processing	221	192
Intangible amortization	480	636
Other	907	882

Total non-interest expense	10,167	9,178

Income before income taxes	2,724	3,752
Provision for income taxes	534	949

Net income	$2,190	$2,803

Net income per common share (basic)	$1.21	$1.50

Net income per common share (diluted)	$1.19	$1.48

Cash dividends per common share	$0.455	$0.43

Weighted average number of common shares outstanding (basic)	1,810,916	1,865,951

Weighted average number of common shares (diluted) outstanding (Diluted)	1,846,980	1,893,203

See Notes to Consolidated Financial Statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Treasury Stock At Cost	Total Shareholders’ Equity
	Shares	Amount
	(In Thousands, Except Share Data)
Balance at December 31, 2005	1,905,897	$20	$12,346	$16,916	$(612)	$(3,337)	$25,333

Net Income	—	—	—	2,803	—	—	2,803
Other comprehensive income, net of tax on unrealized holding gains arising during period	—	—	—	—	9	—	9
Less reclassification adjustment for losses included in net income	—	—	—	—	(7)	—	(7)

Comprehensive income							2,805

Stock option activity, net	2,872	—	48	—	—	—	48
Dividend plan contributions	6,347	—	112	—	—	—	112

Share repurchase program	(84,588)	—	—	—	—	(1,524)	(1,524)
Cash dividend ($.43 per share)	—	—	—	(807)	—	—	(807)

Balance at December 31, 2006	1,830,528	$20	$12,506	$18,912	$(610)	$(4,861)	$25,967

Net Income	—	—	—	2,190	—	—	2,190
Other comprehensive income, net of tax on unrealized holding gains arising during period	—	—	—	—	816	—	816
Less reclassification adjustment for losses included in net income	—	—	—	—	(15)	—	(15)

Comprehensive income							2,991

Stock option activity, net	11,561	—	157	—	—	—	157
Dividend plan contributions	5,896	—	118	—	—	—	118
Share repurchase program	(53,119)	—	—	—	—	(1,094)	(1,097)
Cash dividend ($.455 per share)	—	—	—	(826)	—	—	(826)

Balance at December 31, 2007	1,794,866	$20	$12,781	$20,276	$191	$(5,955)	$27,313

See Notes to Consolidated Financial Statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
	(In Thousands)
Operating activities:
Net income	$2,190	$2,803
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,066	470
Amortization expense	480	636
Depreciation expense	652	618
Recognition of deferred income, net of costs	(545)	(547)
Deferral of fee income, net of costs	653	572
Stock compensation expense	45	45
Loss on write-down of fixed asset	135	—
(Gain) loss on investments	(58)	10
(Increase) decrease in accrued interest receivable	92	(288)
(Gain) loss on sale of assets acquired from foreclosed loans	35	(24)
Increase in bank owned life insurance	(3,200)	—
Increase in other assets	(1,312)	(495)
Increase (decrease) in accrued interest payable	(42)	264
Increase in other liabilities	1,650	125

Net cash provided by operating activities	1,841	4,189

Investing activities:
Purchase of investment and mortgage-backed securities:
Available for sale	(60,701)	(19,183)
Proceeds from maturity of investment and mortgage-backed securities:
Available for sale	53,966	19,325
Proceeds from sale of investment and mortgage-backed securities:
Available for sale	13,840	18,257
Principal repayments on mortgage-backed securities
Available for sale	4,752	5,691
Increase in cash surrender value of life insurance	(362)	(209)
Net increase in loans	(25,574)	(40,102)
Redemption of FHLB/FRB stock	(97)	(7)
Proceeds from sales of foreclosed assets, net of costs and improvements	169	352
Purchase of office properties and equipment	(480)	(1,178)

Net cash used in investing activities	(14,487)	(17,054)

Financing activities:

Proceeds from the exercise of stock options	157	48
Proceeds from dividend reinvestment plan	118	112
Dividends paid in cash	(826)	(807)
Repayment of term borrowings, net	(4,902)	(1,797)
Share repurchase program	(1,094)	(1,524)
Proceeds from the issuance of trust preferred securities	—	12,372
Redemption of trust preferred securities	—	(8,247)
Increase in deposit accounts	21,959	13,452

Net cash provided by financing activities	15,412	13,609

Net increase in cash and due from banks	2,766	744
Cash and due from banks at beginning of period	9,124	8,380

Cash and due from banks at end of period	$11,890	$9,124

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization - Provident Community Bancshares, Inc. (Provident Community Bancshares) is the bank holding company for Provident Community Bank, N.A., a national bank (the “Bank”). Provident Community Bancshares and the Bank are collectively referred to as the “Corporation” in this annual report. The Bank, founded in 1934, offers a complete array of financial services through nine full-service banking centers in five counties in South Carolina, products include checking, savings, time deposits, individual retirement accounts (IRAs), investment services, and secured and unsecured consumer loans. The Bank originates and services home loans and provides financing for small businesses and affordable housing. On April 19, 2006, Union Financial Bancshares, Inc. changed its name to Provident Community Bancshares, Inc.

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

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Corporation is generally amortizing these amounts over the contractual life. Commitment fees and costs are generally based upon a percentage of customer’s unused line of credit and are recognized over the commitment period when the likelihood of exercise is remote. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of the yield.

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors that the borrower’s financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

The Corporation determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent.

All interest accrued but not collected for loans that are placed on non accrual status or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses - The Corporation maintains an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The allowance for loan loss calculation includes a segmentation of loan categories by residential mortgage, commercial and consumer loans. Each category is rated for all loans. The weights assigned to each performing group are developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted

1. Summary of Significant Accounting Policies (continued)

accordingly. As the loan categories increase and decrease in balance, the provision for loan loss calculation will adjust accordingly. The evaluation also includes a component for expected losses on groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses, and may require the Corporation to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either impaired, substandard or special mention. For such loans that are also accounted for as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The Corporation generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible. Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. The Corporation’s policy for charge-off of impaired loans is on a loan-by-loan basis. The Corporation’s policy is to evaluate impaired loans based on the fair value of the collateral. Interest income from impaired loans is recorded using the cash method. At December 31, 2007, impaired loans totaled $2.7 million and the Corporation had recognized no interest income from impaired loans. The average balance in impaired loans was $544,000 for 2007.

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

Income Taxes - The Corporation accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established for deferred tax assets that may not be realized. Also, SFAS No. 109 eliminates, on a prospective basis, the exception from the requirement to record deferred taxes on tax

1. Summary of Significant Accounting Policies (continued)

basis bad debt reserves in excess of the base year amounts. The tax basis bad debt reserve that arose prior to the fiscal year 1988 (the base year amount) is frozen, and the book reserves at that date and all subsequent changes in book and tax basis reserves are included in the determination of deferred taxes. In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a corporation’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Corporation adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Corporation’s consolidated financial position.

Per-Share Data - SFAS No. 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under Provident Community Bancshares’s stock option plan is reflected in diluted earnings per share by the application of the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation at December 31, 2007 were 36,064 compared to 27,252 at December 31, 2006.

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

Securities sold under agreements to repurchase - The fair values of the Corporation’s repurchase agreements are estimated using discounted cash flow analysis based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

1. Summary of Significant Accounting Policies (continued)

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

There were no stock options granted in 2007 or 2006.

2. Investment and Mortgage-backed Securities

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Municipal Securities	$3,126	$22	$(13)	$3,135

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$507	$—	$(19)	$488
Government Sponsored Enterprises	40,457	238	(30)	40,665
Municipal Securities	9,296	305	—	9,601
Other	12,458	—	(365)	12,093

Total Investment Securities	62,718	543	(414)	62,847

Mortgage-backed Securities:
Fannie Mae	27,511	204	(236)	27,479
Ginnie Mae	1,187	13	—	1,200
Freddie Mac	12,860	226	(6)	13,080
Collateralized Mortgage Obligations	3,492	—	(37)	3,455

Total Mortgage-backed Securities	45,050	443	(279)	45,214

Total available for sale	$107,768	$986	$(693)	$108,061

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Municipal Securities	$3,182	$60	$(3)	$3,239

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$515	$—	$(15)	$500
Government Sponsored Enterprises	73,511	2	(875)	72,638
Municipal Securities	10,594	376	—	10,970
Other	14,533	178	(67)	14,644

Total Investment Securities	99,153	556	(957)	98,752

Mortgage-backed Securities:
Fannie Mae	13,243	2	(432)	12,813
Ginnie Mae	55	2	—	57
Freddie Mac	3,111	15	(17)	3,109
Collateralized Mortgage Obligations	4,380	—	(108)	4,272

Total Mortgage-backed Securities	20,789	19	(557)	20,251

Total available for sale	$119,942	$575	$(1,514)	$119,003

2. Investment and Mortgage-backed Securities (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

U.S. Agency Obligations	$—	$—	$481	$19	$481	$19
Government Sponsored Enterprises	—	—	13,445	30	13,445	30
Municipal Securities	—	—	—	—	—	—
Other	5,743	207	6,350	158	12,093	365
Mortgage-backed Securities	5,189	37	14,642	242	19,831	279

Total	$10,932	$244	$34,918	$449	$45,850	$693

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

Proceeds, gross gains and gross losses realized from the sales of available for sale securities were as follows for the periods ended (in thousands):

	Years Ended December 31,
	2007	2006
Proceeds	$13,840	$18,257
Gross gains	108	191
Gross losses	(50)	(201)

Net gain (loss) on investment transactions	$58	$(10)

2. Investment and Mortgage-backed Securities (continued)

The maturities of securities at December 31, 2007 are as follows (in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$696	$696	$58	$59
Due after one year through five years	—	—	14,419	14,444
Due after five years through ten years	—	—	28,431	28,642
Due after ten years	2,430	2,439	64,860	64,916

Total investment and mortgage-backed securities backed securities	$3,126	$3,135	$107,768	$108,061

The mortgage-backed securities held at December 31, 2007 mature between one and thirty years. The actual lives of those securities may be significantly shorter as a result of principal payments and prepayments.

At December 31, 2007 and 2006, $74,087,525 and $74,387,000, respectively, of securities recorded at book value were pledged as collateral for certain deposits and borrowings.

At December 31, 2007, approximately $16,645,910 of mortgage-backed securities was adjustable rate securities. The adjustment periods range from monthly to annually and rates are adjusted based on the movement of a variety of indices.

Investments in collateralized mortgage obligations (“CMOs”) represent securities issued by agencies of the federal government.

3. Loans, Net

Loans receivable consisted of the following (in thousands):

	As of December 31,
	2007	2006
Mortgage loans:
Fixed-rate residential	$16,214	$19,187
Adjustable-rate residential	8,775	10,295
Commercial real estate	76,864	62,450
Construction	4,764	5,787

Total mortgage loans	106,617	97,719

Commercial loans:
Commercial non-real estate	32,091	42,093
Commercial lines of credit	72,170	51,469

Total commercial loans	104,261	93,562

Consumer loans:
Home equity	15,185	15,936
Consumer and installment	36,315	29,827
Consumer lines of credit	346	373

Total consumer loans	51,846	46,136

Total loans	262,724	237,417

Less:
Undisbursed portion of interim construction loans	(2,379)	(2,238)
Unamortized loan discount	(476)	(607)
Allowance for loan losses	(3,344)	(2,754)
Net deferred loan origination costs	(38)	68

Total, net	$256,487	$231,886

Weighted-average interest rate of loans	7.56%	8.14%

3. Loans, net (continued)

Under OCC regulations, the Bank may not make loans to one borrower in excess of 15% of unimpaired capital. This limitation does not apply to loans made before August 9, 1989. At December 31, 2007, the Bank had loans outstanding to one borrower ranging up to $4.8 million.

Adjustable-rate residential real estate loans (approximately $8.8 million and $10.3 million at December 31, 2007 and 2006, respectively) are subject to rate adjustments annually and generally are adjusted based on movement of the Federal Home Loan Bank National Monthly Median Cost of Funds rate or the Constant Maturity Treasury index. The maximum loan rates can be adjusted is 200 basis points in any one year with a lifetime cap of 600 basis points.

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

Until 2002, the Bank originated both fixed rate and adjustable rate mortgage loans with terms generally ranging from fifteen to thirty years and generally sold the loans while retaining servicing on loans originated. The Bank discontinued the origination of loans held for sale in 2002. The underlying value of loans serviced for others were $15.6 million and $17.9 million at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, loans which are accounted for on a non-accrual basis or contractually past due ninety days or more totaled approximately $3.0 million and $1.3 million, respectively. The amount the Corporation will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrower’s ability to repay the loans. During the years ended December 31, 2007,2006, and 2005, the Corporation recognized no interest income on loans past due 90 days or more, whereas, under the original terms of these loans, the Corporation would have recognized additional interest income of approximately $156,000, $117,000, $92,000, respectively.

The changes in allowance for loan losses consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006
Balance at beginning of Period	$2,754	$2,394
Provision for loan losses	1,066	470
Net charge-offs	(476)	(110)

Balance at end of period	$3,344	$2,754

Directors and officers of the Corporation are customers of the Corporation in the ordinary course of business. Loans to directors and officers have terms consistent with those offered to other customers. Loans to officers and directors of the Corporation are summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006
Balance at beginning of period	$326	$373
Loans originated during the period	71	—
Loan repayments during the period	(48)	(47)

Balance at the end of period	$349	$326

4. Office Properties and Equipment

Office properties and equipment consisted of the following (in thousands):

	As of December 31,
	2007	2006
Land	$719	$766
Building and improvements	5,065	5,326
Office furniture, fixtures and equipment	3,263	5,336

Total	9,047	11,428
Less accumulated depreciation	(3,902)	(5,720)

Office properties and equipment, net	$5,145	$5,708

Depreciation expense was $652,000 and $618,000 for the years ended December 31, 2007 and 2006, respectively.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006
Core Deposit Premium
Balance at beginning of year	$1,412	$2,048
Amortization	(480)	(636)

Balance at end of year	932	1,412
Goodwill	2,329	2,329

Total	$3,261	$3,741

Amortization expense is estimated to be approximately $416,000, $320,000, and $200,000 for 2008, 2009, and 2010 respectively. Fiscal 2006 includes a reclassification related to deferred tax liabilities recorded in a business combination and a corresponding adjustment to goodwill in the amount of $801,000.

6. Deposit Accounts

Deposit accounts at December 31 were as follows (in thousands):

	2007			2006
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	—%	$16,568	6.13%	—%	$16,718	6.73%
Non-commercial	2.14	56,282	20.81	2.82	52,512	21.14
Money market	4.44	23,160	8.57	4.22	14,178	5.71
Savings	0.79	12,794	4.73	0.76	14,930	6.00

Total demand and time deposits	2.47	108,804	40.24	2.20	98,338	39.58

Time deposits:
Up to 3.00%		5,768	2.13		15,557	6.26
3.01% - 4.00%		26,265	9.71		23,491	9.46
4.01% - 5.00%		34,988	12.94		31,086	12.51
5.01% - 6.00%		94,548	34.97		79,943	32.18
6.01% - 7.00%		26	0.01		25	0.01

Total time deposits	4.67	161,595	59.76	4.47	150,102	60.42

Total deposit accounts	3.78%	$270,399	100.00%	3.56%	$248,440	100.00%

As of December 31, 2007 and 2006, total deposit accounts include approximately $2.1 million and $2.0 million, respectively, of deposits from the Corporation’s officers, directors, employees or parties related to them.

6. Deposit Accounts (continued)

At December 31, 2007 and 2006, deposit accounts with balances of $100,000 and over totaled approximately $63.2 million and $52.5 million, respectively.

Time deposits by maturity were as follows (in thousands):

	As of December 31,
	2007	2006
Maturity Date
Within 1 year	$134,839	$112,147
After 1 but within 2 years	23,287	33,226
After 2 but within 3 years	2,001	1,948
After 3 but within 4 years	1,367	1,354
Thereafter	101	1,427

Total time deposits	$161,595	$150,102

Interest expense on deposits consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006
Account Type
NOW accounts and money market deposit accounts	$2,426	$2,338
Passbook and statement savings Accounts	111	106
Certificate accounts	7,332	5,311
Early withdrawal penalties	(37)	(19)

Total	$9,832	$7,736

7. Advances from The Federal Home Loan Bank

At December 31, 2007 and 2006, the Bank had $69.5 million and $70.0 million, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):

	As of December 31,
	2007	Weighted Average Rate	2006	Weighted Average Rate
Contractual Maturity:
Within one year – fixed rate	$—	—%	$21,500	5.18%
Within one year – adjustable rate	5,000	4.88	15,000	5.36
After one but within three years – fixed rate	5,000	4.93	—	—
After one but within three years – adjustable rate	7,500	5.30	12,500	5.33
After three but within five years – adjustable rate	28,000	4.61	—	—
Greater than five years – adjustable rate	24,000	4.10	21,000	4.33

Total advances	$69,500	4.55%	$70,000	5.00%

The Bank pledges as collateral to the advances their FHLB stock, investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 80% of the unpaid principal balances, 100% of total advances. The amount of qualifying loans was $38.5 million and $41.5 million, respectively, at December 31, 2007 and 2006.

8. Securities Sold Under Agreements to Repurchase

The Company had $24,131,000 and $28,533,000 borrowed under agreements to repurchase at December 31, 2007 and 2006, respectively. The amortized cost of the securities underlying the agreements to repurchase at December 31, 2007 was $32,390,000 and $33,174,000 at December 31, 2006. The maximum amount outstanding at any month end during 2007 was $39,175,000 and $35,506,000 for 2006. The average amount of outstanding agreements for 2007 was $28,124,000 and $33,386,000 for 2006 and the approximate weighted average interest rate was 5.30% in 2007 and 4.52% in 2006.

9. Floating Rate Junior Subordinated Deferrable Interest Debentures

On July 18, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust I (“Capital Trust I”). The Corporation is the owner of all of the common securities of Capital Trust I. On July 21, 2006, Capital Trust I issued $4,000,000 in the form of floating/fixed rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation’s $124,000 capital contribution for Capital Trust I’s common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due October 1, 2036 (the “Debentures”), which constitute the sole asset of Capital Trust I. The interest rate on the Debentures and the capital securities will be equal to 7.393% for the first five years. Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The Corporation has, through the Trust Agreement establishing Capital Trust I, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Capital Trust I obligations under the capital securities. The stated maturity of the Debentures is October 1, 2036. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The Debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events that would either have a negative tax effect on Capital Trust I or the Corporation or would result in Capital Trust I being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, Capital Trust I will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities. The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond October 1, 2036, the stated maturity date of the Debentures. If the Corporation defers interest payments on the Debentures, Capital Trust I will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest at the applicable distribution rate, compounded quarterly. The Corporation paid $305,000 in interest for the year ended December 31, 2007 for the Capital Trust I debentures.

On November 28, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust (“Capital Trust II”). The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust (the “Trust”) issued on December 18, 2001. The proceeds from this issuance, along with the Corporation’s $247,000 capital contribution for the Trust’s common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due March 1, 2037 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR, with an initial rate of 7.11%. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust’s obligations under the capital securities. The stated maturity of the Debentures is March 1, 2037. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The Debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events that would either have a negative tax effect on the Trust or the Corporation or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities. The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond March 1, 2037, the stated maturity date of the Debentures. If the Corporation defers interest payments on the Debentures, the Trust will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest at the applicable distribution rate, compounded quarterly. The Corporation paid $592,000 in interest the Capital Trust II in 2007.

9. Floating Rate Junior Subordinated Deferrable Interest Debentures (continued)

On December 18, 2001, a trust created by the Corporation issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation’s $247,000 capital contribution for the Trust’s common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due December 18, 2031 (the Debentures), which constituted the sole asset of the Trust. The interest rate on the Debentures and the capital securities was variable and adjustable quarterly at 3.60% over the three-month LIBOR. The Corporation paid $703,000 in interest on the Trust in 2006. On December 18, 2006, the Trust was redeemed with the proceeds from Capital Trust II.

10. Income Taxes

Income tax expense is summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006
Current	$1,151	$734
Deferred	(617)	215

Total income tax expense	$534	$949

The provision for income taxes differed from amounts computed by applying the statutory federal rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2007	2006
Tax and federal income tax rate	$926	$1,276
Increase (decrease) resulting from:
State income taxes, net of federal benefit	95	114
Interest on municipal bonds	(205)	(250)
Non-taxable life insurance income	(123)	(71)
Other, net	(159)	(120)

Total	$534	$949

The Corporation had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

10. Income Taxes (continued)

The tax effects of significant items comprising the Corporation’s deferred taxes as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Book reserves in excess of tax basis bad debt reserves	$1,137	$936
Deferred compensation	385	291
SFAS No. 115 mark-to-market adjustment	—	319
Deferred loan fees	10	—
Other real estate owned	154	—
Core deposit intangible	65	—
Other	50	41

Total deferred tax asset	1,801	1,587

Deferred tax liabilities:
Difference between book and tax property basis	84	132
Difference between book and tax Federal Home Loan Bank stock	85	85
Deferred loan fees	—	26
Core deposit intangible	—	23
SFAS No. 115 mark-to-market adjustment	100	—
Prepaid expenses	81	68

Total deferred tax liability	350	334

Net deferred tax asset	$1,451	$1,253

The deferred tax assets of $1,451,000 and $1,253,000 at December 31, 2007 and 2006 are included in other assets in the balance sheet.

Retained earnings at December 31, 2007 includes approximately $1,636,000 representing pre-1988 tax bad debt base year reserve amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse until indefinite future periods and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolutions, liquidations or redemption of the Bank’s stock.

11. Employee Benefits

The Corporation has a contributory profit-sharing plan which is available to all eligible employees. Annual employer contributions to the plan consist of an amount which matches participant contributions up to a maximum of 5% of a participant’s compensation and a discretionary amount determined annually by the Corporation’s Board of Directors. The annual contributions to the plan will be 5% of a participant’s compensation. Employer expensed contributions to the plans were $287,000 and $240,000 for the years ended December 31, 2007 and 2006.

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

12. Financial Instruments (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing commercial properties.

The Corporation had loan commitments as follows (in thousands):

	As of December 31,
	2007	2006
Fixed/variable interest rate commitments to fund residential credit	$1,906	$2,013
Commitments to fund commercial and construction loans	2,379	2,238
Unused portion of credit lines (principally variable-rate consumer lines secured by real estate)	54,650	41,852

Total	$58,935	$46,103

The Corporation has no additional financial instruments with off-balance sheet risk.

The Corporation did not incur any losses on its commitments in the years ended December 31, 2007 and 2006.

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2007 (in thousands):

	December 31, 2007
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$11,890	$11,890
Securities available for sale	108,061	108,061
Securities held to maturity	3,126	3,135
Federal Home Loan Bank stock, at cost	3,826	3,826
Federal Reserve Bank stock, at cost	599	599
Loans, net	256,487	261,763
Accrued interest receivable	2,625	2,625
Cash surrender value of life insurance	9,175	9,175

Financial liabilities
Deposits	$270,399	$276,947
Advances from FHLB and other borrowings	69,500	68,649
Securities sold under agreement to repurchase	24,131	24,402
Floating rate junior subordinated deferrable interest debentures	12,372	12,281
Accrued interest payable	742	742

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(58,935)	$(58,935)

12. Financial Instruments (continued)

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2006 (in thousands):

	December 31, 2006
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$9,124	$9,124
Securities available for sale	119,003	119,003
Securities held to maturity	3,182	3,239
Federal Home Loan Bank stock, at cost	3,983	3,983
Federal Reserve Bank stock, at cost	539	539
Loans, net	231,886	232,949
Accrued interest receivable	2,717	2,717
Cash surrender value of life insurance	5,613	5,613

Financial liabilities
Deposits	$248,440	$247,091
Advances from FHLB and other borrowings	70,000	70,514
Securities sold under agreement to repurchase	28,533	28,025
Floating rate junior subordinated deferrable interest debentures	12,372	12,641
Accrued interest payable	784	784

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(46,103)	$(46,103)

13. Supplemental Cash Flow Disclosures

	Years Ended December 31,
	2007	2006
Cash paid for:
Income taxes	$1,407	$1,076
Interest	15,172	12,703
Non-cash transactions:
Loans foreclosed	856	283
Unrealized gain (loss) on securities available for sale	$293	$(939)

14. Commitments and Contingencies

Lease commitments - The Corporation leases certain Bank facilities under rental agreements that have expiration dates between 2018 and 2025. Future minimum rental payments due under these leases are as follows:

Years Ended
2008	$446,112
2009	446,112
2010	446,112
2011	446,112
Thereafter	$3,615,120

Total rent expense for the years ended December 31, 2007 and 2006 was $448,000 and $334,000, respectively.

Lines of credit - At December 31, 2007, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $30.0 million and the ability to borrow an additional $40.0 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amount due from banks.

14. Commitments and Contingencies (continued)

The Corporation makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Piedmont region of South Carolina and North Carolina. The Corporation’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Management has identified a concentration of a type of lending that it is monitoring. This concentration of commercial non-mortgage loans totaled $104.2 million at December 31, 2007 representing 385% of total equity and 41% of loans receivable. At December 31, 2006 this concentration totaled $93.6 million representing 361% of total equity and 40% of net loans receivable. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and are generally secured by a variety of collateral types, primarily accounts receivable, inventory and equipment.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios. Management has determined that the Corporation has a concentration of loans that exceed one of the regulatory guidelines for loan-to-value ratios. This particular guideline states that the total amount by which commercial, agricultural, and multifamily and other non-residential properties exceed the regulatory maximum loan-to-value ratio limits should not exceed 30% of a bank’s total risk-based capital. The excess over regulatory guidelines for these types of loans totaled $16.1 million at December 31, 2007 representing 41.2% of the Bank’s total risk-based capital. These amounts exceeded regulatory guidelines by $4.4 million and 11.2%, respectively.

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

15. Stock Option Plans

At December 31, 2007, the Corporation had the following stock options outstanding.

Grant Date	Shares Granted	Average Exercise Price Per Share	Average Intrinsic Value(1)	Expiration Date	Earliest Date Exercisable
May, 1998	11,918	$15.83	$61,616	May, 2008	May, 1998
October, 2000	1,700	8.75	20,825	October, 2010	October, 2000
January, 2001	16,090	9.06	192,115	January, 2011	January, 2001
January, 2002	14,985	10.36	159,440	January 2012	January, 2002
April, 2002	750	13.00	6,000	April, 2012	April, 2002
November, 2002	1,000	13.25	7,750	November, 2012	November, 2002
December, 2003	40,000	16.75	170,000	December, 2013	December, 2003
January, 2005	1,000	16.60	4,400	January, 2015	January, 2005
March, 2005	23,250	17.26	86,955	March, 2015	March, 2005

Total shares granted	110,693		$709,101

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Corporation’s stock.

At December 31, 2007, the Corporation had the following options exercisable:

Fiscal Year	Range of exercise price	Weighted Average Remaining Contractual Life	Number Options Exercisable	Average Exercise Price
1998	$15.83	2.3 years	11,918	$15.83
2000	8.75	2.8 years	1,700	8.75
2001	9.06	4 years	16,090	9.06
2002	10.36-13.25	4.6 years	16,735	10.96
2003	16.75	6 years	40,000	16.75
2005	16.60	7 years	1,000	16.60
2005	17.26	6.9 years	23,250	17.26

	$8.75-$17.26	4.8 years	110,693	$14.59

Options for the two previous fiscal years were forfeited and exercised as follows:

	Stock options	Weighted average exercise
Outstanding at December 31, 2005	138,263	$14.40

Granted	—	—
Forfeited	(750)	14.62
Exercised	(5,833)	9.75

Outstanding at December 31, 2006	131,680	$14.60

Granted	—	—
Forfeited	(2,500)	16.95
Exercised	(18,487)	14.36

Outstanding at December 31, 2007	110,693	$14.59

The intrinsic value of options exercised for the years ended December 31, 2007 and 2006 was $122,872 and $49,473.

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

As of December 31, 2007 and 2006, the Bank was “well capitalized” under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be “well capitalized”, the bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2007 that management believes have changed the bank’s classification.

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

16. Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

	December 31, 2007
	Actual		Regulatory Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$32,867	8.27%	$15,892	4.00%	$	n/a	n/a	%
Bank	35,831	8.78	16,333	4.00		20,416	5.00
Tier 1 capital ratio
Corporation	32,867	10.97	11,986	4.00		n/a	n/a
Bank	35,831	11.97	11,972	4.00		17,958	6.00
Total risk-based capital ratio
Corporation	39,204	13.08	23,973	8.00		n/a	n/a
Bank	39,175	13.09	23,944	8.00		29,930	10.00

	December 31, 2006
	Actual		Regulatory Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$31,805	8.59%	$14,814	4.00%	$	n/a	n/a	%
Bank	34,143	9.06	15,068	4.00		18,835	5.00
Tier 1 capital ratio
Corporation	31,805	11.96	10,448	4.00		n/a	n/a
Bank	34,143	12.85	10,627	4.00		15,941	6.00
Total risk-based capital ratio
Corporation	37,590	14.13	20,895	8.00		n/a	n/a
Bank	36,897	13.89	21,254	8.00		26,568	10.00

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $1,360,000 at December 31, 2007 and $1,700,000 at December 31, 2006.

17. Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to

17. Recently Issued Accounting Standards (continued)

postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967” (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached on EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

17. Recently Issued Accounting Standards (continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

18. Provident Community Bancshares, Inc. Financial Information

(Parent Corporation Only)

Condensed financial information for Provident Community Bancshares is presented as follows (in thousands):

	As of December 31,
	2007	2006
Condensed Balance Sheets
Assets:
Cash and due from banks	$136	$792
Investment in subsidiary	39,283	37,273
Other	384	379

Total assets	$39,803	$38,444

Liabilities and Shareholders’ Equity:
Accrued interest payable	$118	$105
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Shareholders’ equity	27,313	25,967

Total liabilities and shareholders’ equity	$39,803	$38,444

	Years Ended December 31,
	2007	2006
Condensed Statements of Income
Equity in undistributed earnings of subsidiary	$3,209	$3,843
Interest expense	(897)	(863)
Other expense, net	(122)	(177)

Net income	$2,190	$2,803

Condensed Statements of Cash Flows
Operating Activities:
Net income	$2,190	$2,803
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(3,209)	(3,843)
Increase in other assets and liabilities, net	8	4

Net cash used in operating activities	(1,011)	(1,036)

Financing Activities:
Dividends received from subsidiary	2,000	1,000
Capital contribution to subsidiary	—	(2,000)
Dividend reinvestment plan contributions	118	112
Dividends paid	(826)	(807)
Share repurchase program	(1,094)	(1,524)
Proceeds from the issuance of trust preferred securities	—	12,372
Redemption of trust preferred securities	—	(8,247)
Proceeds from the exercise of stock options	157	48

Net cash provided by financing activities	355	954

Net increase (decrease) in cash and due from banks	(656)	(82)
Cash and due from banks at beginning of period	792	874

Cash and due from banks at end of period	$136	$792

19. Quarterly Financial Data (unaudited)

The tables set forth below summarize selected financial data regarding results of operations for the periods indicated (in thousands, except common share data).

	For the year ended December 31, 2007
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$6,419	$6,460	$6,575	$6,555	$26,009
Interest expense	3,685	3,712	3,861	3,956	15,214

Net interest income	2,734	2,748	2,714	2,599	10,795
Provision for loan losses	160	85	20	801	1,066
Non-interest income	723	812	782	845	3,162
Non-interest expense	2,439	2,713	2,506	2,509	10,167
Provision for income taxes	209	161	243	(79)	534

Net income	649	601	727	213	2,190

Net income per common share—Basic	0.36	0.33	0.40	0.12	1.21

Net income per common share—Diluted	0.35	0.32	0.40	0.12	1.19

	For the year ended December 31, 2006
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$5,427	$5,769	$6,018	$6,277	$23,491
Interest expense	2,773	3,088	3,467	3,639	12,967

Net interest income	2,654	2,681	2,551	2,638	10,524
Provision for loan losses	175	135	45	115	470
Non-interest income	686	727	720	743	2,876
Non-interest expense	2,187	2,373	2,294	2,324	9,178
Provision for income taxes	279	261	281	128	949

Net income	699	639	651	814	2,803

Net income per common share—Basic	0.37	0.34	0.35	0.44	1.50

Net income per common share—Diluted	0.36	0.33	0.35	0.44	1.48

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

No changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

Item 9A(T). Controls and Procedures

(a)	Disclosure Controls and Procedures

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of Provident Community Bancshares. The day-to-day management duties of the executive officers of Provident Community Bancshares and the Bank relate primarily to their duties as to the Bank. The executive officers of Provident Community Bancshares currently are as follows:

Name	Age(1)	Position as of December 31, 2007
Dwight V. Neese	57	President, Chief Executive Officer and Director
Richard H. Flake	59	Executive Vice President - Chief Financial Officer
Lud W. Vaughn	57	Executive Vice President - Chief Operating Officer

(1)	At December 31, 2007.

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

Information concerning the audit committee and the audit committee financial expert and other corporate governance matters is incorporated herein by reference to the section titled “Corporate Governance” in the Proxy Statement.

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

(d) Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2007.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	110,693	$14.59	160,623
Equity compensation plans not approved by security holders	—	—	—
Total	110,693	$14.59	160,623

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I—Election of Directors” and “Other Information Relating to Director and Executive Officers-Transactions with Related Persons” in the Proxy Statement.

Information concerning director independence is incorporated herein by reference to the section titled “Proposal 1—Election of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “Proposal 2—Ratification of Appointment of Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits

Exhibits
3(a)	Amended and Restated Certificate of Incorporation(1)

3(b)	Bylaws(2)

10(a)	Employment Agreement with Dwight V. Neese(3)

10(b)	Employment Agreement with Richard H. Flake(3)

10(c)	Provident Community Bancshares, Inc. 1995 Stock Option Plan(4)

10(d)	Provident Community Bancshares, Inc. 2001 Stock Option Plan(5)

10(e)	Provident Community Bancshares, Inc. 2006 Stock Option Plan(6)

10(f)	Amended and Restated Change in Control Agreement by and among Lud W. Vaughn, Provident Community Bank, N.A. and Provident Community Bancshares, Inc.(7)

10(g)	Supplemental Executive Retirement Plan, by and between Dwight V. Neese and Provident Community Bank(8)

10(h)	Supplemental Executive Retirement Plan #2, by and between Dwight V. Neese and Provident Community Bank(8)

10(i)	Supplemental Executive Retirement Plan, by and between Richard H. Flake and Provident Community Bank(8)

10(j)	Supplemental Executive Retirement Plan #2, by and between Richard H. Flake and Provident Community Bank(8)

10(k)	Supplemental Executive Retirement Plan, by and between Lud W. Vaughn and Provident Community Bank(7)

21	Subsidiaries of the Registrant

23	Consent of Independent Auditor

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated herein by reference to Provident Community Bancshares’ Form 10-Q for the quarter ended June 30, 2006.
(2)	Incorporated herein by reference to Provident Community Bancshares’ Form 8-K as filed on October 17, 2007.
(3)	Incorporated herein by reference to Provident Community Bancshares’ Form 10-KSB for the year ended September 30, 2003.
(4)	Incorporated herein by reference to Exhibit A to Provident Community Bancshares’ Proxy Statement for its 1996 Annual Meeting of Stockholders.
(5)	Incorporated herein by reference to Appendix A to Provident Community Bancshares’ Proxy Statement for its 2000 Annual Meeting of Stockholders.
(6)	Incorporated herein by reference to Appendix A to Provident Community Bancshares’ Proxy Statement for its 2005 Annual Meeting of Stockholders.
(7)	Incorporated herein by reference to Provident Community Bancshares’ Form 10-Q for the quarter ended June 30, 2007.
(8)	Incorporated herein by reference to Provident Community Bancshares’ Form 10-Q for the quarter ended March 31, 2007.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.

Date: March 18, 2008	By:	/s/ Dwight V. Neese
Dwight V. Neese
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwight V. Neese	By:	/s/ Russell H. Smart
	Dwight V. Neese		Russell H. Smart
	(Principal Executive Officer)		Director

Date:	March 18, 2008	Date: March 18, 2008

By:	/s/ Richard H. Flake	By:	/s/ Phillip C. Wilkins
	Richard H. Flake		Phillip C. Wilkins
	(Principal Financial and Accounting Officer)		Director

Date:	March 18, 2008	Date: March 18, 2008

By:	/s/ Robert H. Breakfield
Robert H. Breakfield
Director

Date:	March 18, 2008

By:	/s/ James W. Edwards
James W. Edwards
Director

Date:	March 18, 2008

By:	/s/ William M. Graham
William M. Graham
Director

Date:	March 18, 2008

By:	/s/ Carl L. Mason
Carl L. Mason
Director

Date:	March 18, 2008