Form 10-Q
period 2008-03-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2008-05-07
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(803)-325-9400
(Registrant’s telephone number, including area code)

Not Applicable
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
Yes   X                      No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer □ Accelerated filer □ Non-accelerated filer □ Smaller Reporting Company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes           No X

The Corporation had 1,781,091 shares, $0.01 par value, of common stock issued and outstanding as of May 5, 2008.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

INDEX
Part I.	Financial Information	Page

	Item 1. Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2008
	and December 31, 2007	3

	Consolidated Statements of Income for the three
	months ended March 31, 2008 and 2007	4

	Consolidated Statements of Cash Flows for the three
	months ended March 31, 2008 and 2007	5

	Consolidated Statements of Shareholders’ Equity and
	Comprehensive Income (Loss) for the three months
	ended March 31, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7-12

	Item 2. Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13-23

	Item 3. Quantitative and Qualitative Disclosures
	about Market Risk	23

	Item 4T. Controls and Procedures	23

Part II.	Other Information

	Item 1. Legal Proceedings	24

	Item 1A. Risk Factors	24

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3. Defaults Upon Senior Securities	25

	Item 4. Submission of Matters to a Vote of Security Holders	25

	Item 5. Other Information	25

	Item 6. Exhibits	25

	Signatures	26

Part 1.    Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31,	December 31,
ASSETS	2008	2007
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$10,509	$11,890
Investment and mortgage-backed securities
Held to maturity	3,123	3,126
Available for sale	92,580	108,061
Total investment and mortgage-backed securities	95,703	111,187
Loans, net	274,493	256,487
Office properties and equipment, net	5,099	5,145
Federal Home Loan Bank Stock, at cost	3,839	3,826
Federal Reserve Stock, at cost	599	599
Accrued interest receivable	2,060	2,625
Intangible assets	3,157	3,261
Cash surrender value of life insurance	9,275	9,175
Other assets	3,007	3,446
TOTAL ASSETS	$407,741	$407,641

LIABILITIES

Deposits	$276,071	$270,399
Advances from the Federal Home Loan Bank	69,000	69,500
Securities sold under agreements to repurchase	20,668	24,131
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	692	742
Other liabilities	1,770	3,184
TOTAL LIABILITIES	380,573	380,328

Commitments and contingencies-Note 4

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
authorized - 500,000 shares, issued
and outstanding - None	--	--
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued and outstanding - 1,781,091 shares at 3/31/08 and 1,794,866 at 12/31/07	20	20
Additional paid-in capital	12,813	12,781
Accumulated other comprehensive gain	175	191
Retained earnings, substantially restricted	20,430	20,276
Treasury stock, at cost	(6,270)	(5,955)
TOTAL SHAREHOLDERS' EQUITY	27,168	27,313

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$407,741	$407,641
See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2008 and 2007 (unaudited)

	Three Months Ended
	March 31	March 31
	2008	2007
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$4,622	$4,776
Deposits and federal funds sold	16	27
Mortgage-backed securities	676	290
Interest and dividends on
investment securities	861	1,326
Total Interest Income	6,175	6,419

Interest Expense:
Deposit accounts	2,462	2,389
Floating rate junior subordinated deferrable interest debentures	209	223
Advances from the FHLB and other borrowings	1,003	1,073
Total Interest Expense	3,674	3,685

Net Interest Income	2,501	2,734
Provision for loan losses	310	160
Net Interest Income After
Provision for Loan Losses	2,191	2,574

Non-Interest Income:
Fees for financial services	751	701
Other fees, net	22	22
Net gain on sale of investments	112	--
Total Non-Interest Income	885	723

Non-Interest Expense:
Compensation and employee benefits	1,312	1,182
Occupancy and equipment	622	583
Deposit insurance premiums	7	7
Professional services	100	111
Advertising and public relations	61	69
Loan operations	35	40
Intangible amortization	104	159
Items processing	50	56
Telephone	49	45
Other	182	187
Total Non-Interest Expense	2,522	2,439

Income Before Income Taxes	554	858
Income tax expense	134	209
Net Income	$420	$649

Basic Net Income Per Common Share	$0.24	$0.36

Diluted Net Income Per Common Share	$0.23	$0.35

Dividend Per Common Share	$0.115	$0.11

Weighted Average Number of
Common Shares Outstanding

Basic	1,784,477	1,827,373

Diluted	1,804,346	1,862,194
See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net income	$420	$649
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	310	160
Amortization of intangibles	104	159
Depreciation expense	172	139
Recognition of deferred income, net of costs	(125)	(118)
Deferral of fee income, net of costs	108	197
Stock compensation expense	--	11
Gain on investment transactions	(112)	--
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	565	169
Increase in cash surrender value of life insurance	(100)	(67)
Decrease in other assets	439	164
Increase (decrease) in other liabilities	(1,414)	84
Decrease in accrued interest payable	(50)	(99)

Net cash provided by operating activities	317	1,448

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(14,242)	(21,800)
Proceeds from sale of investment and mortgage-
backed securities available for sale	5,333	--
Proceeds from maturity of investment and mortgage-
backed securities:
Available for sale	22,980	22,109
Held to maturity	3	6
Principal repayments on mortgage-backed securities:
Available for sale	1,506	848
Purchase of bank owned life insurance	--	(3,200)
Net increase in loans	(18,299)	(5,279)
(Purchase) redemption of FHLB stock	(13)	517
Purchase of office properties and equipment	(126)	--

Net cash used by investing activities	(2,858)	(6,799)

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan	30	28
Dividends paid in cash	(206)	(200)
Proceeds from the exercise of stock options	2	11
Split dollar post retirement liability recapitalization	(60)	--
Share repurchase program	(315)	(99)
Repayment of term borrowings	(500)	(8,500)
Increase (decrease) in other borrowings	(3,463)	1,163
Increase in deposit accounts	5,672	15,977

Net cash provided by financing activities	1,160	8,380

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,381)	3,029

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	11,890	9,124

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$10,509	$12,153

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$273	$9
Interest	3,724	3,601

Non-cash transactions:
Loans foreclosed	--	--
See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2008 and 2007 (unaudited)

				Retained	Accumulated
			Additional	Earnings,	Other		Total
	Common Stock		Paid-in	Substantially	Comprehensive	Treasury Stock	Shareholders'
	Shares	Amount	Capital	Restricted	Income (loss)	at Cost	Equity
	(Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2006	$1,830,528	$20	$12,506	$18,912	$(610)	$(4,861)	$25,967

Net income				649			649

Other comprehensive income, net of tax on
unrealized holding gains on securities available for sale
arising during period					187		187
Less reclassification adjustment for gains included					--		--
in net income
Comprehensive income							836

Stock option activity, net	--		11				11

Dividend reinvestment plan contributions	1,377		28				28

Share repurchase program	(5,061)					(99)	(99)

Cash dividend ($.11 per share)				(200)			(200)

BALANCE AT MARCH 31, 2007	$1,826,844	$20	$12,545	$19,361	$(423)	$(4,960)	$26,543

BALANCE AT DECEMBER 31, 2007	$1,794,866	$20	$12,781	$20,276	$191	$(5,955)	$27,313

Net income				420			420

Other comprehensive loss, net of tax on
unrealized holding losses on securities available for sale
arising during period					(101)		(101)
Less reclassification adjustment for gains included					85		85
in net income
Comprehensive income							404

Stock option activity, net	1,424		2				2

Dividend reinvestment plan contributions	1,672		30				30

Cumulative effect of change in accounting principal				(60)			(60)

Share repurchase program	(16,871)					(315)	(315)

Cash dividend ($.115 per share)				(206)			(206)

BALANCE AT MARCH 31, 2008	$1,781,091	$20	$12,813	$20,430	$175	$(6,270)	$27,168

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Corporation taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Corporation will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Corporation on January 1, 2009.   Earlier adoption is prohibited. The Corporation is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Corporation on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Corporation is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Corporation on January 1, 2009.  The Corporation is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Corporation on January 1, 2009.  The Corporation does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

  2.         Income Per Share

Basic income per share amounts for the three months ended March 31, 2008 and 2007 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation for the three months ended March 31, 2008 and 2007 were 19,869 and 34,821, respectively.

 3.          Assets Pledged

Approximately $73,187,000 and $74,410,000 of marketable debt securities at March 31, 2008 and December 31, 2007, respectively, were pledged by Provident Community Bank, N.A. (the “Bank”) as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York

counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.           Contingencies and Loan Commitments

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2008 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$2,377,380
Unadvanced portions of loans and credit lines	58,795,000
Total loan commitments	$61,172,380

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at March 31, 2008 consisted of fixed and adjustable rate loans at rates ranging from 6.5% to 8.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $146,555,000 at March 31, 2008. Of these lines, the outstanding loan balances totaled approximately $87,760,000.

5.           Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures

On July 18, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust I (“Capital Trust I”). The Corporation is the owner of all of the common securities of Capital Trust I. On July 21, 2006, Capital Trust I issued $4,000,000 in the form of fixed/floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation’s $124,000 capital contribution for Capital Trust I’s common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due October 1, 2036, which constitute the sole asset of Capital Trust I. The interest rate on the debentures and the capital securities will be equal to 7.393% for the first five years. Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events.

On November 28, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust (“Capital Trust II”). The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust issued on December 18, 2001. The proceeds from this issuance, along with the Corporation’s $248,000 capital contribution for the Trust’s common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due March 1, 2037, which constitute the sole asset of the Capital Trust II. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events.

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at March 31,
Name	2008	2007	Rate	Prepayment Option Date	Maturity	Distribution Payment Frequency

Provident Community Bancshares Capital Trust I	4,000,000	4,000,000	7.39%	October 1, 2011	October 1, 2036	Quarterly

Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	4.82%	March 1, 2012	March 1, 2037	Quarterly

Total	$12,000,000	$12,000,000

6.           Fair Value Measurements

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Available-for-sale investment securities ($92,580,000 at March 31, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes). The Corporation has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $1,925,000.

Goodwill and other intangible assets measured at fair value on a nonrecurring basis relate to intangible assets (deposit premium intangible) that were acquired in connection with acquisitions and were valued at their fair market values at the time of acquisition using level 3 inputs.  FASB Staff Position No. FAS 157-2 delays the measurement of Goodwill and other intangible assets measured at fair value on a nonrecurring basis until the first quarter of 2009.

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

Forward Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain “forward-looking statements” concerning the future operations of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation’s and the Bank’s market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state regulation. The Corporation provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2007, including in the Risk Factors section of that report, and in its other SEC reports. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets

Total assets of the Corporation increased $100,000, or 0.02%, to $407,741,000 at March 31, 2008 from $407,641,000 at December 31, 2007. Investments and mortgage-backed securities decreased approximately $15,484,000, or 13.93%, from December 31, 2007 to March 31, 2008, as proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans. Net loans increased approximately $18,006,000, or 7.02%, from December 31, 2007 to March 31, 2008, due primarily to growth in commercial real estate loans partially offset by reductions in residential mortgage loans.

Investment and Mortgage-backed Securities

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Municipal Securities	$3,123	$3,167	$3,126	$3,135

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

	March 31, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Investment Securities:
U.S. Agency Obligations	$507	$509	$507	$488
Government Sponsored Enterprises	17,999	18,404	40,457	40,665
Municipal Securities	8,779	9,174	9,296	9,601
Other	12,435	11,385	12,458	12,093
Total Investment Securities	39,720	39,472	62,718	62,847
Mortgage-backed Securities:
Fannie Mae	40,876	41,188	27,511	27,479
Ginnie Mae	1,182	1,200	1,187	1,200
Freddie Mac	9,539	9,736	12,860	13,080
Collateralized Mortgage Obligations	993	984	3,492	3,455
Total Mortgage-backed Securities	52,590	53,108	45,050	45,214
Total Available for Sale	$92,310	$92,580	$107,768	$108,061

Loans

Loans increased to $274,493,000 at March 31, 2008 compared to $256,487,000 at December 31, 2007. The Corporation continues to focus on growth of the consumer and commercial lending portfolios with specialized loan officers and products.

Loans receivable consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Mortgage loans:
Fixed rate residential	$15,266	$16,214
Adjustable-rate residential	8,599	8,775
Commercial real estate	95,873	76,864
Construction	3,683	4,764
Total mortgage loans	123,421	106,617
Commercial loans:
Commercial non-real estate	30,717	32,091
Commercial lines of credit	71,665	72,170
Total commercial loans	102,382	104,261
Consumer loans:
Home equity	15,760	15,185
Consumer and installment	38,324	36,315
Consumer lines of credit	335	346
Total consumer loans	54,419	51,846
Total loans	280,222	262,724
Less:
Undisbursed portion of interim
construction loans	(1,808)	(2,379)
Unamortized loan discount	(446)	(476)
Allowance for loan losses	(3,464)	(3,344)
Net deferred loan origination costs	(11)	(38)
Total, net	$274,493	$256,487

Weighted-average interest rate of loans	6.68%	7.56%

Other assets decreased $439,000, or 12.74%, to $3,007,000 at March 31, 2008 from $3,446,000 at December 31, 2007, due to the reduction of other real estate owned.

Liabilities

Total liabilities increased $245,000 to $380,573,000 at March 31, 2008 from $380,328,000 at December 31, 2007. Deposits increased $5,672,000, or 2.1%, to $276,071,000 at March 31, 2008 from $270,399,000 at December 31, 2007. The overall growth includes a $512,000 increase in non-interest bearing accounts while interest bearing accounts increased $5,160,000. Although the Corporation continues to target lower-cost demand deposit accounts through media advertising and special product promotions, time deposits continues to do well in the newer, higher growth markets.

Deposit accounts were as follows (in thousands):

	March 31, 2008			December 31, 2007
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	--	$17,080	6.19%	--	$16,568	6.13%
Non-commercial	2.35%	57,488	20.82%	2.14%	56,282	20.81%
Money market checking accounts	3.07%	22,288	8.07%	4.44%	23,160	8.57%
Regular savings	0.68%	12,991	4.71%	0.79%	12,794	4.73%
Total demand and savings deposits	1.96%	109,847	39.79%	2.47%	108,804	40.24%
Time deposits:
Up to 3.00%		8,337	3.02%		5,768	2.13%
3.01%- 4.00%		41,488	15.03%		26,265	9.71%
4.01%- 5.00%		51,675	18.72%		34,988	12.94%
5.01%- 6.00%		64,697	23.43%		94,548	34.97%
6.01%- 7.00%		27	0.01%		26	0.01%
Total time deposits	4.48%	166,224	60.21%	4.67%	161,595	59.76%
Total deposit accounts	3.47%	$276,071	100.00%	3.78%	$270,399	100.00%

At March 31, 2008 and December 31, 2007, the Bank had $69,000,000 and $69,500,000, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):

	March 31, 2008		December 31,2007
	Wtd Avg Rate		Wtd Avg Rate
Contractual Maturity:
Within one year - fixed rate	$--	--%	$--	--%
Within one year - adjustable rate	4,500	3.00%	5,000	4.88%
After one but within three years - fixed rate	5,000	4.93%	5,000	4.93%
After one but within three years - adjustable rate	--	--%	7,500	5.30%
After three but within five years - adjustable rate	22,000	4.58%	28,000	4.61%
Greater than five years - adjustable rate	37,500	3.89%	24,000	4.10%
Total advances	$69,000	4.13%	$69,500	4.55%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances. Borrowings from the Federal Home Loan Bank (the “FHLB”) decreased $500,000, or 0.72%, to $69,000,000 at March 31, 2008 from $69,500,000 at December 31, 2007 primarily to deposit growth. Securities sold under agreement to repurchase decreased $3,463,000 to $20,668,000 at March 31, 2008 from $24,131,000 at December 31, 2007. The decreases were due to excess funds from deposit growth and the sale and maturation of securities being used to pay down these arrangements.

Shareholders’ Equity

Shareholders’ equity decreased $145,000, or 0.53%, to $27,168,000 at March 31, 2008 from $27,313,000  at December 31, 2007 due primarily to the repurchase of 16,871 shares at a cost of $315,000 and dividend payments of $0.115 per share at a cost of $206,000, offset by net income of $420,000.

Liquidity

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are deposits, loan repayments, borrowings, maturity and sale of securities and interest payments.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The primary investing activities of the Corporation are the origination of commercial and consumer loans, and the purchase of investment and mortgage-backed securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase and FHLB advances.

At March 31, 2008, the Corporation’s investment in marketable securities totaled $95,703,000, nearly  all of which is available for sale. Approximately $73,187,000 and $74,410,000 of debt securities at March 31, 2008 and December 31, 2007, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $146,555,000 at March 31, 2008. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from March 31, 2008, totaled $150,264,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At March 31, 2008, the Corporation had outstanding $69,000,000 of FHLB borrowings and $20,668,000 of securities sold under agreements to repurchase. At March 31, 2008, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $20,000,000 and the ability to borrow an additional $45,000,000 from the FHLB and secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Capital Management

The Bank and the Corporation are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weights and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of March 31, 2008, that the Bank and the Corporation met the capital adequacy requirements to which they are subject.
As of March 31, 2008, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.
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

	March 31, 2008

	Actual		Regulatory Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	$	%	$	%	$	%
Leverage ratio
Corporation	32,802	8.02%	16,354	4.00%	n/a	n/a
Bank	35,528	8.69%	16,351	4.00%	20,439	5.00%

Tier 1 capital ratio
Corporation	32,802	10.54%	12,445	4.00%	n/a	n/a
Bank	35,528	11.43%	12,430	4.00%	18,645	6.00%

Total risk-based capital ratio
Corporation	39,300	12.63%	24,890	8.00%	n/a	n/a
Bank	38,992	12.55%	24,860	8.00%	31,075	10.00%

During fiscal 2003, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 98,000 shares, in fiscal 2004, by an additional 5%, or 95,000 shares in fiscal 2005 and by an additional 5%, or 92,000 shares in fiscal 2006. The shares are to be repurchased, either through open market purchases or privately negotiated transactions, depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation’s benefit plans. During the three months ended March 31, 2008, the Corporation repurchased 16,871 shares. As of March 31, 2008, the Corporation had repurchased a total of 346,131 shares and had 38,869 shares available for repurchase under these authorizations.

Off-Balance Sheet Risk
In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer’s requests for funding and take the form of  legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $146,555,000 at March 31, 2008. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the period ended March 31, 2008, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Results of operations for the three months ended March 31, 2008 and 2007

General

Net income decreased $229,000, or 35.29%, to $420,000 for the three months ended March 31, 2008 as compared to $649,000 for the same period in 2007 as decreases in net interest income along with an increase in the provision for loan losses were partially offset by an increase in non-interest income. The decrease in net income for the period was due primarily to a compression of the net interest margin caused by declining interest rates along with an increase in the provision for loan losses due to loan growth and the increase in nonperforming loans.

Average Yields and Rates
    (dollars in thousands)

	Three Months Ended March 31,
	2008				2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$264,990	$4,622	6.98%	$235,666	$4,776	8.11%
Mortgage-backed securities	50,735	676	5.33%	24,636	290	4.70%
Investment securities	62,008	861	5.55%	100,541	1,326	5.28%
Other interest-earning assets	1,898	16	3.33%	2,240	27	4.78%
Total interest-earning assets	379,631	6,175	6.51%	363,083	6,419	7.07%
Non-interest-earning assets	32,380			29,421
Total assets	$412,011			$392,504
Interest-bearing liabilities:
Deposits	271,787	2,462	3.62%	261,387	2,389	3.66%
Floating rate junior subordinated deferrable interest debentures	12,372	209	6.76%	12,372	223	7.20%
FHLB advances and other borrowings	97,404	1,003	4.12%	89,655	1,073	4.79%
Total interest-bearing liabilities	381,563	3,674	3.85%	363,414	3,685	4.06%
Non-interest-bearing liabilities	2,982			2,696
Total liabilities	384,545			366,110
Shareholders’ equity	27,466			26,394
Total liabilities and shareholders’ equity	$412,011			$392,504
Net interest income/spread		$2,501	2.66%		$2,734	3.02%
Net yield on earning assets			2.64%			3.01%

(1) Average balances of loans include non-accrual loans.

Interest Income

Interest income decreased $244,000, or 3.80%, to $6,175,000 for the three months ended March 31, 2008 as compared to the same period in 2007. Interest income on loans decreased by 3.22%, or $154,000, to $4,622,000 for the three months ended March 31, 2008 from $4,776,000 for the three months ended March 31, 2007, due to declining market interest rates, offset by higher average balance of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $90,000 for the three months ended March 31, 2008 to $1,553,000 from $1,643,000 during the same period in 2007 due to lower average balances, offset by higher investment yields as a result of a higher concentration of mortgage-backed securities.

Interest Expense
Interest expense decreased $11,000, or 0.30%, to $3,674,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Interest expense on deposit accounts increased $73,000, or 3.06%, to $2,462,000 for the three months ended March 31, 2008 from $2,389,000 during the same period in 2007 due primarily to higher average balances due to the overall growth in deposits. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $70,000, or 6.52%, for the three months ended March 31, 2008 as compared to the same period in the previous year due to lower market interest rates, offset by higher average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $14,000, or 6.28%, to $209,000 for the three months ended March 31, 2008 from $223,000 during the same period in 2007 due to lower market rates.

Provision for Loan Losses

During the three months ended March 31, 2008, the provision for loan losses was $310,000 as compared to $160,000 for the same period in the previous year. The provision reflects the growth in the loan portfolio of $18 million and the Corporation’s continued movement from longer-term, fixed-rate residential mortgage loans to shorter-term, floating-rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. During the three months ended March 31, 2008, bad debt charge-offs, net of recoveries, was $190,000 as compared to $8,000 for the same period in the previous year. The increase in bad debt charge-offs over the previous year relates to additional write-downs required in the disposition of commercial loans during the three months ended March 31, 2008. Real estate acquired in foreclosure and loans classified as substandard and impaired decreased $1,005,000 from $5,842,000 at December 31, 2007 to $4,837,000 at March 31, 2008. The decrease was due primarily to the sale of property held in other real estate owned for $800,000. The Corporation’s loan loss allowance at March 31, 2008 was approximately 1.24% of the Corporation’s outstanding loan portfolio and 87.43% of non-performing loans compared to 1.28% of the Corporation’s outstanding loan portfolio and 88.37% of non-performing loans at December 31, 2007.

The changes in the allowance for loan losses consisted of the following (in thousands):

Balance at beginning of period	$3,344
Provision for loan losses	310
Charge-offs, net	(190)
Balance at end of period	$3,464

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

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

Non-accruing loans which are contractually past due 90 days or more:	March 31, 2008	December 31, 2007

Residential real estate	$570	$356
Commercial	3,041	2,445
Consumer	351	171
Total non-accruing loans	3,962	2,972

Real estate acquired through foreclosure and repossessed assets	28	856
Total non-performing assets	$3,990	$3,828
Percentage of loans receivable	1.45%	1.49%

Percentage of allowance for loan losses to total loans outstanding	1.24%	1.28%
Allowance for loan losses	$3,464	$3,344

Non-performing assets increased $162,000 from December 31, 2007 to March 31, 2008. Non-performing loans increased $990,000 from December 31, 2007 to March 31, 2008 due primarily to three commercial loans totaling $625,000 becoming 90 days delinquent. These loans are well supported by commercial real estate that should reduce the exposure to loss for the Corporation. Commercial non-accruing loans at March 31, 2008 and December 31, 2007 included one commercial real estate loan for $1.7 million that also existed at December 31, 2006. Non-accruing loans at March 31, 2008 were allocated specific impairment reserves of $657,000 compared to $591,000 at December 31, 2007.

The allowance for loan loss calculation includes a segmentation of loan categories subdivided by residential mortgage, commercial and consumer loans. Each category is rated for all loans including performing groups. The weight assigned to each category is developed from current delinquent loan trends and previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition to loan loss experience, management’s evaluation of the loan portfolio includes the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends and economic conditions. Management evaluates the carrying value of loans periodically and the allowance for loan loss calculation will adjust accordingly.

Non-Interest Income

Total non-interest income increased $162,000, or 22.41%, to $885,000 for the three months ended March 31, 2008 from $723,000 for the same period in the previous year. Fees from financial services increased $50,000, or 7.13%, to $751,000 for the three months ended March 31, 2008 from $701,000 for the same period in the previous year. The change was from an increase in the number of transaction accounts. During the quarter ending March 31, 2008 the Corporation sold approximately $5.2 million in investment securities at a gain of $112,000 in order to improve yield spreads and to fund growth in higher-yielding loans.

Non-Interest Expense

For the three months ended March 31, 2008, total non-interest expense increased $83,000, or 3.40%, to $2,522,000 from $2,439,000 for the same period in 2007. Compensation and employee benefits increased $130,000, or 11.00%, to $1,312,000 for the three months ended March 31, 2008 from $1,182,000 for the same period in 2007 due primarily to higher compensation and benefits costs for normal merit salary increases. Occupancy and equipment expense increased $39,000, or 6.69%, to $622,000 for the three months ended March 31, 2008 from $583,000 for the same period in 2007, due primarily to higher equipment expense. Intangible amortization expense decreased $55,000, or 34.59%, to $104,000 for the three months ended March 31, 2008 from $159,000 for the same period in 2007, due to deposit premiums related to branch acquisitions becoming fully amortized.

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable as the registrant is a smaller reporting company.

Item 4T. Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Corporation’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item  1.        Legal Proceedings

The Corporation is not involved in any legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business. Management believes that these proceedings are immaterial to the Corporation’s financial condition and results of operations.

Item  1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item  2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Corporation during the first quarter of 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as part of Publicly Announced Programs	(d) Maximum Number of Shares that may be purchased under Program
January 1, 2008 through January 31, 2008	10,877	$18.89	10,877	44,863
February 1, 2008 through February 29, 2008	3,494	$18.25	3,494	41,369
March 1, 2008 through March 31, 2008	2,500	$18.17	2,500	38,869
Total	16,871	$18.65	16,871	N/A

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

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: May 7, 2008	By: /s/ Dwight V. Neese Dwight V. Neese, President and Chief Executive Officer
Date: May 7, 2008	By: /s/ Richard H. Flake Richard H. Flake, Executive Vice President and Chief Financial Officer