Form 10-Q
period 2008-06-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2008-08-08
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes __No X

The Corporation had 1,783,037 shares, $0.01 par value, of common stock issued and outstanding as of August 5, 2008.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

INDEX
Part I.	Financial Information	Page

	Item 1. Financial Statements (unaudited)

	Consolidated Balance Sheets as of June 30, 2008
	and December 31, 2007	3

	Consolidated Statements of Income for the three and six
	months ended June 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows for the six
	months ended June 30, 2008 and 2007	5

	Consolidated Statements of Shareholders’ Equity and
	Comprehensive Income (Loss) for the six months
	ended June 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-26

	Item 3. Quantitative and Qualitative Disclosures
	about Market Risk	26

	Item 4T.Controls and Procedures	26

Part II.	Other Information

	Item 1. Legal Proceedings	27

	Item 1A. Risk Factors	27

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 3. Defaults Upon Senior Securities	27

	Item 4. Submission of Matters to a Vote of Security Holders	28

	Item 5. Other Information	28

	Item 6. Exhibits	28

	Signatures	29

Part 1.    Financial Information

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$12,319	$11,890
Investment and mortgage-backed securities
Held to maturity	2,430	3,126
Available for sale	86,158	108,061
Total investment and mortgage-backed securities	88,588	111,187
Loans, net	276,460	256,487
Office properties and equipment, net	5,056	5,145
Federal Home Loan Bank Stock, at cost	3,907	3,826
Federal Reserve Stock, at cost	599	599
Accrued interest receivable	2,235	2,625
Intangible assets	3,053	3,261
Cash surrender value of life insurance	9,374	9,175
Other assets	3,472	3,446
TOTAL ASSETS	$405,063	$407,641

LIABILITIES

Deposits	$272,185	$270,399
Advances from the Federal Home Loan Bank	71,161	69,500
Securities sold under agreements to repurchase	19,966	24,131
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	643	742
Other liabilities	2,115	3,184
TOTAL LIABILITIES	378,442	380,328

Commitments and contingencies-Note 4

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
authorized - 500,000 shares, issued
and outstanding - None	--	--
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued and outstanding - 1,783,037 shares at 6/30/08 and 1,794,866 at 12/31/07	20	20
Additional paid-in capital	12,844	12,781
Accumulated other comprehensive gain (loss)	(513)	191
Retained earnings, substantially restricted	20,541	20,276
Treasury stock, at cost	(6,271)	(5,955)
TOTAL SHAREHOLDERS' EQUITY	26,621	27,313

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$405,063	$407,641
See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)		(DOLLARS IN THOUSANDS EXCEPT PER SHARE)
Interest Income:
Loans	$4,378	$4,803	$9,000	$9,579
Deposits and federal funds sold	6	54	22	81
Mortgage-backed securities	687	306	1,363	596
Interest and dividends on investment securities	629	1,297	1,490	2,623
Total Interest Income	5,700	6,460	11,875	12,879

Interest Expense:
Deposit accounts	2,218	2,397	4,680	4,786
Floating rate junior subordinated deferrable interest debentures	175	223	384	445
Advances from the FHLB and other borrowings	843	1,093	1,845	2,167
Total Interest Expense	3,236	3,713	6,909	7,398

Net Interest Income	2,464	2,747	4,966	5,481
Provision for loan losses	365	85	675	245
Net Interest Income After
Provision for Loan Losses	2,099	2,662	4,291	5,236

Non-Interest Income:
Fees for financial services	756	792	1,507	1,493
Other fees, net	28	21	50	43
Net gain (loss) on sale of investments	66	(1)	177	(1)
Total Non-Interest Income	850	812	1,734	1,535

Non-Interest Expense:
Compensation and employee benefits	1,288	1,281	2,601	2,464
Occupancy and equipment	636	719	1,257	1,303
Deposit insurance premiums	7	7	15	15
Professional services	104	114	203	225
Advertising and public relations	81	98	143	167
Loan operations	32	28	66	68
Intangible amortization	104	112	208	271
Items processing	66	55	116	111
Telephone	45	47	94	91
Other	187	250	369	436
Total Non-Interest Expense	2,550	2,711	5,072	5,151

Income Before Income Taxes	399	763	953	1,620
Income tax expense	83	162	217	370
Net Income	$316	$601	$736	$1,250

Basic Net Income Per Common Share	$0.18	$0.33	$0.41	$0.69

Diluted Net Income Per Common Share	$0.18	$0.32	$0.41	$0.67

Dividend Per Common Share	$0.115	$0.115	$0.230	$0.215

Weighted Average Number of
Common Shares Outstanding

Basic	1,782,395	1,819,761	1,783,436	1,823,546

Diluted	1,783,708	1,857,730	1,794,027	1,859,950

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007 (unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(IN THOUSANDS)
OPERATING ACTIVITIES:

Net income	$736	$1,250
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	675	245
Amortization of intangibles	208	271
Depreciation expense	343	321
Recognition of deferred income, net of costs	(265)	(258)
Deferral of fee income, net of costs	209	311
Stock compensation expense	--	22
(Gain) loss on investment transactions	(177)	1
Loss on writedown of fixed asset	--	135
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	390	252
Increase in cash surrender value of life insurance	(199)	(159)
Increase in other assets	(26)	(680)
Increase (decrease) in other liabilities	(1,069)	1,080
Increase (decrease) in accrued interest payable	(99)	30

Net cash provided by operating activities	726	2,821

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(14,242)	(25,298)
Proceeds from sale of investment and mortgage-backed securities available for sale	6,821	4,965
Proceeds from maturity of investment and mortgage-backed securities:
Available for sale	23,813	25,946
Held to maturity	696	49
Principal repayments on mortgage-backed securities:
Available for sale	4,984	2,533
Purchase of bank owned life insurance	--	(3,200)
Net increase in loans	(20,592)	(5,108)
(Purchase) redemption of FHLB stock	(81)	742
Purchase of office properties and equipment	(254)	(315)

Net cash provided by investing activities	1,145	314

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan	61	57
Dividends paid in cash	(411)	(411)
Proceeds from the exercise of stock options	2	--
Split dollar post retirement liability recapitalization	(60)	--
Share repurchase program	(316)	(630)
Increase (decrease) in term borrowings	1,661	(13,500)
Increase (decrease) in other borrowings	(4,165)	4,275
Increase in deposit accounts	1,786	10,185

Net cash used by financing activities	(1,442)	(24)

NET INCREASE IN CASH AND CASH EQUIVALENTS	429	3,111

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,890	9,124

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,319	$12,235

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$281	$717
Interest	7,008	7,368

Non-cash transactions:
Loans foreclosed	--	--

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2008 and 2007 (unaudited)

				Retained	Accumulated
			Additional	Earnings,	Other		Total
	Common Stock		Paid-in	Substantially	Comprehensive	Treasury Stock	Shareholders'
	Shares	Amount	Capital	Restricted	Income (loss)	at Cost	Equity
	(Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2006	1,830,528	$20	$12,506	$18,912	$(610)	$(4,861)	$25,967

Net income				1,250			1,250

Other comprehensive income, net of tax on
unrealized holding losses on securities available for sale
arising during period					(315)		(315)
Less reclassification adjustment for gains included					--		--
in net income
Comprehensive income

Stock option activity, net	396		22				22

Dividend reinvestment plan contributions	2,823		57				57

Share repurchase program	(30,285)					(630)	(630)

Cash dividend ($.215 per share)				(411)			(411)

BALANCE AT JUNE 30, 2007	1,803,462	$20	$12,585	$19,751	$(925)	$(5,491)	$25,940

BALANCE AT DECEMBER 31, 2007	1,794,866	$20	$12,781	$20,276	$191	$(5,955)	$27,313

Net income				736			736

Other comprehensive loss, net of tax on
unrealized holding losses on securities available for sale
arising during period					(837)		(837)
Less reclassification adjustment for gains included					133		133
in net income
Comprehensive income							32

Stock option activity, net	1,424		2				2

Dividend reinvestment plan contributions	3,667		61				61

Cumulative effect of change in accounting principal				(60)			(60)

Share repurchase program	(16,920)					(316)	(316)

Cash dividend ($.23 per share)				(411)			(411)

BALANCE AT JUNE 30, 2008	1,783,037	$20	$12,844	$20,541	$(513)	$(6,271)	$26,621

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

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

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Corporation’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2. Income Per Share

Basic income per share amounts for the three and six months ended June 30, 2008 and 2007 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation for the six months ended June 30, 2008 and 2007 were 10,591 and 36,404, respectively.

3. Assets Pledged

Approximately $67,997,000 and $74,410,000 of marketable debt securities at June 30, 2008 and December 31, 2007, respectively, were pledged by Provident Community Bank, N.A. (the “Bank”) as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Contingencies and Loan Commitments

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2008 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$1,334,420
Unadvanced portions of loans and credit lines	55,002,000
Total loan commitments	$56,336,420

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at June 30, 2008 consisted of fixed and adjustable rate loans at rates ranging from 6.5% to 8.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $142,800,000 at June 30, 2008. Of these lines, the outstanding loan balances totaled approximately $87,798,000.

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at June 30,
Name	2008	2007	Rate	Prepayment Option Date	Maturity	Distribution Payment Frequency

Provident Community Bancshares Capital Trust I	$4,000,000	$4,000,000	7.39%	October 1, 2011	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	4.42%	March 1, 2012	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

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

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2008 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$86,946,000	$--	$--

Available-for-sale investment securities are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes). The Corporation has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $2,214,000.

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

Financial Condition

Assets

Total assets of the Corporation decreased $2,578,000, or 0.63%, to $405,063,000 at June 30, 2008 from $407,641,000 at December 31, 2007. Investments and mortgage-backed securities decreased $22,599,000, or 20.33%, from December 31, 2007 to June 30, 2008, as proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans. Net loans increased $19,973,000, or 7.79%, from December 31, 2007 to June 30, 2008, due primarily to growth in commercial real estate and consumer loans partially offset by reductions in residential mortgage and commercial business loans.

Investment and Mortgage-backed Securities

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

	June 30, 2008		December 31, 2007

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Municipal Securities	$2,430	$2,409	$3,126	$3,135

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

	June 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment Securities:
U.S. Agency Obligations	$7	$7	$507	$488
Government Sponsored Enterprises	17,999	18,142	40,457	40,665
Municipal Securities	6,888	7,141	9,296	9,601
Other	12,381	11,293	12,458	12,093
Total Investment Securities	37,275	36,583	62,718	62,847
Mortgage-backed Securities:
Fannie Mae	39,462	39,198	27,511	27,479
Ginnie Mae	410	416	1,187	1,200
Freddie Mac	8,888	9,059	12,860	13,080
Collateralized Mortgage Obligations	911	902	3,492	3,455
Total Mortgage-backed Securities	49,671	49,575	45,050	45,214
Total Available for Sale	$86,946	$86,158	$107,768	$108,061

Loans

Loans increased to $276,460,000 at June 30, 2008 compared to $256,487,000 at December 31, 2007. The Corporation continues to focus on growth of higher yielding consumer loans and specific commercial lending products that minimizes concentration risk to the loan portfolio.

Loans receivable consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Mortgage loans:
Fixed rate residential	$14,254	$16,214
Adjustable-rate residential	8,072	8,775
Commercial real estate	95,713	76,864
Construction	4,149	4,764
Total mortgage loans	122,188	106,617
Commercial loans:
Commercial non-real estate	31,829	32,091
Commercial lines of credit	70,767	72,170
Total commercial loans	102,596	104,261
Consumer loans:
Home equity	16,833	15,185
Consumer and installment	40,718	36,315
Consumer lines of credit	339	346
Total consumer loans	57,890	51,846
Total loans	282,674	262,724
Less:
Undisbursed portion of interim
construction loans	(2,043)	(2,379)
Unamortized loan discount	(423)	(476)
Allowance for loan losses	(3,773)	(3,344)
Net deferred loan origination costs	25	(38)
Total, net	$276,460	$256,487

Weighted-average interest rate of loans	6.34%	7.56%

Liabilities

Total liabilities decreased $1,886,000 to $378,442,000 at June 30, 2008 from $380,328,000 at December 31, 2007. Deposits increased $1,786,000, or 0.66%, to $272,185,000 at June 30, 2008 from $270,399,000 at December 31, 2007. The overall growth includes a $5,860,000 increase in transaction accounts as a result of a special product promotion, while certificate accounts decreased $4,074,000. The Corporation continues to target lower-cost demand deposit accounts through media advertising and special product promotions.

Deposit accounts were as follows (in thousands):

	June 30, 2008			December 31, 2007
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	--	$17,773	6.53%	--	$16,568	6.13%
Non-commercial	2.34%	64,103	23.55%	2.14%	56,282	20.81%
Money market checking accounts	2.47%	19,843	7.29%	4.44%	23,160	8.57%
Regular savings	0.64%	12,945	4.76%	0.79%	12,794	4.73%
Total demand and savings deposits	1.82%	114,664	42.13%	2.47%	108,804	40.24%
Time deposits:
Up to 3.00%		28,504	10.47%		5,768	2.13%
3.01%- 4.00%		42,783	15.72%		26,265	9.71%
4.01%- 5.00%		42,873	15.75%		34,988	12.94%
5.01%- 6.00%		43,334	15.92%		94,548	34.97%
6.01%- 7.00%		27	0.01%		26	0.01%
Total time deposits	4.14%	157,521	57.87%	4.67%	161,595	59.76%
Total deposit accounts	3.17%	$272,185	100.00%	3.78%	$270,399	100.00%

At June 30, 2008 and December 31, 2007, the Bank had $71,161,000 and $69,500,000, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):

	June 30, 2008 Wtd Avg Rate		December 31,2007 Wtd Avg Rate
Contractual Maturity:
Within one year - adjustable rate	$6,661	2.70%	$5,000	4.88%
After one but within three years - fixed rate	5,000	4.93%	5,000	4.93%
After one but within three years - adjustable rate	--	--%	7,500	5.30%
After three but within five years - adjustable rate	22,000	4.58%	28,000	4.61%
Greater than five years - adjustable rate	37,500	3.89%	24,000	4.10%
Total advances	$71,161	4.06%	$69,500	4.55%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances. Borrowings from the Federal Home Loan Bank (the “FHLB”) increased $1,661,000, or 2.39%, to $71,161,000 at June 30, 2008 from $69,500,000 at December 31, 2007. Securities sold under agreement to repurchase decreased $4,165,000 to $19,966,000 at June 30, 2008 from $24,131,000 at December 31, 2007. Excess funds from deposit growth, the sale and maturation of securities and , to a lesser extent, borrowings from the Federal Home Loan Bank were used to pay down matured borrowings under these arrangements.

Shareholders’ Equity

Shareholders’ equity decreased $692,000, or 2.53%, to $26,621,000 at June 30, 2008 from $27,313,000 at December 31, 2007 due primarily to the repurchase of 16,920 shares at a cost of $316,000, dividend payments of $0.23 per share at a cost of $411,000, and a $704,000 increase in unrealized losses on securities available for sale, offset by net income of $736,000.

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

At June 30, 2008, the Corporation’s investment in marketable securities totaled $88,588,000, nearly all of which is available for sale. Approximately $67,997,000 and $74,410,000 of debt securities at June 30, 2008 and December 31, 2007, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $142,800,000 at June 30, 2008. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from June 30, 2008, totaled $139,388,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At June 30, 2008, the Corporation had outstanding $71,161,000 of FHLB borrowings and $19,966,000 of securities sold under agreements to repurchase. At June 30, 2008, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $30,000,000 and the ability to borrow an additional $20,000,000 from the FHLB and secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of June 30, 2008, that the Bank and the Corporation met the capital adequacy requirements to which they are subject.
As of June 30, 2008, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.
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

June 30, 2008

	Actual		Regulatory Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	$	%	$	%	$	%
Leverage ratio
Corporation	33,216	8.21%	16,180	4.00%	n/a	n/a
Bank	35,397	8.76%	16,351	4.00%	20,439	5.00%

Tier 1 capital ratio
Corporation	33,216	10.70%	12,403	4.00%	n/a	n/a
Bank	35,397	11.42%	12,403	4.00%	18,605	6.00%

Total risk-based capital ratio
Corporation	39,853	12.84%	24,807	8.00%	n/a	n/a
Bank	39,170	12.63%	24,807	8.00%	31,009	10.00%

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

Repurchased shares will be held in treasury and will be available for the Corporation’s benefit plans. During the six months ended June 30, 2008, the Corporation repurchased 16,920 shares. As of June 30, 2008, the Corporation had repurchased a total of 346,180 shares and had 38,820 shares available for repurchase under these authorizations.

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer’s requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $142,800,000 at June 30, 2008. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the period ended June 30, 2008, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Results of operations for the three months ended June 30, 2008 and 2007

General

Net income decreased $285,000, or 47.42%, to $316,000 for the three months ended June 30, 2008 as compared to $601,000 for the same period in 2007. The decrease in net income for the period was due primarily to a compression of the net interest margin caused by declining interest rates along with an increase in the provision for loan losses due to loan growth and the increase in nonperforming loans, offset by a decrease in non-interest expense.

Average Yields and Rates
(dollars in thousands)

	Three Months Ended June 30,
		2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$276,355	$4,378	6.34%	$237,514	$4,803	8.09%
Mortgage-backed securities	52,041	687	5.28%	26,102	306	4.69%
Investment securities	40,655	562	5.53%	91,077	1,234	5.42%
Other interest-earning assets	5,658	73	5.18%	8,294	117	5.62%
Total interest-earning assets	374,709	5,700	6.08%	362,987	6,460	7.12%
Non-interest-earning assets	32,608			31,698
Total assets	$407,317			$394,685
Interest-bearing liabilities:
Deposits	273,403	2,218	3.25%	259,778	2,397	3.69%
Floating rate junior subordinated deferrable interest debentures	12,372	175	5.65%	12,372	223	7.20%
FHLB advances and other borrowings	91,084	843	3.70%	92,846	1,093	4.71%
Total interest-bearing liabilities	376,859	3,236	3.43%	364,996	3,713	4.07%
Non-interest-bearing liabilities	3,838			2,780
Total liabilities	380,697			367,776
Shareholders’ equity	26,620			26,909
Total liabilities and shareholders’ equity	$407,317			$394,685
Net interest income/spread		$2,464	2.65%		$2,747	3.05%
Net yield on earning assets			2.63%			3.03%

(1) Average balances of loans include non-accrual loans.

Interest Income

Interest income decreased $760,000, or 11.76%, to $5,700,000 for the three months ended June 30, 2008 as compared to the same period in 2007. Interest income on loans decreased by 8.85%, or $425,000, to $4,378,000 for the three months ended June 30, 2008 from $4,803,000 for the three months ended June 30, 2007, due to declining market interest rates, offset by higher average balance of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $335,000 for the three months ended June 30, 2008 to $1,322,000 from $1,657,000 during the same period in 2007 due to lower average balances, offset by higher investment yields as a result of a higher concentration of mortgage-backed securities.

Interest Expense

Interest expense decreased $477,000, or 12.85%, to $3,236,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Interest expense on deposit accounts decreased $179,000, or 7.47%, to $2,218,000 for the three months ended June 30, 2008 from $2,397,000 during the same period in 2007 due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts, offset by higher average balances. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $250,000, or 22.87%, for the three months ended June 30, 2008 as compared to the same period in the previous year due to lower market interest rates and, to a lesser extent, lower average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $48,000, or 21.52%, to $175,000 for the three months ended June 30, 2008 from $223,000 during the same period in 2007 due to lower market rates.

Provision for Loan Losses

During the three months ended June 30, 2008, the provision for loan losses was $365,000 as compared to $85,000 for the same period in the previous year due to an increase in nonperforming loans and loans charged-off and loan growth. The provision also reflects the Corporation’s continued movement from longer-term, fixed-rate residential mortgage loans to shorter-term, floating-rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. During the three months ended June 30, 2008, bad debt charge-offs, net of recoveries, were $56,000 as compared to $50,000 for the same period in the previous year. Real estate acquired in foreclosure and nonperforming loans increased $3,600,000 from $2,253,000 at June 30, 2007 to $5,853,000 at June 30, 2008. The increase in nonperforming loans over the previous year related primarily to four commercial real estate relationships that has be affected by the downturn in the residential housing market. Slow housing conditions have affected some of these borrowers’ ability to sell the completed projects in a timely manner. Specific reserves for nonperforming loans at June 30, 2008 were $967,000 compared to $258,000 for nonperforming loans at June 30, 2007. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process.

Non-Interest Income

Total non-interest income increased $38,000, or 4.68%, to $850,000 for the three months ended June 30, 2008 from $812,000 for the same period in the previous year, primarily due to a gain in the sale of securities, offset by a decrease in fees for financial services. During the quarter ended June 30, 2008, the Corporation sold approximately $1.6 million in investment securities at a gain of $66,000 in order to improve yield spreads and to fund growth in higher-yielding loans. Fees from financial services decreased $36,000, or 4.55%, to $756,000 for the three months ended June 30, 2008, from $792,000 for the same period in the previous year. The decrease was due primarily to lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes.

Non-Interest Expense

For the three months ended June 30, 2008, total non-interest expense decreased $161,000, or 5.94%, to $2,550,000 from $2,711,000 for the same period in 2007. Compensation and employee benefits increased $7,000, or 0.55%, to $1,288,000 for the three months ended June 30, 2008 from $1,281,000 for the same period in 2007 due primarily to higher compensation costs from normal merit salary increases, offset by reductions in accrued incentive compensation expense and reductions in employee pension benefits costs. Occupancy and equipment expense decreased $83,000, or 11.54%, to $636,000 for the three months ended June 30, 2008 from $719,000 for the same period in 2007, due the previous year including expenses related to the closing of a banking center. Professional services expense decreased $10,000, or 8.77%, to $104,000 for the three months ended June 30, 2008 from $114,000 for the same period in 2007, due to lower legal expenses. Advertising/public relations expense decreased $17,000, or 17.35%, to $81,000 for the three months ended June 30, 2008 from $98,000 for the same period in 2007 due primarily to lower product and promotion expenses. Intangible amortization expense decreased $8,000, or 7.14%, to $104,000 for the three months ended June 30, 2008 from $112,000 for the same period in 2007, due to deposit premiums related to branch acquisitions becoming fully amortized. Other expense decreased $63,000, or 25.20%, to $187,000 for the three months ended June 30, 2008 from $250,000 for the same period in 2007, due primarily to lower costs associated with deposit account charge-offs.

Results of operations for the six months ended June 30, 2008 and 2007

General

Net income decreased $514,000, or 41.12%, to $736,000 for the six months ended June 30, 2008 as compared to $1,250,000 for the same period in 2007. The decrease in net income for the period was due primarily to a compression of the net interest margin caused by declining interest rates along with an increase in the provision for loan losses due to loan growth and the increase in nonperforming loans, offset by a decrease in non-interest expense.

Average Yields and Rates
(dollars in thousands)

	Period Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$270,184	$9,000	6.66%	$235,785	$9,579	8.13%
Mortgage-backed securities	51,472	1,363	5.30%	25,132	596	4.74%
Investment securities	49,128	1,365	5.56%	93,705	2,503	5.34%
Other interest-earning assets	6,089	147	4.84%	7,327	201	5.50%
Total interest-earning assets	376,873	11,875	6.30%	361,949	12,879	7.12%
Non-interest-earning assets	32,791			31,658
Total assets	$409,664			$393,607
Interest-bearing liabilities:
Deposits	272,595	4,680	3.43%	260,578	4,786	3.67%
Floating rate junior subordinated deferrable interest debentures	12,372	384	6.21%	12,372	445	7.19%
FHLB advances and other borrowings	94,244	1,845	3.92%	91,259	2,167	4.75%
Total interest-bearing liabilities	379,211	6,909	3.64%	364,209	7,398	4.06%
Non-interest-bearing liabilities	2,951			2,738
Total liabilities	382,162			366,947
Shareholders’ equity	27,502			26,660
Total liabilities and shareholders’ equity	$409,664			$393,607
Net interest income/spread		$4,966	2.66%		$5,481	3.05%
Net yield on earning assets			2.64%			3.03%

(1) Average balances of loans include non-accrual loans.

Interest Income

Interest income decreased $1,004,000, or 7.80%, to $11,875,000 for the six months ended June 30, 2008 as compared to the same period in 2007. Interest income on loans decreased by 6.04%, or $579,000, to $9,000,000 for the six months ended June 30, 2008 from $9,579,000 for the six months ended June 30, 2007, due to declining market interest rates, offset by higher average balance of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $425,000 for the six months ended June 30, 2008 to $2,875,000 from $3,300,000 during the same period in 2007 due to lower average balances, offset by higher investment yields as a result of a higher concentration of mortgage-backed securities.

Interest Expense

Interest expense decreased $489,000, or 6.61%, to $6,909,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Interest expense on deposit accounts decreased $106,000, or 2.21%, to $4,680,000 for the six months ended June 30, 2008 from $4,786,000 during the same period in 2007 due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposit to transaction accounts, offset by higher average balances. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $322,000, or 14.86%, for the six months ended June 30, 2008 as compared to the same period in the previous year due to lower market interest rates, offset by higher average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $61,000, or 13.71%, to $384,000 for the six months ended June 30, 2008 from $445,000 during the same period in 2007 due to lower market rates.

Provision for Loan Losses

During the six months ended June 30, 2008, the provision for loan losses was $675,000 as compared to $245,000 for the same period in the previous year due to an increase in nonperforming loans and loans charged-off and loan growth. The provision also reflects the Corporation’s continued movement from longer-term, fixed-rate residential mortgage loans to shorter-term, floating-rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. During the six months ended June 30, 2008, bad debt charge-offs, net of recoveries, was $246,000 as compared to $58,000 for the same period in the previous year. The increase in bad debt charge-offs over the previous year relates to additional write-downs required in the disposition of commercial loans during the six months ended June 30, 2008. The Corporation’s loan loss allowance at June 30, 2008 was approximately 1.35% of the Corporation’s outstanding loan portfolio and 64.46% of non-performing loans compared to 1.28% of the Corporation’s outstanding loan portfolio and 88.37% of non-performing loans at December 31, 2007.

The changes in the allowance for loan losses consisted of the following (in thousands):

Balance at beginning of period	$3,344
Provision for loan losses	675
Charge-offs, net	(246)
Balance at end of period	$3,773

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2008	December 31, 2007

Non-accruing loans which are contractually past due 90 days or more:
Residential real estate	$199	$356
Commercial	4,857	2,445
Consumer	797	171
Total non-accruing loans	5,853	2,972

Real estate acquired through
foreclosure and repossessed assets	28	856
Total non-performing assets	$5,881	$3,828

Percentage of loans receivable	2.08%	1.49%

Percentage of allowance for loan losses to total loans outstanding	1.35%	1.28%
Allowance for loan losses	$3,773	$3,344

Nonperforming assets increased $2,053,000 to $5,881,000 at June 30, 2008, or 1.45% of total assets, as compared to $3,828,000 or 0.94% of total assets, at December 31, 2007. Approximately 34% or $2,000,000 of nonperforming assets as of June 30, 2008 related to two commercial loan relationships that were also nonperforming at December 31, 2007. Consumer and Commercial nonperforming loans increased approximately $3,038,000 since the year ended December 31, 2007 due to the continuing downturn in the economy leading to the deterioration in these loans. This increase in nonperforming loans was offset by an $828,000 decline in other real estate owned due to the disposition of properties during the first quarter of 2008. Management has allocated specific reserves to these and other non accrual loans that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. These additional reserves are based on management’s evaluation of a number of factors including the estimated value of the collateral supporting each of these loans. Management believes that the combination of specific reserves in the allowance for loan losses and established impairment of these loans will be adequate to account for the current risk associated with these loans as of June 30, 2008.

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

Non-Interest Income

Total non-interest income increased $199,000, or 12.96%, to $1,734,000 for the six months ended June 30, 2008 from $1,535,000 for the same period in the previous year. Fees from financial services increased $14,000, or

0.94%, to $1,507,000 for the six months ended June 30, 2008 from $1,493,000 for the same period in the previous year. The increase was due to higher service fees as a result of an increase in transaction accounts, offset by lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes. Gain on sale of investments were $177,000  for the six months ended June 30, 2008 as the  Corporation sold approximately $6.8 million in investment securities in order to improve  yield spreads and to fund growth in higher-yielding loans.

Non-Interest Expense

For the six months ended June 30, 2008, total non-interest expense decreased $79,000, or 1.53%, to $5,072,000 from $5,151,000 for the same period in 2007. Compensation and employee benefits increased $137,000, or 5.56%, to $2,601,000 for the six months ended June 30, 2008 from $2,464,000 for the same period in 2007 due primarily  to higher compensation costs from normal merit salary increases, offset by lower incentive compensation. Occupancy and equipment expense decreased $46,000, or 3.53%, to $1,257,000 for the six months ended June 30, 2008 from $1,303,000 for the same period in 2007 due primarily to previous year including expenses related to the closing of a banking center. Professional services expense decreased $22,000, or 9.78%, to $203,000 for the six months ended June 30, 2008 from $225,000 for the same period in 2007, due to lower legal expenses. Advertising/public relations expense decreased $24,000, or 14.37%, to $143,000 for the six months ended June 30, 2008 from $167,000 for the same period in 2007 due primarily to lower product and promotion expenses. Intangible amortization expense decreased $63,000, or 23.25%, to $208,000 for the six months ended June 30, 2008 from $271,000 for the same period in 2007, due to deposit premiums related to branch acquisitions becoming fully amortized. Other expense decreased $67,000, or 15.37%, to $369,000 for the six months ended June 30, 2008 from $436,000 for the same period in 2007, due primarily to lower costs associated with deposit account charge-offs.

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

Item  2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Corporation during the first quarter of 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as part of Publicly Announced Programs	(d) Maximum Number of Shares that may be purchased under Program
April 1, 2008 through April 30, 2008	49	$13.00	49	38,820
May 1, 2008 through May 31, 2008	--	--	--	38,820
June 1, 2008 through June 30, 2008	--	--	--	38,820
Total	49	$13.00	49	N/A

In May 2005, the Corporation implemented a share repurchase program under which the Corporation could repurchase up to 5% of the outstanding shares or 98,000 shares. In August 2006, the program was expanded by an additional 5% or 92,000 shares. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item  3.                 Defaults upon Senior Securities

Not applicable.

Item  4.                 Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Corporation was held on April 23, 2008. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term by the following vote:

	Votes For	Votes Withheld

William M. Graham	1,400,312	18,297
Carl L. Mason	1,377,962	40,647

2.	The appointment of Elliott Davis, LLC, as auditors for the Corporation for the year ending December 31, 2008 was ratified by the stockholders by the following vote:

For 1,395,350	Against 19,779	Abstain 3,480

Item 5.                  Other Information

None

Item  6.                 Exhibits

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

PROVIDENT COMMUNITY BANCSHARES, INC. (Registrant)
Date: August 8, 2008	By: /s/ Dwight V. Neese Dwight V. Neese, President and Chief Executive Officer
Date: August 8, 2008	By: /s/ Richard H. Flake Richard H. Flake, Executive Vice President and Chief Financial Officer