Form 10-Q
period 2008-09-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2008-11-07
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES	EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes           No X

The Corporation had 1,784,454 shares, $0.01 par value, of common stock issued and outstanding as of November 5, 2008.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

	INDEX
Part I.	Financial Information	Page

	Item 1. Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	5

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2008 and 2007

		6

	Notes to Consolidated Financial Statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-27

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

	Item 4T.Controls and Procedures	27

Part II.	Other Information

	Item 1. Legal Proceedings	28

	Item 1A. Risk Factors	28

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 3. Defaults Upon Senior Securities	28

	Item 4. Submission of Matters to a Vote of Security Holders	29

	Item 5. Other Information	29

	Item 6. Exhibits	29

	Signatures	30

Part 1.    Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
ASSETS

Cash and due from banks	$9,123	$11,890
Investment and mortgage-backed securities
Held to maturity	2,430	3,126
Available for sale	87,654	108,061
Total investment and mortgage-backed securities	90,084	111,187
Loans, net	279,556	256,487
Office properties and equipment, net	5,010	5,145
Federal Home Loan Bank Stock, at cost	3,929	3,826
Federal Reserve Stock, at cost	599	599
Accrued interest receivable	1,778	2,625
Intangible assets	2,949	3,261
Cash surrender value of life insurance	9,475	9,175
Other assets	3,779	3,446
TOTAL ASSETS	$406,282	$407,641

LIABILITIES

Deposits	$273,547	$270,399
Advances from the Federal Home Loan Bank	70,500	69,500
Securities sold under agreements to repurchase	20,771	24,131
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	653	742
Other liabilities	1,964	3,184
TOTAL LIABILITIES	379,807	380,328

Commitments and contingencies-Note 4

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value,
authorized - 500,000 shares, issued
and outstanding - None	--	--
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued and outstanding - 1,784,454 shares at September 30, 2008	20	20
and 1,794,866 at December 31, 2007, respectively
Additional paid-in capital	12,873	12,781
Accumulated other comprehensive income (loss)	(770)	191
Retained earnings, substantially restricted	20,642	20,276
Treasury stock, at cost	(6,290)	(5,955)
TOTAL SHAREHOLDERS' EQUITY	26,475	27,313

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$406,282	$407,641
See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)
Interest Income:
Loans	$4,240	$4,793	$13,240	$14,373
Deposits and federal funds sold	23	28	45	110
Mortgage-backed securities	618	355	1,981	951
Interest and dividends on
investment securities	652	1,398	2,142	4,020
Total Interest Income	5,533	6,574	17,408	19,454

Interest Expense:
Deposit accounts	2,104	2,469	6,784	7,254
Floating rate junior subordinated deferrable interest debentures	169	227	554	673
Advances from the FHLB and other borrowings	864	1,165	2,708	3,332
Total Interest Expense	3,137	3,861	10,046	11,259

Net Interest Income	2,396	2,713	7,362	8,195
Provision for loan losses	615	20	1,290	265
Net Interest Income After
Provision for Loan Losses	1,781	2,693	6,072	7,930

Non-Interest Income:
Fees for financial services	823	760	2,330	2,253
Other fees, net	21	23	70	66
Net gain (loss) on sale of investments	218	(1)	396	(2)
Total Non-Interest Income	1,062	782	2,796	2,317

Non-Interest Expense:
Compensation and employee benefits	1,127	1,313	3,728	3,776
Occupancy and equipment	618	609	1,875	1,902
Deposit insurance premiums	30	8	45	22
Professional services	79	90	282	316
Advertising and public relations	44	36	186	203
Loan operations	38	48	104	116
Intangible amortization	104	104	312	375
Items processing	71	53	187	164
Telephone	56	47	151	139
Other	289	197	658	644
Total Non-Interest Expense	2,456	2,505	7,528	7,657

Income Before Income Taxes	387	970	1,340	2,590
Income tax expense	81	243	298	613
Net Income	$306	$727	$1,042	$1,977

Basic Net Income Per Common Share	$0.17	$0.40	$0.58	$1.09

Diluted Net Income Per Common Share	$0.17	$0.40	$0.58	$1.07

Dividend Per Common Share	$0.115	$0.115	0.345	$0.34

Weighted Average Number of
Common Shares Outstanding

Basic	1,784,549	1,801,405	1,783,810	1,816,085

Diluted	1,786,274	1,839,097	1,791,424	1,852,923

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007 (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net income	$1,042	$1,977
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	1,290	265
Amortization of intangibles	312	376
Depreciation expense	501	485
Recognition of deferred income, net of costs	(366)	(401)
Deferral of fee income, net of costs	303	486
Stock compensation expense	--	34
(Gain) loss on investment transactions	(396)	2
Loss on writedown of fixed asset	--	135
Changes in operating assets and liabilities:
(Increase)decrease in accrued interest receivable	847	(86)
Increase in cash surrender value of life insurance	(300)	(255)
Increase in other assets	(339)	(276)
Increase (decrease) in other liabilities	(1,220)	212
Increase(decrease) in accrued interest payable	(89)	1

Net cash provided by operating activities	1,585	2,955

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(44,702)	(50,701)
Proceeds from sale of investment and mortgage-
backed securities available for sale	22,676	8,840
Proceeds from maturity of investment and mortgage-
backed securities:
Available for sale	35,328	26,208
Held to maturity	696	52
Purchase of bank owned life insurance	--	(3,200)
Principal repayments on mortgage-backed securities:
Available for sale	6,546	3,661
Net increase in loans	(24,296)	(10,427)
Purchase of FHLB stock	(103)	(541)
Purchase of office properties and equipment	(366)	(306)

Net cash used by investing activities	(4,221)	(26,414)

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan	90	87
Dividends paid in cash	(616)	(619)
Proceeds from the exercise of stock options	2	150
Split dollar post retirement liability recapitalization	(60)	--
Share repurchase program	(335)	(986)
Increase in term borrowings	1,000	15,250
Decrease in other borrowings	(3,360)	(3,506)
Increase in deposit accounts	3,148	14,676

Net cash (used) provided by financing activities	(131)	25,052

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(2,767)	1,593

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	11,890	9,124

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$9,123	$10,717

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$331	$977
Interest	10,135	11,258

Non-cash transactions:
Loans foreclosed	$50	--

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

				Retained	Accumulated
			Additional	Earnings,	Other		Total
	Common Stock		Paid-in	Substantially	Comprehensive	Treasury Stock	Shareholders'
	Shares	Amount	Capital	Restricted	Income (loss)	at Cost	Equity
	(Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2006	1,830,528	$20	$12,506	$18,912	$(610)	$(4,861)	$25,967

Net income				1,977			1,977

Other comprehensive income, net of tax on
unrealized holding gains on securities
available for sale arising during period					208		208
Less reclassification adjustment for					--		--
losses included in net income
Comprehensive income							2,185

Stock option activity, net	9,172		150				150

Dividend reinvestment plan contributions	4,324		87				87

Share repurchase program	(47,504)					(986)	(986)

Cash dividend ($0.34 per share)				(619)			(619)

BALANCE AT SEPTEMBER 30, 2007	1,796,520	$20	$12,743	$20,270	$(402)	$(5,847)	$26,784

BALANCE AT DECEMBER 31, 2007	1,794,866	$20	$12,781	$20,276	$191	$(5,955)	$27,313

Net income				1,042			1,042

Other comprehensive loss, net of tax on
unrealized holding losses on securities
available for sale arising during period					(1,269)		(1,269)
Less reclassification adjustment for					308		308
gains included in net income
Comprehensive income							81

Stock option activity, net	1,424		2				2

Dividend reinvestment plan contributions	6,784		90				90

Cumulative effect of change in accounting principal				(60)			(60)

Share repurchase program	(18,620)					(335)	(335)

Cash dividend ($.345 per share)				(616)			(616)

BALANCE AT SEPTEMBER 30, 2008	1,784,454	$20	$12,873	$20,642	$(770)	$(6,290)	$26,475

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

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

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position will have no material effect on the Corporation’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2.           Income Per Share

 Basic income per share amounts for the three and nine months ended September 30, 2008 and 2007 were computed based on the weighted average number of common shares outstanding during the period. Diluted income per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation for the nine months ended September 30, 2008 and 2007 were 7,614 and 36,838, respectively. Anti-dilutive common stock equivalents that were excluded in the diluted earnings per share calculation for the nine months ended September 30, 2008 and 2007 were 85,157 and 0 respectively.

3.           Assets Pledged

Approximately $71,818,000 and $74,088,000 of marketable debt securities at September 30, 2008 and December 31, 2007, respectively, were pledged by Provident Community Bank, N.A. (the “Bank”) as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.           Contingencies and Loan Commitments

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at September 30, 2008 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$1,140,940
Unadvanced portions of loans and credit lines	56,861,000
Total loan commitments	$58,001,940

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at September 30, 2008 consisted of fixed and adjustable rate loans at rates ranging from 6.5% to 8.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $144,900,000 at September 30, 2008. Of these lines, the outstanding loan balances totaled approximately $88,071,000.

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at September 30,
Name	2008	2007	Rate	Prepayment Option Date	Maturity	Distribution Payment Frequency
Provident Community Bancshares Capital Trust I	4,000,000	4,000,000	7.39%	October 1, 2011	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	4.55%	March 1, 2012	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2008 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$76,381,000	$$11,273,000	$--

Available-for-sale investment securities are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes). The Corporation has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $1,452,000.

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

Forward Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain “forward-looking statements” concerning the future operations of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation’s and the Bank’s market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state laws and regulations. The Corporation provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2007, including in the Risk Factors section of that report, and in its other SEC reports. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets

Total assets of the Corporation decreased $1,359,000, or 0.33%, to $406,282,000 at September 30, 2008 from $407,641,000 at December 31, 2007. Investments and mortgage-backed securities decreased $21,103,000, or 18.98%, from December 31, 2007 to September 30, 2008, as proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans. Net loans increased $23,069,000, or 8.99%, from December 31, 2007 to September 30, 2008, due primarily to growth in commercial real estate and consumer loans partially offset by reductions in residential mortgage and commercial business loans.

Investment and Mortgage-backed Securities

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Municipal Securities	$2,430	$2,292	$3,126	$3,135

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

	September30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities:
U.S. Agency Obligations	$12,466	$12,307	$507	$488
Government Sponsored Enterprises	5,000	4,952	40,457	40,665
Municipal Securities	6,136	6,311	9,296	9,601
Other	12,344	11,273	12,458	12,093
Total Investment Securities	35,946	34,843	62,718	62,847
Mortgage-backed Securities:
Fannie Mae	38,050	37,853	27,511	27,479
Ginnie Mae	13,345	13,491	1,187	1,200
Freddie Mac	665	663	12,860	13,080
Collateralized Mortgage Obligations	832	804	3,492	3,455
Total Mortgage-backed Securities	52,892	52,811	45,050	45,214
Total Available for Sale	$88,838	$87,654	$107,768	$108,061

Loans

Loans increased to $279,556,000 at September 30, 2008 compared to $256,487,000 at December 31, 2007. The Corporation continues to focus on growth of higher yielding consumer loans and specific commercial lending products that minimizes concentration risk to the loan portfolio.

Loans receivable consisted of the following (in thousands):

Mortgage loans:	September 30, 2008	December 31, 2007
Fixed rate residential	$13,499	$16,214
Adjustable-rate residential	7,817	8,775
Commercial real estate	103,160	76,864
Construction	5,057	4,764
Total mortgage loans	129,533	106,617
Commercial loans:
Commercial non-real estate	28,384	32,091
Commercial lines of credit	70,417	72,170
Total commercial loans	98,801	104,261
Consumer loans:
Home equity	17,321	15,185
Consumer and installment	40,500	36,315
Consumer lines of credit	333	346
Total consumer loans	58,154	51,846
Total loans	286,488	262,724
Less:
Undisbursed portion of interim
construction loans	(2,371)	(2,379)
Unamortized loan discount	(404)	(476)
Allowance for loan losses	(4,185)	(3,344)
Net deferred loan origination costs	28	(38)
Total, net	$279,556	$256,487

Weighted-average interest rate of loans	6.14%	7.56%

Liabilities

Total liabilities decreased $521,000 to $379,807,000 at September 30, 2008 from $380,328,000 at December 31, 2007. Deposits increased $3,148,000, or 1.16%, to $273,547,000 at September 30, 2008 from $270,399,000 at December 31, 2007. The overall growth includes an $8,390,000 increase in transaction accounts as a result of a special product promotion, while certificate accounts decreased $4,330,000. The Corporation continues to target lower-cost demand deposit accounts through media advertising and special product promotions.

Deposit accounts were as follows (in thousands):

	September 30, 2008			December 31, 2007
	Rate	Balance	Rate	Rate	Balance	Rate
Account Type
NOW accounts:
Commercial non-interest-bearing	--	$15,656	5.72%	--	$16,568	6.13%
Non-commercial	2.58%	66,564	24.33%	2.14%	56,282	20.81%
Money market checking accounts	2.48%	21,174	7.74%	4.44%	23,160	8.57%
Regular savings	0.62%	12,888	4.72%	0.79%	12,794	4.73%
Total demand and savings deposits	1.99%	116,282	42.51%	2.47%	108,804	40.24%
Time deposits:
Up to 3.00%		37,289	13.63%		5,768	2.13%
3.01%- 4.00%		46,380	16.96%		26,265	9.71%
4.01%- 5.00%		54,982	20.10%		34,988	12.94%
5.01%- 6.00%		18,586	6.79%		94,548	34.97%
6.01%- 7.00%		28	0.01%		26	0.01%
Total time deposits	3.75%	157,265	57.49%	4.67%	161,595	59.76%
Total deposit accounts	3.01%	$273,547	100.00%	3.78%	$270,399	100.00%

At September 30, 2008 and December 31, 2007, the Bank had $70,500,000 and $69,500,000, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):

	September30, 2008		December 31, 2007
Contractual Maturity:	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate
Within one year - adjustable rate	$6,000	3.00%	$5,000	4.88%
After one but within three years - fixed rate	5,000	4.93%	5,000	4.93%
After one but within three years - adjustable rate	--	--%	7,500	5.30%
After three but within five years - adjustable rate	22,000	4.58%	28,000	4.61%
Greater than five years - adjustable rate	37,500	3.89%	24,000	4.10%
Total advances	$70,500	4.10%	$69,500	4.55%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances. Borrowings from the Federal Home Loan Bank (the “FHLB”) increased $1,000,000, or 1.44%, to $70,500,000 at September 30, 2008 from $69,500,000 at December 31, 2007. Securities sold under agreement to repurchase decreased $3,360,000 to $20,771,000 at September 30, 2008 from $24,131,000 at December 31, 2007. Excess funds from deposit growth, the sale and maturation of securities and, to a lesser extent, new borrowings from the Federal Home Loan Bank were used to pay down borrowings.

Shareholders’ Equity

Shareholders’ equity decreased $838,000, or 3.07%, to $26,475,000 at September 30, 2008 from $27,313,000  at December 31, 2007 due primarily to the repurchase of 18,620 shares at a cost of $335,000, dividend payments of $0.345 per share at a cost of $616,000, and a $961,000 increase in unrealized losses on securities available for sale, offset by net income of $1,042,000.

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

At September 30, 2008, the Corporation’s investment in marketable securities totaled $90,084,000, nearly  all of which is available for sale. Approximately $71,818,000 and $74,088,000 of debt securities at September 30, 2008 and December 31, 2007, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $144,900,000 at September 30, 2008. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from September 30, 2008, totaled $115,130,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At September 30, 2008, the Corporation had outstanding $70,500,000 of FHLB borrowings and $20,771,000 of securities sold under agreements to repurchase. At September 30, 2008, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $12,000,000 and the ability to borrow an additional $35,000,000 from the FHLB and secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of September 30, 2008, that the Bank and the Corporation met the capital adequacy requirements to which they are subject.

As of September 30, 2008, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

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

	September 30, 2008

	Actual		Regulatory Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	$	%	$	%	$	%
Leverage ratio
Corporation	33,521	8.26%	16,230	4.00%	n/a	n/a
Bank	36,000	8.88%	16,216	4.00%	20,270	5.00%

Tier 1 capital ratio
Corporation	33,521	10.83%	12,369	4.00%	n/a	n/a
Bank	36,000	11.64%	12,369	4.00%	18,553	6.00%

Total risk-based capital ratio
Corporation	40,626	13.12%	24,737	8.00%	n/a	n/a
Bank	40,186	13.00%	24,737	8.00%	30,921	10.00%

During fiscal 2003, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 98,000 shares, in fiscal 2004, by an additional 5%, or 95,000 shares in fiscal 2005 and by an additional 5%, or 92,000 shares in fiscal 2006. The shares are to be repurchased, either through open market purchases or privately negotiated transactions, depending on market conditions and other factors. Repurchased shares will be held in treasury and will be available for the Corporation’s benefit plans. During the  nine months ended September 30, 2008, the Corporation repurchased 18,620 shares. As of September 30, 2008, the Corporation had repurchased a total of 347,880 shares and had 37,120 shares available for repurchase under these authorizations.

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer’s requests for funding and take the form of  legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $144,900,000 at September 30, 2008. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the period ended September 30, 2008, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Results of operations for the three months ended September 30, 2008 and 2007

General

Net income decreased $421,000, or 57.91%, to $306,000 for the three months ended September 30, 2008 as compared to $727,000 for the same period in 2007. The decrease in net income for the period was due primarily to a compression of the net interest margin caused by declining interest rates along with an increase in the provision for loan losses due to loan growth and the increase in non-performing loans and charge-offs, offset by an increase in non-interest income and a reduction in non-interest expense.

Average Yields and Rates
(dollars in thousands)

	Three Months Ended September30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$276,411	$4,240	6.14%	$239,372	$4,793	8.01%
Mortgage-backed securities	45,984	618	5.38%	29,365	355	4.84%
Investment securities	42,431	608	5.73%	95,016	1,330	5.60%
Other interest-earning assets	9,642	67	2.75%	6,771	96	5.67%
Total interest-earning assets	374,468	5,533	5.91%	370,524	6,574	7.10%
Non-interest-earning assets	33,974			31,146
Total assets	$408,442			$401,670
Interest-bearing liabilities:
Deposits	274,376	2,104	3.07%	261,025	2,469	3.78%
Floating rate junior subordinated deferrable interest debentures	12,372	169	5.48%	12,372	227	7.34%
FHLB advances and other borrowings	91,577	864	3.77%	98,527	1,165	4.73%
Total interest-bearing liabilities	378,325	3,137	3.32%	371,924	3,861	4.15%
Non-interest-bearing liabilities	3,098			3,404
Total liabilities	381,423			375,328
Shareholders’ equity	27,019			26,342
Total liabilities and shareholders’ equity	$408,442			$401,670
Net interest income/spread		$2,396	2.59%		$2,713	2.94%
Net yield on earning assets			2.56%			2.93%

(1) Average balances of loans include non-accrual loans.

Interest Income

Interest income decreased $1,041,000, or 15.84%, to $5,533,000 for the three months ended September 30, 2008 as compared to the same period in 2007. Interest income on loans decreased by 11.54%, or $553,000, to $4,240,000 for the three months ended September 30, 2008 from $4,793,000 for the three months ended September 30, 2007, due to declining market interest rates, offset by higher average balance of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $488,000 for the three months ended September 30, 2008 to $1,293,000 from $1,781,000 during the same period in 2007 due to lower average balances, offset by higher investment yields as a result of a higher concentration of mortgage-backed securities.

Interest Expense

Interest expense decreased $724,000, or 18.75%, to $3,137,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Interest expense on deposit accounts decreased $365,000, or 14.78%, to $2,104,000 for the three months ended September 30, 2008 from $2,469,000 during the same period in 2007 due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts, offset by higher average balances. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $301,000, or 25.84%, for the three months ended September 30, 2008 as compared to the same period in the previous year due to lower market interest rates and, to a lesser extent, lower average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $58,000, or 25.55%, to $169,000 for the three months ended September 30, 2008 from $227,000 during the same period in 2007 due to lower market rates.

Provision for Loan Losses

During the three months ended September 30, 2008, the provision for loan losses was $615,000 as compared to $20,000 for the same period in the previous year due to an increase in nonperforming loans and loans charged-off and loan growth. The provision also reflects the Corporation’s continued movement from longer-term, fixed-rate residential mortgage loans to shorter-term, floating-rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. During the three months ended September 30, 2008, bad debt charge-offs, net of recoveries, were $203,000 as compared to $6,000 for the same period in the previous year. The increase in bad debt charge-offs over the previous year relates to additional write-downs required in the disposition of commercial loans during the three months ended September 30, 2008. Real estate acquired in foreclosure and nonperforming loans increased $8,132,000 from $3,394,000 at September 30, 2007 to $11,526,000 at September 30, 2008. The increase in nonperforming loans over the previous year related primarily to four commercial real estate relationships that have be affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner. Specific reserves for nonperforming loans at September 30, 2008 were $1,309,000 compared to $252,000 for nonperforming loans at September 30, 2007. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process.

Non-Interest Income

Total non-interest income increased $280,000, or 35.81%, to $1,062,000 for the three months ended September 30, 2008 from $782,000 for the same period in the previous year, primarily due to a gain in the sale of securities, along with an increase in fees for financial services. During the quarter ended September 30, 2008 the Corporation sold approximately $15.8 million in investment securities at a gain of $218,000 to fund growth in higher-yielding loans. Fees from financial services increased $63,000, or 8.29%, to $823,000 for the three months ended September 30, 2008 from $760,000 for the same period in the previous year as a result of an increase in transaction accounts.

Non-Interest Expense

For the three months ended September 30, 2008, total non-interest expense decreased $49,000, or 1.96%, to $2,456,000 from $2,505,000 for the same period in 2007. Compensation and employee benefits decreased $186,000, or 14.17%, to $1,127,000 for the three months ended September 30, 2008 from $1,313,000 for the same period in 2007 due primarily to reductions in accrued incentive compensation expense and reductions in employee pension benefits costs, offset by higher compensation costs from normal merit salary increases. Deposit insurance premiums expense increased $22,000, or 275.00%, to $30,000 for the three months ended September 30, 2008 from $8,000 for the same period in 2007, due to higher FDIC premium assessments as a result of a one-time assessment credit under the Federal Insurance Reform Act becoming fully amortized. Professional services expense decreased $11,000, or 12.22%, to $79,000 for the three months ended September 30, 2008 from $90,000 for the same period in 2007, due to lower legal expenses. Advertising/public relations expense increased $8,000, or 22.22%, to $44,000 for the three months ended September 30, 2008 from $36,000 for the same period in 2007 due primarily to higher deposit product and promotion expenses. Loan operations expense decreased $10,000, or 20.83%, to $38,000 for the three months ended September 30, 2008 from $48,000 for the same period in 2007, due primarily to lower costs associated with loan foreclosures. Items processing expense increased $18,000, or 33.96%, to $71,000 for the three months ended September 30, 2008 from $53,000 for the same period in 2007, due primarily to an increase in transaction accounts. Other expense increased $92,000, or 46.70%, to $289,000 for the three months ended September 30, 2008 from $197,000 for the same period in 2007, due primarily to higher costs associated with deposit account charge-offs and higher printing and postage costs.

Results of operations for the nine months ended September 30, 2008 and 2007

General

Net income decreased $935,000, or 47.29%, to $1,042,000 for the nine months ended September 30, 2008 as compared to $1,977,000 for the same period in 2007. The decrease in net income for the period was due primarily to a compression of the net interest margin caused by declining interest rates along with an increase in the provision for loan losses due to loan growth and the increase in non-performing loans and charge-offs, offset by an increase in non-interest income and a reduction in non-interest expense.

Average Yields and Rates
(dollars in thousands)

	Nine Months Ended September 30,
	2008			2007

	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$272,961	$13,240	6.47%	$237,503	$14,373	8.07%
Mortgage-backed securities	49,630	1,981	5.32%	26,895	951	4.71%
Investment securities	46,879	1,943	5.53%	94,421	3,833	5.41%
Other interest-earning assets	7,282	244	4.45%	7,140	297	5.55%
Total interest-earning assets	376,752	17,408	6.16%	365,959	19,454	7.09%
Non-interest-earning assets	32,502			30,361
Total assets	$409,254			$396,320
Interest-bearing liabilities:
Deposits	273,193	6,784	3.31%	260,728	7,254	3.71%
Floating rate junior subordinated deferrable interest debentures	12,372	554	5.96%	12,372	673	7.25%
FHLB advances and other borrowings	93,348	2,708	3.87%	93,709	3,332	4.74%
Total interest-bearing liabilities	378,913	10,046	3.54%	366,809	11,259	4.09%
Non-interest-bearing liabilities	3,001			2,963
Total liabilities	381,914			369,772
Shareholders’ equity	27,340			26,548
Total liabilities and shareholders’ equity	$409,254			$396,320
Net interest income/spread		$7,362	2.63%		$8,195	3.00%
Net yield on earning assets			2.61%			2.99%

(1) Average balances of loans include non-accrual loans.

Interest Income

Interest income decreased $2,046,000, or 10.52%, to $17,408,000 for the nine months ended September 30, 2008 as compared to the same period in 2007. Interest income on loans decreased by 7.88%, or $1,133,000, to $13,240,000 for the nine months ended September 30, 2008 from $14,373,000 for the nine months ended September 30, 2007, due to declining market interest rates, offset by higher average balance of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $913,000 for the nine months ended September 30, 2008 to $4,168,000 from $5,081,000 during the same period in 2007 due to lower average balances, offset by higher investment yields as a result of a higher concentration of mortgage-backed securities.

Interest Expense

Interest expense decreased $1,213,000, or 10.77%, to $10,046,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Interest expense on deposit accounts decreased $470,000, or 6.48%, to $6,784,000 for the nine months ended September 30, 2008 from $7,254,000 during the same period in 2007 due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposit to transaction accounts, offset by higher average balances. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $624,000, or 18.73%, for the nine months ended September 30, 2008 as compared to the same period in the previous year due to lower market interest rates. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $119,000, or 17.68%, to $554,000 for the nine months ended September 30, 2008 from $673,000 during the same period in 2007 due to lower market rates.

Provision for Loan Losses

During the nine months ended September 30, 2008, the provision for loan losses was $1,290,000 as compared to $265,000 for the same period in the previous year due to an increase in nonperforming loans and loans charged-off and loan growth. The provision also reflects the Corporation’s continued movement from longer-term, fixed-rate residential mortgage loans to shorter-term, floating-rate consumer and commercial real estate loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. During the nine months ended September 30, 2008, bad debt charge-offs, net of recoveries, was $449,000 as compared to $64,000 for the same period in the previous year. The increase in bad debt charge-offs over the previous year relates to additional write-downs required in the disposition of commercial loans during the nine months ended September 30, 2008. The Corporation’s loan loss allowance at September 30, 2008 was approximately 1.47% of the Corporation’s outstanding loan portfolio and 36.30% of non-performing loans compared to 1.28% of the Corporation’s outstanding loan portfolio and 88.37% of non-performing loans at December 31, 2007.

The changes in the allowance for loan losses consisted of the following (in thousands):

Balance at beginning of period	$3,344
Provision for loan losses	1,290
Charge-offs, net	(449)
Balance at end of period	$4,185

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2008	December 31, 2007

Non-accruing loans which are contractually past due 90 days or more:

Residential real estate	$141	$356
Commercial	10,399	2,445
Consumer	986	171
Total non-accruing loans	11,526	2,972

Real estate acquired through foreclosure and repossessed assets	88	856
Total non-performing assets	$11,614	$3,828

Percentage of loans receivable	4.05%	1.49%

Percentage of allowance for loan losses to total loans outstanding	1.47%	1.28%

Allowance for loan losses	$4,185	$3,344

Non-performing assets increased $7,786,000 to $11,614,000 at September 30, 2008, or 2.86% of total assets, as compared to $3,828,000 or 0.94% of total assets, at December 31, 2007. Loans made to three residential real estate developers with total exposure of $6.7 million as of September 30, 2008 represent 78% of the commercial real estate non-performing balance as of this date. Loans made for two residential real estate building lots with total exposure of $502,000 as of September 30, 2008 represent 51% of the consumer non-performing balance as of this date. The current downturn in the residential housing market is the primary factor leading to the deterioration in these loans. This increase in non-performing loans was offset by an $828,000 decline in other real estate owned due to the disposition of properties during the first quarter of 2008. Management has allocated specific reserves to these and other non-accrual loans that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. These additional reserves are based on management’s evaluation of a number of factors including the estimated value of the collateral supporting each of these loans. Management believes that the combination of specific reserves in the allowance for loan losses and established impairment of these loans will be adequate to account for the current risk associated with these loans as of September 30, 2008.

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

Non-Interest Income

Total non-interest income increased $479,000, or 20.67%, to $2,796,000 for the nine months ended September 30, 2008 from $2,317,000 for the same period in the previous year. Fees from financial services increased $77,000, or

3.42%, to $2,330,000 for the nine months ended September 30, 2008 from $2,253,000 for the same period in the previous year. The increase was due to higher deposit service fees as a result of an increase in transaction accounts, offset by lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes. Gain on sale of investments were $396,000 for the nine months ended September 30, 2008 as the  Corporation sold approximately $22.7 million in investment securities in order to improve  yield spreads and to fund growth in higher-yielding loans.

Non-Interest Expense

For the nine months ended September 30, 2008, total non-interest expense decreased $129,000, or 1.68%, to $7,528,000 from $7,657,000 for the same period in 2007. Compensation and employee benefits decreased $48,000, or 1.27%, to $3,728,000 for the nine months ended September 30, 2008 from $3,776,000 for the same period in 2007 due primarily to reductions in accrued incentive compensation expense and reductions in employee pension benefits costs, offset by higher compensation costs from normal merit salary increases. Occupancy and equipment expense decreased $27,000, or 1.42%, to $1,875,000 for the nine months ended September 30, 2008 from $1,902,000 for the same period in 2007 due primarily to the closing of a banking center in the previous year. Deposit insurance premiums expense increased $23,000, or 104.55%, to $45,000 for the nine months ended September 30, 2008 from $22,000 for the same period in 2007, due to higher FDIC premium assessments as a result of a one-time assessment credit under the Federal Insurance Reform Act becoming fully amortized. Professional services expense decreased $34,000, or 10.76%, to $282,000 for the nine months ended September 30, 2008 from $316,000 for the same period in 2007, due to lower legal expenses. Advertising/public relations expense decreased $17,000, or 8.37%, to $186,000 for the nine months ended September 30, 2008 from $203,000 for the same period in 2007 due primarily to lower product and promotion expenses. Intangible amortization expense decreased $63,000, or 16.80%, to $312,000 for the nine months ended September 30, 2008 from $375,000 for the same period in 2007, due to deposit premiums related to branch acquisitions becoming fully amortized. Items processing expense increased $23,000, or 14.02%, to $187,000 for the nine months ended September 30, 2008 from $164,000 for the same period in 2007, due primarily to higher costs associated with an increase in transaction accounts.

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

There has been no change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the quarter that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item  2.              Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Corporation during the third quarter of 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as part of Publicly Announced Programs	(d) Maximum Number of Shares that may be purchased under Program
July 1, 2008 through July 31, 2008	--	--	--	38,820
August 1, 2008 through August 31, 2008	--	--	--	38,820
September 1, 2008 through September 30, 2008	1,700	$11.29	1,700	37,120
Total	1,700	$11.29	1,700	N/A

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

PROVIDENT COMMUNITY BANCSHARES, INC. (Registrant)
Date: November 7, 2008	By: /s/ Dwight V. Neese Dwight V. Neese, President and Chief Executive Officer
Date: November 7, 2008	By: /s/ Richard H. Flake Richard H. Flake, Executive Vice President and Chief Financial Officer