Form 10-K
period 2008-12-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2009-03-26
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 1-5735

Provident Community Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	57-1001177
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

2700 Celanese Road, Rock Hill, South Carolina	29732
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (803) 325-9400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked price on June 30, 2008, which is the last day of the registrant’s second fiscal quarter, was approximately $15,562,306 (1,596,134 shares at $9.75 per share).  Solely for this calculation it is assumed that directors and executive officers are affiliates of the registrant.

As of March 4, 2009, there were 1,788,310 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders (Part III).

INDEX

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

Competition

The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial and consumer loans.  Its most direct competition for savings deposits historically has been derived from other commercial banks and thrift institutions located in and around Union, Laurens, Fairfield, Greenville and York Counties, South Carolina.  As of June 30, 2008, according to information presented on the Federal Deposit Insurance Corporation’s website, the Corporation held 40.45% of the deposits in Union County, which was the second largest share of deposits out of four financial institutions in the county.  Additionally, the Corporation held 25.19% of the deposits in Fairfield County, which was the third largest out of four financial institutions in the county, 5.96% of the deposits in Laurens County, which was the sixth largest share of deposits out of eight financial institutions in the county and 2.29% of the deposits in York County, which was the tenth largest out of 15 financial institutions in that county. The Corporation’s Greenville County location was established in March 2006 and therefore, did not have a significant level of deposits.  However, the Corporation competes with super-regional banks, such as BB&T and SunTrust, and large regional banks, such as First-Citizens Bank and Trust Company of South Carolina and Carolina First Bank.  These competitors have substantially greater resources and lending limits than does the Corporation and offer services that the Corporation does not provide.  The Bank faces additional significant competition for investor funds from money market instruments and mutual funds.  It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

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

Lending Activities

General.   Set forth below is selected data relating to the composition of the Bank’s loan portfolio on the dates indicated (dollars in thousands).

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$20,235	7.26%	$24,989	9.74%	$29,482	12.71%	$36,560	18.99%	$43,556	25.46%
Commercial	110,589	39.68	76,864	29.97	62,450	26.93	45,665	23.71	43,351	25.34
Construction loans	5,867	2.11	4,764	1.86	5,787	2.50	4,842	2.51	3,823	2.23
Total real estate loans	136,691	49.05	106,617	41.57	97,719	42.14	87,067	45.21	90,730	53.03
Consumer and installment loans	57,002	20.45	51,846	20.21	46,136	19.90	39,876	20.71	30,826	18.02
Commercial loans	94,012	33.74	104,261	40.65	93,562	40.35	70,668	36.70	54,796	32.02
Total loans	287,705	103.24	262,724	102.43	237,417	102.39	197,611	102.62	176,352	103.07
Less:
Undisbursed loans in process	(1,926)	(0.69)	(2,379)	(0.93)	(2,238)	(0.97)	(1,980)	(1.03)	(2,363)	(1.38)
Loan discount unamortized	(383)	(0.14)	(476)	(0.18)	(607)	(0.26)	(764)	(0.40)	(993)	(0.58)
Allowance for loan losses	(6,778)	(2.43)	(3,344)	(1.30)	(2,754)	(1.19)	(2,394)	(1.24)	(2,026)	(1.18)
Deferred loan fees	47	0.02	(38)	(0.02)	68	0.03	104	0.05	124	0.07
Net loans receivable	$278,665	100.00%	$256,487	100.00%	$231,886	100.00%	$192,577	100.00%	$171,094	100.00%

The following table sets forth, at December 31, 2008, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands).  Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

	Due Within One Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Real estate loans:
Residential loans	$42	$1,531	$18,662	$20,235
Commercial loans	27,699	57,233	25,657	110,589
Construction loans (1)	5,867	—	—	5,867
Consumer and installment loans	5,110	33,608	18,284	57,002
Commercial loans	49,747	33,464	10,801	94,012
Total	$88,465	$125,836	$73,404	$287,705

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

The following table sets forth, at December 31, 2008, the dollar amount of loans due after December 31, 2008 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

	Fixed	Adjustable	Total

Real estate loans:
Residential loans	$12,748	$7,445	$20,193
Commercial loans	61,407	21,483	82,890
Consumer and installment loans	23,073	28,819	51,892
Commercial loans	28,303	15,962	44,265
Total	$125,531	$73,709	$199,240

Real Estate Loans. The Bank originates residential mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. At December 31, 2008, $20.2 million, or 7.3% of the Corporation’s net loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal, excluding construction loans).

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

The Bank offers a full complement of mortgage lending products with both fixed and adjustable rates.  Due to the nature of the Bank’s marketplace, only a small percentage of residential loans are adjustable-rate mortgage loans (“ARMs”). The Bank offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan.  At December 31, 2008, the Bank had approximately $7.4 million of ARMs, or 2.7% of the Bank’s total loans receivable. At December 31, 2008, $12.8 million, or 4.6%, of the Bank’s loan portfolio consisted of long-term, fixed-rate residential real estate loans.

Net interest income depends to a large extent on how successful the Bank is in “matching” interest-earning assets and interest-bearing liabilities.  The Corporation has taken steps to reduce its exposure to rising interest rates.  For a discussion of these steps, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commercial real estate loans constituted approximately $110.6 million, or 39.7%, of the Bank’s net loan portfolio at December 31, 2008. Commercial real estate loans consist of permanent loans secured by multi-family loans, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties.  Commercial real estate loans are originated and purchased for inclusion in the Bank’s portfolio. These loans generally have 20 to 30-year amortization schedules and are callable or have balloon payments after five years. Typically, the loan documents provide for adjustment of the interest rate every one to three years.  Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

Loans secured by multi-family and commercial real estate properties may involve greater risk than single-family residential loans.  Such loans generally are substantially larger than single-family residential loans.  Further, the payment experience on loans secured by commercial properties typically depends on the successful operation of the properties, and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Our largest commercial real estate loan relationship was a $5.7 million loan secured by commercial real estate including land and buildings located in Rock Hill, South Carolina. This loan was performing according to its original terms at December 31, 2008.

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

At December 31, 2008, the Bank had approximately $5.9 million outstanding in construction loans, including approximately $1.9 million in undisbursed proceeds. Substantially all of these loans were secured by one- to four-family residences.

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

Commercial Loans. Commercial business loans are made primarily in our market area to small businesses through our branch network. Each county location of the branch network has an experienced commercial lender that is responsible for the generation of this product. In selective cases, we will enter into a loan participation within our market area to purchase a portion of a commercial loan that meets the Bank’s underwriting criteria. We offer secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal and are payable on loans not in default, subject to annual review and renewal. When making commercial loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.  A commercial loan generally is secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and generally are supported by personal guarantees.  Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.  Our largest commercial real estate loan relationship was a $5.7 million loan secured by commercial real estate including land and buildings located in Rock Hill, South Carolina. This loan was performing according to its original terms at December 31, 2008.

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

Loan Originations, Purchases and Sales.  During fiscal 2001, we phased out broker loan purchases and originations and reduced our mortgage lending operations to provide an increased capital allocation for consumer and commercial lending. Consequently, the Bank did not securitize any loans in either the 2008 or 2007 fiscal years.  The Bank does not have any current plans to sell a large volume of loans, other than fixed-rate mortgage loans it originates through its retail branch network. The Bank purchases participation interests in loans originated by other institutions. The Bank had total purchases of participation interests of $13.5 million in fiscal 2008. These participation interests are primarily on commercial properties and carry either a fixed or adjustable interest rate. The Bank performs its own underwriting analysis on each of its participation interests before purchasing such loans and therefore believes there is no greater risk of default on these obligations. However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates, including any annual financial statements provided by a borrower. Additionally, the Bank receives periodic updates on the loan from the lead lender.

The following table sets forth the Bank’s loan origination activity for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2007	2006
Loans originated:
Real estate loans:
Residential loans	$3,504	$5,338	$6,644
Construction loans	1,556	–	945
Commercial loans	33,725	14,414	16,785
Total mortgage loans originated	38,785	19,752	24,374
Consumer and installment loans	20,769	17,924	18,371
Commercial loans	30,055	45,449	40,568
Total loans originated	$89,609	$83,125	$83,313

Loan participations purchased	$13,550	$27,636	$22,085
Loan participations sold	$1,000	$2,000	$970

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

Non-performing assets were $16.7 million and $3.8 million at December 31, 2008 and December 31, 2007, respectively.

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated (dollars in thousands).  The Bank did not have any trouble debt restructurings at the dates presented.

	At December 31,
	2008	2007	2006	2005	2004

Real estate	$389	$356	$459	$461	$217
Commercial	13,345	2,445	631	436	142
Consumer	2,267	171	205	349	391
Total	16,001	2,972	1,295	1,246	750

Accruing loans which are contractually past due 90 days or more	–	–	–	–	–
Real estate owned, net	667	856	148	224	364
Total non-performing assets	$16,668	$3,828	$1,443	$1,470	$1,114

Percentage of non-performing assets to loans receivable, net	5.98%	1.49%	0.62%	0.76%	0.65%

Interest income that would have been recorded for the year ended December 31, 2008 had non-accruing loans been current in accordance with their original terms amounted to approximately $715,000. There was no interest included in interest income on such loans for the year ended December 31, 2008. Other than disclosed in the table above, there are no other loans at December 31, 2008 that management has serious doubts about the ability of borrowers to comply with present loan payment terms.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2008	2007	2006	2005	2004

Balance at beginning of year	$3,344	$2,754	$2,394	$2,026	$2,383
Loans charged off:
Real estate	(28)	–	(25)	(75)	(62)
Commercial	(783)	(668)	(141)	(302)	(1,740)
Consumer	(65)	(45)	(74)	(195)	(40)
Total charge-offs	(876)	(713)	(240)	(572)	(1,842)
Recoveries:
Real estate	23	13	44	35	22
Commercial	45	218	66	26	192
Consumer	32	6	20	10	21
Total recoveries	100	237	130	71	235
Net charge-offs	(776)	(476)	(110)	(501)	(1,607)
Provision for loan losses (1)	4,210	1,066	470	869	1,250
Balance at end of year	$6,778	$3,344	$2,754	$2,394	$2,026

Ratio of net charge-offs to average gross loans outstanding during the period	0.28%	0.20%	0.05%	0.27%	0.91%

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

The Bank experienced bad debt charge-offs, net of recoveries, of approximately $776,000 for fiscal 2008 compared to $476,000 for fiscal 2007. The increase in bad debt charge-offs over the previous year relates to additional write-downs required in the disposition of commercial real estate loans. The allowance for loan losses to total loans ratio at the end of fiscal 2008 was 2.36% compared to 1.28% at the end of fiscal 2007.

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

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Real estate	$3,068	47.51%	$1,297	40.58%	$993	41.16%	$975	44.06%	$984	51.45%
Commercial	2,110	32.68	1,268	39.68	956	39.41	447	20.18	335	17.48
Consumer	1,280	19.81	630	19.74	471	19.43	792	35.76	594	31.07
Unallocated	320	N/A	149	N/A	334	N/A	180	N/A	113	N/A
Total allowance for loan losses	$6,778	100.00%	$3,344	100.00%	$2,754	100.00%	$2,394	100.00%	$2,026	100.00%

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

The Corporation considers all non-accrual loans to be impaired. Therefore, at December 31, 2008, loans classified as impaired under FASB 114 totaled $16.0 million and carried a specific reserve of $3.5 million. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral.

Investment Activities

The following table sets forth the Corporation’s investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

	At December 31,
	2008		2007		2006
Available for sale:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Investment securities:
U.S. Agency obligations	$6	0.01%	$488	0.45%	$500	0.42%
Government Sponsored Enterprises	28,230	28.11	40,665	37.63	72,638	61.04
Municipal securities	6,358	6.33	9,601	8.88	10,970	9.22
Trust Preferred securities	8,392	8.36	12,093	11.20	14,644	12.31
Total investment securities	42,986	42.81	62,847	58.16	98,752	82.99
Mortgage-backed and related securities	57,432	57.19	45,214	41.84	20,251	17.01
Total	$100,418	100.00%	$108,061	100.00%	$119,003	100.00%

	At December 31,
	2008		2007		2006
Held to maturity:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Municipal securities	$2,430	100.00%	$3,126	100.00%	$3,182	100.00%

The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to thirty years. The Corporation decreased its level of investment securities from the previous year as proceeds from the sale and maturation of investment securities were used to fund growth in higher-yielding loans. The Corporation increased its level of mortgage-backed securities by $12.2 million to $57.4 million with reductions in municipal and government sponsored enterprises securities due to cash flow liquidity generated with the securities along with lower risk weights required for risk-based capital.

The Corporation purchases mortgage derivative securities in the form of collateralized mortgage obligations (“CMOs”) issued by U.S. government agencies or corporations.  While these securities possess minimal credit risk due to the Federal guarantee of collection on the underlying mortgages, they possess liquidity and interest rate risk.  The amortized cost of the CMOs at December 31, 2008 was approximately $809,000 with a fair value of $595,000.

The Corporation has in the past purchased trust preferred corporate securities, both fixed-rate and adjustable-rate, with maturities up to thirty years. Trust preferred securities are issued by financial institutions through a pooled trust preferred capital offering. Because of the current trading dislocations in the debt markets, the traditional methods of market quotes have become unreliable. FASB 115 permits the use of reasonable management judgment regarding the probability of collecting all projected cash flows generated by the financial instrument. The market values of the corporate pooled securities were calculated based on cash flow collection probability. Securities were tested for other than temporary impairment by comparing the cash reserves in these pools to the principal balances that have been reported in default. Currently, cash reserves on all pools do not warrant other than temporary impairment adjustments to these items. The amortized cost of the trust preferred securities at December 31, 2008 was approximately $12.3 million with a fair value of $8.4 million. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

           The following table sets forth at amortized cost (held to maturity) and market value (available for sale) the maturities and weighted average yields* of the Corporation’s investment and mortgage-backed securities portfolio at December 31, 2008 (dollars in thousands):

	Amount Due or Repricing within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for Sale:
Investment securities:
U.S. Agency obligations	$—	—%	$6	8.07%	$—	—%	$—	—%	$6	8.07%
Government sponsored enterprises (1)	3,000	6.60	—	—	5,018	5.75	20,212	6.03	28,230	6.04
Municipal securities	252	5.00	456	4.55	431	4.63	5,219	4.83	6,358	4.81
Corporate securities	6,445	4.86	—	—	—	—	1,947	7.00	8,392	5.35
Total investment securities	9,697	5.40	462	4.59	5,449	5.66	27,378	5.87	42,986	5.73
Mortgage-backed and related securities	2,834	2.64	2,261	3.05	67	5.45	52,270	5.76	57,432	5.50
Total available for sale	$12,531	4.78	$2,723	3.31	$5,516	5.66	$79,648	5.80	$100,418	5.60

Held to Maturity:

Municipal securities	$—	—%	$—	—%	$—	—%	$2,430	4.26%	$2,430	4.26%

(1)The following GSE issuers exceed 10% of shareholders’ equity at 12/31/08.

Issuer	Book Value	Market Value
Federal Home Loan Bank (FHLB)	$5,000	$5,018
Freddie Mac (FHLMC)	20,441	20,743
	$25,441	$25,761
*The weighted average yield is based upon the cost value and the total income received of the instrument.  The weighted average yield on tax-exempt securities is not presented on a tax-equivalent basis.

At December 31, 2008, approximately $5.1 million of mortgage-backed securities were adjustable-rate securities.

Deposits and Borrowings

General deposits are the major source of our funds for lending and other investment purposes.  In addition to deposits, we derive funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be influenced significantly by general market interest rates and money market conditions. During 2008, the Bank experienced a net increase in deposits of approximately $36.4 million due to various deposit promotion programs with continued emphasis on increasing core deposits. The Bank used the excess funds from its decrease in its level of investment securities to support the remaining growth experienced in fiscal 2008.

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

The following table sets forth the time deposits of the Bank classified by rates as of the dates indicated (in thousands):

	At December 31,
	2008	2007	2006

Up to 2.0%	$13,254	$228	$1,909
2.01% to 4.0%	107,641	31,805	37,139
4.01% to 6.0%	66,143	129,536	111,029
6.01% to 8.0%	28	26	25

Total time deposits	$187,066	$161,595	$150,102

The following table sets forth the maturities of time deposits at December 31, 2008 (in thousands):

Amount

Within three months	$32,243
After three months but within six months	38,367
After six months but within one year	71,294
After one year but within three years	43,060
After three years but within five years	2,102
Total	$187,066

Certificates of deposit with maturities of less than one year increased to $141.9 million at December 31, 2008 from $134.8 million at December 31, 2007.  Historically, we have been able to retain a significant amount of deposits as they mature.  In addition, we believe that we can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2008 (in thousands).  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Amount

Three months or less	$12,918
Over three through six months	15,368
Over six months through twelve months	28,556
Over twelve months	18,088
Total jumbo certificates	$74,930

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

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

	At December 31,
	2008	2007	2006

Balance outstanding at end of period:
FHLB advances	$69,500	$69,500	$70,000
Other borrowings	31,377	36,503	40,905

Weighted average rate paid on:
FHLB advances	4.16%	4.55%	4.81%
Other borrowings	3.08%	4.92%	5.44%

	At or For the Year Ended December 31,
	2008	2007	2006

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$77,500	$85,250	$81,500
Other borrowings	35,761	51,547	47,413

Approximate average borrowings outstanding:
FHLB advances	70,107	66,893	59,481
Other borrowings	34,389	40,932	43,553

Approximate weighted average rate paid on:
FHLB advances	4.23%	4.77%	5.06%
Other borrowings	3.73%	5.35%	5.72%

At December 31, 2008, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $12.2 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.  At December 31, 2008, the Bank had unused lines of credit for longer term advances totaling $15.0 million.

Subsidiary Activities

Under OCC regulations, the Bank generally may invest in operating subsidiaries, which may engage in activities permissible for the Bank itself.  The Bank currently holds Provident Financial Services, Inc. as a non-active subsidiary.

Provident Community Bancshares maintains two subsidiaries other than the Bank. In fiscal year 2006, Provident Community Bancshares Capital Trust I and Capital Trust II were established as capital trusts under Delaware law to issue trust preferred securities.  Provident Community Bancshares Capital Trust I issued trust preferred securities on July 21, 2006 while Capital Trust II issued trust preferred securities on December 15, 2006.

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

At December 31, 2008, the Bank met each of its capital requirements.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For 2008, assessments ranged from five to forty-three basis points of assessable deposits.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC has adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The FDIC has proposed further refinements to its risk-based assessment that would be effective April 1, 2009 and would effectively make the range eight to 77 1/2 basis points.  The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012.  The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank and Provident Community Bancshares opted to participate in the unsecured debt guarantee program.

Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits.

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

Loans to One Borrower.  National banks are subject to limits on the amount that they may lend to single borrowers.  Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital).  An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  At December 31, 2008, the Bank’s limit on loans to one borrower was $5.7 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $5.7 million.

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

Assessments.  National banks are required to pay assessments to the OCC to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed based upon the national bank’s (including consolidated subsidiaries) total balance sheet assets and financial condition.  The OCC assessments paid by the Bank for the fiscal year ended December 31, 2008 totaled $100,000.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.4 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $44.4 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2008 of $3.9 million.

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

Our level of non-performing loans and classified assets expose us to increased lending risks.  Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At December 31, 2008, our non-performing loans totaled $16.0 million, representing 5.6% of total loans.  Total loans that we have classified as impaired, substandard or special mention including our non-performing loans totaled $36.1 million, representing 12.5% of total loans. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans.  In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers.  Finally, we also consider many qualitative factors, including general and economic business conditions, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid.  Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors.  Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At December 31, 2008, our allowance for loan losses as a percentage of total loans was 2.36%.  Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our increased emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2008, 39.7% of our loan portfolio consisted of commercial real estate loans and 33.7% of our loan portfolio consisted of commercial business loans.  We have increased our emphasis on these types of loans since we converted to a national bank charter in July 2003.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The unseasoned nature of a significant portion of our commercial loan portfolio may result in errors in judging its collectibility, which may lead to additional loan charge-offs and provisions for loan losses, which would hurt our profits.

Our commercial loan portfolio, which includes loans secured by commercial real estate as well as business assets, has increased from $98.1 million, or 55.7% of total loans, at December 31, 2004 to $204.6 million, or 71.1% of total loans, at December 31, 2008.  A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern with which to judge future collectibility.  These loans have also not been subjected to unfavorable economic conditions.  As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.  Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans.  Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis that those incurred with our residential mortgage loan portfolio.

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

Program may make our common stock less attractive of an investment.

On March 6, 2009, the United States Department of the Treasury (the “Treasury”) purchased newly issued shares of our preferred stock as part of the Troubled Asset Relief Program (TARP) Capital Purchase Program.  As part of this transaction, we agreed to not increase the dividend paid on our common stock and to not repurchase shares of our common stock for a period of three years.  These capital management devices contribute to the attractiveness of our common stock and limitations and prohibitions on such activities may make our common stock less attractive to investors.

The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.

As part of our participation in the TARP Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  The recently enacted American Recovery and Reinvestment Act of 2009 provides more stringent limitations on severance pay and the payment of bonuses to certain officers and highly compensated employees.  To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

The exercise of the warrant by Treasury will dilute existing stockowners’ ownership interest and may make it more difficult for us to take certain actions that may be in the best interests of shareholders.

In addition to the issuance of preferred shares, we also granted the Treasury a warrant to purchase 179,110 shares of common at a price of $7.76 per share.  If the Treasury exercises the entire warrant, it would result in a significant dilution to the ownership interest of our existing stockholders and dilute the earnings per share value of our common stock.  Further, if the Treasury exercises the entire warrant, it will become the largest shareholder of the Company.  The Treasury has agreed that it will not exercise voting power with regard to the shares that it acquires by exercising the warrant.  However, Treasury’s abstention from voting may make it more difficult for us to obtain shareholder approval for those matters that require a majority of total shares outstanding, such as a business combination involving the Company.

The terms governing the issuance of the preferred stock to Treasury may be changed, the effect of which may have an adverse effect on our operations.

The Securities Purchase Agreement that we entered into with the Treasury provides that the Treasury may unilaterally amend any provision of the agreement to the extent required to comply with any changes in applicable federal statutes that may occur in the future.  The American Recovery and Reinvestment Act of 2009 placed more stringent limits on executive compensation for participants in the TARP Capital Purchase Program and established a requirement that compensation paid to executives be presented to shareholders for a “non-binding” vote.  Further changes in the terms of the transaction may occur in the future.  Such changes may place further restrictions on our business or results of operation, which may adversely affect the market price of our common stock.

Our inability to raise capital at attractive rates may restrict our ability to redeem the preferred stock we issued, which may lead to a greater cost of that investment.

The terms of the preferred stock issued to the Treasury provide that the shares pay a dividend at a rate of 5% per year for the first five years after which time the rate will increase to 9% per year.  It is our current goal to repay the Treasury before the date of the increase in the dividend rate on the preferred stock.  However, our ability to repay the Treasury will depend on our ability to raise capital, which will depend on conditions in the capital markets at that time, which are outside of our control.  We can give no assurance that we will be able to raise additional capital or that such capital will be available on terms more attractive to us than the Treasury’s investment.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  According to the Federal Deposit Insurance Corporation, as of June 30, 2008, we held 8.47% of the deposits in Fairfield, Laurens, Union and York Counties, in South Carolina, which was the third largest market share of deposits out of the 19 financial institutions that held deposits in these counties.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

If the value of real estate in northwestern South Carolina were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

Recent declines in the housing market have resulted in declines in real estate values in our market area. With most of our loans concentrated in northwestern South Carolina, a continued decline in local economic conditions or real estate values could adversely affect the value of the real estate collateral securing our loans.  Further declines in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans.  Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits.  Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.  Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

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

Future FDIC Assessments Will Hurt Our Earnings

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to 20 basis points of insured deposits as of June 30, 2009.  The assessment will be collected on September 30, 2009.  The special assessment will negatively impact the Corporation’s earnings and the Corporation expects that the special assessment will amount to approximately $645,000. In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures.  Any additional emergency special assessments imposed by the FDIC will further hurt the Corporation’s earnings.

Additionally, the Federal Deposit Insurance Corporation increased the assessment rates for deposits by seven basis points for the first quarter of 2009.  The FDIC has the authority to further increase insurance assessments, which would have an adverse impact on our non-interest expenses and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation owns two banking offices and an operations center in Union, South Carolina, two banking offices in Winnsboro, South Carolina, two banking offices in Rock Hill, South Carolina and a banking office in each of Laurens, Jonesville and Simpsonville, South Carolina.  The net book value of the Corporation’s investment in premises and equipment totaled approximately $5.8 million at December 31, 2008.  See Note 4 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Provident Community Bancshares, Inc.’s common stock is listed on the Nasdaq Global Market under the symbol PCBS. As of March 4, 2009, there were 683 shareholders of record and 1,788,310 shares of common stock issued and outstanding.

The following table contains the range of high and low sales prices of Provident Community Bancshares’ common stock as reported by the Nasdaq Global Market and per share dividend as declared during each quarter of the last two calendar years.

Calendar
Year 2008	High	Low	Dividend

Fourth Quarter	$10.00	$7.25	$0.115
Third Quarter	$11.77	$6.44	$0.115
Second Quarter	$17.75	$9.75	$0.115
First Quarter	$19.19	$17.25	$0.115

Calendar
Year 2007	High	Low	Dividend

Fourth Quarter	$21.24	$19.00	$0.115
Third Quarter	$21.24	$19.00	$0.115
Second Quarter	$21.20	$19.63	$0.115
First Quarter	$21.04	$19.40	$0.110

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

As part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.03 per share, without prior approval by the Treasury.

Purchases of Equity Securities By Issuer

The following table provides certain information with regard to shares repurchased by the Corporation in the 4th Quarter of fiscal 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2008 through October 31, 2008	—	—	—	37,120

November 1, 2008 through November 30, 2008	1,086	$9.00	1,086	36,034

December 1, 2008 through December 31, 2008	—	—	—	36,034

Total	1,086	$9.00	1,086	N/A

In May 2005, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of the outstanding shares or 98,000 shares. In August 2006, the program was expanded by an additional 5% or 92,000 shares. The repurchase program will continue until it is completed or terminated by the Board of Directors. However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Repurchase Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase repurchase any shares of its common stock, without the prior approval of the Treasury.

Item 6. Selected Financial Data

	Years Ended December 31,
	2008		2007	2006	2005	2004
Operations Data:
Interest income		$22,785	$26,009	$23,491	$19,213	$16,952
Interest expense		(13,206)	(15,214)	(12,967)	(8,970)	(7,246)
Net interest income		9,579	10,795	10,524	10,243	9,706
Provision for loan losses		(4,210)	(1,066)	(470)	(869)	(1,250)
Net interest income after provision for loan losses		5,369	9,729	10,054	9,374	8,456
Other income		3,684	3,162	2,876	2,543	2,561
Other expense		(10,046)	(10,167)	(9,178)	(8,537)	(8,140)
Income (loss) before income taxes		(993)	2,724	3,752	3,380	2,877
Income tax expense (benefit)		(596)	(534)	(949)	(914)	(721)
Net income (loss)	$	(397)	$2,190	$2,803	$2,466	$2,156
Net income (loss) per common share (Basic)		$(0.22)	$1.21	$1.50	$1.29	$1.10
Net income (loss) per common share (Diluted)		$(0.22)	$1.19	$1.48	$1.26	$1.05
Dividends paid per common stock		$0.46	$0.455	$0.43	$0.40	$0.40
Weighted average number of common shares outstanding (Basic)		1,784,412	1,810,916	1,865,951	1,914,357	1,957,760
Weighted average number of common shares outstanding (Diluted)		1,784,412	1,846,980	. 1,893,203	1,962,920	2,044,137

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars In Thousands)
Financial Condition:
Total amount of:
Assets	$434,218	$407,641	$387,630	$371,042	$351,598
Cash and due from banks	21,370	11,890	9,124	8,380	13,197
Securities	102,848	111,187	122,185	146,283	143,494
Loans (net)	278,665	256,487	231,886	192,577	171,094
Deposits	306,821	270,399	248,440	234,988	223,691
Advances from Federal Home Loan Bank and other borrowings	69,500	69,500	70,000	75,715	63,500
Securities sold under agreement to repurchase	19,005	24,131	28,533	24,615	27,898
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372	8,247	8,247
Shareholders’ equity	23,924	27,313	25,967	25,333	26,019

	Years Ended December 31,
	2008	2007	2006	2005	2004
Other Selected Data:
Average interest rate spread	2.37%	2.70%	2.81%	2.87%	2.86%
Net interest margin	2.51	2.91	3.01	3.02	2.96
Return on average assets	(0.10)	0.55	0.75	0.68	0.61
Return on average shareholders’ equity	(1.46)	8.25	11.19	9.68	8.40
Operating expense to average assets	2.33	2.42	2.28	2.17	2.14
Ratio of average shareholders’ equity to average assets	6.60	6.63	6.68	7.01	7.28

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

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$275,238	$17,230	6.26%	$240,192	$19,048	7.93%	$211,799	$16,924	7.99%
Mortgage-backed securities	50,255	2,710	5.39	30,059	1,492	4.96	24,249	1,041	4.29
Investment securities:
Taxable	41,147	2,319	5.64	83,833	4,708	5.62	96,489	4,738	4.91
Nontaxable	9,991	471	4.71	12,906	603	4.67	15,860	736	4.64
Total investment securities	51,138	2,790	5.46	96,739	5,311	5.49	112,349	5,474	4.87
Deposits and federal funds sold	4,364	55	1.26	3,413	158	4.63	1,117	52	4.66
Total interest-earning assets	380,995	22,785	5.98	370,403	26,009	7.02	349,514	23,491	6.72
Non-interest-earning assets	31,509			29,752			24,569
Total assets	$412,504			$400,155			$374,083

Interest-bearing liabilities:
Savings accounts	12,888	83	0.64	14,486	111	0.77	16,137	106	0.66
Negotiable order of withdrawal accounts (2)	83,966	2,147	2.55	74,326	2,426	3.26	74,411	2,339	3.14
Certificate accounts	164,077	6,729	4.10	155,490	7,295	4.69	137,663	5,291	3.84
FHLB advances and other borrowings	104,496	4,247	4.06	107,823	5,382	4.99	103,034	5,231	5.08
Total interest-bearing liabilities	365,427	13,206	3.61	352,125	15,214	4.32	331,245	12,967	3.91

Noninterest-bearing sources:
Non-interest-bearing deposits	16,807			18,288			15,397
Non-interest-bearing liabilities	3,026			3,007			2,183
Total liabilities	385,260			373,420			348,825
Shareholders’ equity	27,244			26,735			25,258
Total liabilities and shareholders’ equity	$412,504			$400,155			$374,083

Net interest income		$9,579			$10,795			$10,524
Interest rate spread (3)			2.37%			2.70%			2.81%
Impact of noninterest-bearing sources			0.14			0.21			0.20
Net interest margin (4)			2.51%			2.91%			3.01%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.04x			1.05x			1.06x
________________________________
(1)	Average loans receivable includes non-accruing loans. Interest income does not include interest on loans 90 days or more past due.
(2)	Average costs include the affects of non-interest bearing deposits.
(3)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

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

	Years Ended December 31, 2008 vs. 2007
	Volume	Rate	Total
	(Dollars in Thousands)
Change in interest income:
Loans	$2,779	$(4,597)	$(1,818)
Mortgage-backed securities	1,002	216	1,218
Investment securities (1)	(2,438)	(186)	(2,624)
Total interest income	1,343	(4,567)	(3,224)

Change in interest expense:
Deposits	567	(1,440)	(873)
Borrowings and other	(166)	(969)	(1,135)
Total interest expense	401	(2,409)	(2,008)

Change in net interest income	$942	$(2,158)	$(1,216)
________________________________
(1) Includes fed funds and overnight deposits.

Results of Operations

Comparison of Years Ended December 31, 2008 and December 31, 2007

The Corporation recorded a net loss for year ended December 31, 2008 of approximately $397,000 compared to net income of approximately $2.2 million for the year ended December 31, 2007. Net loss per share was ($0.22) per share (basic) and ($0.22) per share (diluted) for the year ended December 31, 2008 compared to $1.21 per share (basic) and $1.19 per share (diluted) for the year ended December 31, 2007. Net interest income before the loan loss provision for the year ended December 31, 2008 decreased $1.2 million, or 11.3%, to $9.6 million compared to $10.8 million for the previous year.  The decrease was due primarily to a compression of the net interest margin caused by declining interest rates along with an increase in the provision for loan losses due to loan growth and the increase in non-performing loans, classified loans and charge-offs, offset by an increase in non-interest income and a reduction in non-interest expense.

Interest Income.  Total interest income decreased $3.2 million, or 12.4%, from $26.0 million for the year ended December 31, 2007 to $22.8 million for the year ended December 31, 2008. Interest income on loans decreased $1.8 million, or 9.5%, from $19.0 million for 2007 to $17.2 million for 2008 due primarily to declining market rates, offset by higher average balance of loans. The Corporation’s continued focus on variable and prime-based lending resulted in net growth in consumer and commercial real estate loans of 12.6% while residential mortgage loans declined 2.9%. Interest income on deposits, federal funds sold and investment securities decreased $1.4 million, or 20.2%, from $7.0 million for 2007 to $5.6 million for 2008.  The decrease was due primarily to lower average balances as proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans, offset by higher investment yields.

Interest Expense.  Interest expense decreased 13.2% to $13.2 million for 2008 from $15.2 million for 2007. Interest expense decreased $873,000 for deposits and decreased $1.1 million for other borrowings and floating rate junior subordinated deferrable interest debentures. Interest expense for deposits decreased due primarily to lower market interest rates, offset by higher average balances. Interest expense on other borrowings decreased due to lower market interest rates and lower average balances.

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

The provision for loan losses increased from $1.1 million for 2007 to $4.2 million for 2008 primarily due to: (1) an increase in non-performing and classified assets; (2) increased growth, primarily in commercial real estate and consumer loans, which carry a higher risk of default than one-to four-family residential mortgage loans; and (3) an increase in charge-offs. The allowance for loan losses increased $3.4 million to $6.8 million as of December 31, 2008 compared to $3.3 million as of December 31, 2007. Non-performing assets increased $12.9 million from $3.8 million at December 31, 2007 to $16.7 million at December 31, 2008. The majority of this increase relates primarily to four commercial real estate relationships totaling $10.7 million that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’s ability to sell the completed projects in a timely manner. The Corporation considers all non-accrual loans to be impaired. Therefore, at December 31, 2008, loans classified as impaired under FASB 114 totaled $16.0 million and carried a specific reserve of $3.5 million. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process.  Total classified loans, including non-performing  loans, increased $27.1 million to $36.1 million as of December 31, 2008 compared to $9.0 million as of December 31, 2007. The majority of this increase relates primarily to commercial real estate relationships that have been affected by the current economic downturn.

The Corporation experienced loan charge-offs, net of recoveries, of approximately $776,000 for 2008 compared to $476,000 for 2007.  The loan charge-offs for 2008 related primarily to write-downs required in the disposition of commercial loans. The allowance for loan losses to total loans at December 31, 2008 was 2.36% compared to 1.28% at December 31, 2007.  The allowance for loan losses to non-performing loans at December 31, 2008 was 40.6% compared to 88.37% at December 31, 2007.

Non-Interest Income.  Non-interest income increased 16.5% to $3.7 million for the year ended December 31, 2008 from $3.2 million for the year ended December 31, 2007.  Fees for financial services increased $73,000 to $3.1 million, primarily due to higher fees as a result of an increase in transaction accounts, offset by lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes.  Gain on sale of investments were $498,000 for 2008 as the Corporation sold $30.9 million in investment securities to improve yield spreads and to fund growth  in higher-yielding loans.

Non-Interest Expense.  Non-interest expense decreased 1.2% to $10.0 million for the year ended December 31, 2008 from $10.2 million for the year ended December 31, 2007. Compensation and employee benefits decreased .08%, or $4,000, compared to the year ended December 31, 2007 due primarily to reductions in accrued incentive compensation expense and reductions in employee pension benefit costs, offset by normal merit salary increases. Occupancy and equipment expenses decreased 2.1%, or $52,000, due to the closing of a banking center in the previous year. Deposit insurance premiums expense increased $70,000, or 233.3%, to $100,000 for 2008 from $30,000 for 2007, due to higher FDIC premium assessments as a result of a one-time assessment credit under the Federal Insurance Reform Act becoming fully utilized. Professional services expense decreased 22.1%, or $102,000, due primarily to lower legal and consultant expenses.  Advertising and public relations expense decreased 11.6%, or $29,000, from the year ended December 31, 2007 to the year ended December 31, 2008 due primarily to lower product and promotion expenses. Loan operations costs increased $36,000, or 24.0%, to $186,000 for the year ended December 31, 2008 from $150,000 for the year ended December 31, 2007, due to higher disposition costs associated with foreclosed real estate properties. Intangible amortization expense decreased $64,000, or 13.3%, to $416,000 for the year ended December 31, 2008 from $480,000 for 2007, due to deposit premiums related to branch acquisitions becoming fully amortized. Items processing expense increased $38,000, or 17.2%, to $259,000 for the year ended December 31, 2008 from $221,000 for the year ended December 31, 2007 due to an increase in transaction accounts. Other operating expense decreased 1.5%, or $14,000, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due primarily to lower postage and office supply expense.

Income Tax Expense.  Due to the net loss that the Corporation recorded for the year ended December 31, 2008, the net income tax benefit was $596,000 compared to a net income tax expense of $534,000 for the year ended December 31, 2007 with an effective income tax rate of 19.60%.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Assets.  At December 31, 2008, the Corporation’s assets totaled $434.2 million, an increase of $26.6 million, or 6.5%, as compared to $407.6 million at December 31, 2007. Cash and due from banks increased $9.5 million to $21.4 million from $11.9 million at December 31, 2007. The increase was due primarily to an increase in overnight deposits as a result of significant deposit growth in the last month of the fiscal year. Investment and mortgage-backed securities decreased $8.3 million to $102.8 million from $111.2 million at December 31, 2007 as proceeds from the maturity and sale of investment securities were utilized to fund growth in higher-yielding loans. The Corporation increased its level of mortgage-backed securities by $12.2 million to $57.4 million with reductions in municipal and government sponsored enterprises securities due to cash flow liquidity generated with the securities along with lower risk weights required for risk-based capital.

Total loans, net, increased $22.2 million, or 8.6%, to $278.7 million at December 31, 2008 from $256.5 million at December 31, 2007. The Corporation continues to focus on originating higher yielding consumer and commercial loans through the use of specialized loan officers and products that are intended to provide improvements in interest rate risk exposure. Consumer loans increased $5.2 million, or 9.9%, during 2008, commercial loans increased $23.5 million, or 13.0%, and residential mortgage loans decreased $3.6 million or 12.3%. Other assets increased $3.0 million, or 87.5%, to $6.5 million at December 31, 2008 from $3.4 million at December 31, 2007 due to an increase in deferred income taxes as a result of the $397,000 net loss in 2008 compared to the net income of $2.2 million for 2007.

Liabilities.  Total liabilities increased $30.0 million, or 7.9%, to $410.3 million at December 31, 2008 from $380.3 million at December 31, 2007.

Total deposits increased $36.4 million, or 13.5%, from $270.4 million at December 31, 2007 to $306.8 million at December 31, 2008. Time deposits increased $25.5 million, or 15.8%, from $161.6 million at December 31, 2007 to $187.1 million at December 31, 2008 while transaction deposit accounts increased $10.9 million, or 10.1%, from $108.8 million at December 31, 2007 to $119.8 million at December 31, 2008. The increase in transaction accounts was due primarily to a special account promotion. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. The increase in deposits was utilized to fund the loan growth and to pay down borrowings for the year.

Shareholders’ Equity.  Shareholders’ equity decreased $3.4 million, or 12.4%, to $23.9 million at December 31, 2008 from $27.3 million at December 31, 2007 due to a net loss of $397,000, a $1.9 million increase in unrealized losses on securities available for sale, the payment of $822,000 in dividends and $345,000 used to repurchase shares of the Corporation’s common stock. During fiscal year 2003, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of outstanding shares. The program was expanded by an additional 5% in fiscal 2004, 2005 and 2006. During 2008, the Corporation repurchased a total of 19,706 shares at a weighted average cost of $17.51 per share for a total of $345,000 compared to the repurchase of 53,119 shares at a weighted average cost of $20.65 per share for a total of $1.1 million for 2007. However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Repurchase Program, prior to the earlier of March 13, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase repurchase any shares of its common stock, without the prior approval of the Treasury.

Liquidity

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are deposits, loan sales and repayments, borrowings, maturities, prepayment and sales of securities and interest payments.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The primary investing activities of the Corporation are the origination of commercial and consumer loans and the purchase of investment and mortgage-backed securities.  These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase, and the utilization of FHLB advances.  During the year ended December 31, 2008, the Corporation originated $89.6 million in loans and purchased $13.5 million in loan participations. At December 31, 2008, the Corporation’s holdings of investment and mortgage-backed securities totaled $102.8 million, $100.4 million of which was available for sale. Approximately $80.6 million and $74.1 million of investment securities at December 31, 2008 and December 31, 2007, respectively, were pledged as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

During the year ended December 31, 2008, total deposits increased $36.4 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Corporation and its local competitors and other factors. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2008, totaled $141.9 million.  The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional external sources of funds are available through FHLB advances, lines of credit and wholesale deposits. At December 31, 2008, the Corporation had outstanding $69.5 million of FHLB borrowings and $19.0 million of securities sold under agreements to repurchase. At December 31, 2008, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $12.3 million and the ability to borrow an additional $15.0 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

See Note 14 to the Consolidated Financial Statements for further information about commitments and contingencies.

Capital Resources

At December 31, 2008, the Bank exceeded the OCC’s and the FRB’s capital requirements. See Note 16 to the Consolidated Financial Statements for further discussion of these capital requirements.

Off-Balance Sheet Arrangements

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer’s requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $55.8 million at December 31, 2008. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

At December 31, 2008, the undisbursed portion of construction loans was $1.9 million and the unused portion of credit lines was $49.4 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

For the year ended December 31, 2008, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

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

Not applicable as issuer is a smaller reporting company.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Provident Community Bancshares, Inc.
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of Provident Community Bancshares, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Provident Community Bancshares, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of Provident Community Bancshares, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2008 included in the accompanying Management's Report on Internal Control over Financial Reporting, and accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Elliott Davis, LLC
Columbia, South Carolina
March 9, 2009

vvww.elliottdavis.com

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(In Thousands)
Assets
Cash and due from banks	$21,370	$11,890
Investments and mortgage-backed securities
Held to maturity (market value of $2,310,000 and $3,135,000 at December 31, 2008 and 2007)	2,430	3,126
Available for sale (at fair value)	100,418	108,061
Total investment and mortgage-backed securities	102,848	111,187
Loans, net of allowance for loan losses of $6,778,000 in 2008 and $3,344,000 in 2007	278,665	256,487
Federal Home Loan Bank stock, at cost	3,929	3,826
Federal Reserve Bank stock, at cost	599	599
Office properties and equipment, net	5,837	5,145
Accrued interest receivable	2,087	2,625
Intangible assets	2,845	3,261
Cash surrender value of life insurance	9,577	9,175
Other assets	6,461	3,446
Total assets	$434,218	$407,641

Liabilities
Deposits	$306,821	$270,399
Advances from the Federal Home Loan Bank	69,500	69,500
Securities sold under agreements to repurchase	19,005	24,131
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	701	742
Other liabilities	1,895	3,184
Total liabilities	410,294	380,328

Commitments and contingencies – Note 14

Shareholders’ equity
Serial preferred stock, no par value, authorized – 500,000 shares, issued and outstanding – None	—	—
Common stock – $0.01 par value, authorized – 5,000,000 shares issued and outstanding – 1,787,092 shares at December 31, 2008 and 1,794,866 shares at December 31, 2007	20	20
Additional paid-in capital	12,903	12,781
Accumulated other comprehensive income (loss)	(1,696)	191
Retained earnings, substantially restricted	18,997	20,276
Treasury stock, at cost	(6,300)	(5,955)
Total shareholders’ equity	23,924	27,313
Total liabilities and shareholders’ equity	$434,218	$407,641

 See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2008		2007
	(In Thousands, Except Share Data)
Interest Income:
Loans		$17,230	$19,048
Deposits and federal funds sold		55	158
Securities available for sale:
State and municipal (non taxable)		352	478
Other investments (taxable)		4,842	5,953
Securities held to maturity and FHLB/FRB stock dividends		306	372
Total interest income		22,785	26,009
Interest Expense:
Deposit accounts		8,959	9,832
Floating rate junior subordinated deferrable Interest debentures		721	897
Advances from the FHLB and other borrowings		3,526	4,485
Total interest expense		13,206	15,214
Net Interest Income		9,579	10,795
Provision for loan losses		4,210	1,066
Net interest income after provision for loan losses		5,369	9,729
Non-Interest income:
Fees for financial services		3,085	3,012
Other fees, net		101	90
Net gain on sale of investments		498	58
Total non-interest income		3,684	3,162
Non-Interest Expense:
Compensation and employee benefits		4,946	4,950
Occupancy and equipment		2,476	2,528
Deposit insurance premiums		100	30
Professional services		359	461
Advertising and public relations		221	250
Loan operations		186	150
Telephone		190	190
Items processing		259	221
Intangible amortization		416	480
Other		893	907
Total non-interest expense		10,046	10,167
Income (loss) before income taxes		(993)	2,724
Provision (benefit) for income taxes		(596)	534
Net income (loss)	$	(397)	$2,190
Net income (loss) per common share (basic)	$	(0.22)	$1.21
Net income (loss) per common share (diluted)	$	(0.22)	$1.19
Cash dividends per common share		$0.460	$0.455
Weighted average number of common shares outstanding (basic)		1,784,412	1,810,916
Weighted average number of common shares outstanding (diluted)		1,784,412	1,846,980

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Treasury Stock At Cost	Total Shareholders’ Equity
	(In Thousands, Except Share Data)

Balance at December 31, 2006	1,830,528	$20	$12,506	$18,912	$(610)	$(4,861)	$25,967
Net Income	–	–	–	2,190	–	–	2,190
Other comprehensive income, net of tax on unrealized holding gains arising during period	–	–	–	–	816	–	816
Less reclassification adjustment for losses included in net income	–	–	–	–	(15)	–	(15)
Comprehensive income							2,991
Stock option activity, net	11,561	–	157	–	–	–	157
Dividend plan contributions	5,896	–	118	–	–	–	118
Share repurchase program	(53,119)	–	–	–	–	(1,094)	(1,097)
Cash dividend ($0.455 per share)	–	–	–	(826)	–	–	(826)
Balance at December 31, 2007	1,794,866	$20	$12,781	$20,276	$191	$(5,955)	$27,313
Net Income (loss)	–	–	–	(397)	–	–	(397)
Other comprehensive loss, net of tax on unrealized holding gains arising during period	–	–	–	–	(2,173)	–	(2,173)
Less reclassification adjustment for gains included in net income	–	–	–	–	286	–	286
Comprehensive loss							(2,284)
Stock option activity, net	1,424	–	2	–	–	–	2
Dividend plan contributions	10,508	–	120	–	–	–	120
Cumulative effect of change in accounting principal	–	–	–	(60)	–	–	(60)
Share repurchase program	(19,706)	–	–	–	–	(345)	(345)
Cash dividend ($0.46 per share)	–	–	–	(822)	–	–	(822)
Balance at December 31, 2008	1,787,092	$20	$12,903	$18,997	$(1,696)	$(6,300)	$23,924

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
	(In Thousands)
Operating activities:
Net income (loss)	$(397)	$2,190
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,210	1,066
Amortization expense	523	480
Depreciation expense	652	652
Recognition of deferred income, net of costs	(515)	(545)
Deferral of fee income, net of costs	435	653
Stock compensation expense	—	45
Loss on write-down of fixed asset	—	135
Gain on investments	(498)	(58)
Decrease in accrued interest receivable	538	92
Loss on sale of assets acquired from foreclosed loans	(28)	35
Increase in bank owned life insurance	(402)	(362)
Increase in other assets	(594)	(1,312)
Decrease in accrued interest payable	(41)	(42)
Increase (decrease) in other liabilities	(1,290)	1,650
Net cash provided by operating activities	2,593	4,679

Investing activities:
Purchase of investment and mortgage-backed securities:
Available for sale	(74,450)	(60,701)
Proceeds from maturity of investment and mortgage-backed securities:
Available for sale	34,650	53,966
Held to maturity	696	—
Proceeds from sale of investment and mortgage-backed securities:
Available for sale	37,040	13,840
Principal repayments on mortgage-backed securities
Available for sale	7,394	4,558
Purchase of bank owned life insurance	—	(3,200)
Net increase in loans	(28,063)	(25,574)
Purchase (redemption) of FHLB/FRB stock	(103)	97
Proceeds from sales of foreclosed assets, net of costs and improvements	875	169
Purchase of office properties and equipment	(1,344)	(480)
Net cash used in investing activities	(23,305)	(17,325)

Financing activities:

Proceeds from the exercise of stock options	2	157
Proceeds from dividend reinvestment plan	120	118
Dividends paid in cash	(821)	(826)
Split dollar post retirement liability recapitalization	(60)	—
Repayment of term borrowings, net	(5,126)	(4,902)
Share repurchase program	(345)	(1,094)
Increase in deposit accounts	36,422	21,959
Net cash provided by financing activities	30,192	15,412
Net increase in cash and due from banks	9,480	2,766
Cash and due from banks at beginning of period	11,890	9,124
Cash and due from banks at end of period	$21,370	$11,890

Provident Community Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Organization - Provident Community Bancshares, Inc. (“Provident Community Bancshares”) is the bank holding company for Provident Community Bank, N.A., a national bank (the “Bank”). Provident Community Bancshares and the Bank are collectively referred to as the Corporation in this annual report. The Bank, founded in 1934, offers a complete array of financial products and services through nine full-service banking centers in five counties in South Carolina, including checking, savings, time deposits, individual retirement accounts (IRAs), investment services, and secured and unsecured consumer loans. The Bank originates and services home loans and provides financing for small businesses and affordable housing.

Estimates - The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of commitments and contingencies. Actual results could differ from those estimates. The following summarizes the more significant policies.

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

Loans - Loans are stated at the principal balance outstanding. Mortgage loans consist principally of conventional one-to four-family residential loans and interim and permanent financing of non-residential loans that are secured by real estate. Commercial loans are made primarily on the strength of the borrower’s general credit standing, the ability to generate repayment from income sources and the collateral securing such loans. Consumer loans generally consist of home equity loans, automobile and other personal loans. In many lending transactions, collateral is taken to provide an additional measure of security. Generally, the cash flows or earning power of the borrower represents the primary source of repayment, and collateral liquidation serves as a secondary source of repayment. The Corporation determines the need for collateral on a case-by-case or product-by-product basis. Factors considered include the current and prospective credit worthiness of the customer, terms of the instrument and economic conditions.

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

All interest accrued but not collected for loans that are placed on non-accrual status or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans on non-accrual status as well as real estate acquired through foreclosure or deed taken in lieu of foreclosure are considered non-performing assets.

Allowance for Loan Losses - The Corporation maintains an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

1.	Summary of Significant Accounting Policies (continued)

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

The Corporation generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible.  Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. The Corporation’s policy for charge-off of impaired loans is on a loan-by-loan basis. The Corporation’s policy is to evaluate impaired loans based on the fair value of the collateral.  Interest income from impaired loans is recorded using the cash method.  At December 31, 2008, impaired loans totaled $16.0 million and the Corporation had recognized no interest income from impaired loans. The average balance in impaired loans was $9.5 million  for 2008.

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

1.	Summary of Significant Accounting Policies (continued)

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

Per-Share Data - SFAS No. 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement.  Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period.  Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under Provident Community Bancshares’s stock option plan is reflected in diluted earnings per share by the application of the treasury stock method. Common stock equivalents included in the diluted earnings per share calculation at December 31, 2008 were 0 compared to 36,064 at December 31, 2007.

Fair Values of Financial Instruments - The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

Cash and due from banks - The carrying amounts of cash and due from banks approximate their fair value.

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

Stock-Based Compensation - On January 1, 2006, the Corporation adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plans.  The Corporation previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Corporation’s stock options because the option exercise price in its plans equals the market price on the date of grant.

There were no stock options granted in 2008 or 2007.

2.	Investment and Mortgage-backed Securities

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Municipal Securities	$2,430	$—	$(120)	$2,310

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
U.S. Agency Obligations	$6	$–	$—	$6
Government Sponsored Enterprises	27,901	331	(2)	28,230
Municipal Securities	6,135	223	–	6,358
Trust Preferred Securities	12,325	–	(3,933)	8,392
Total Investment Securities	46,367	554	(3,935)	42,986
Mortgage-backed Securities:
Fannie Mae	31,989	452	(56)	32,385
Ginnie Mae	21,311	567	–	21,878
Freddie Mac	2,551	33	(10)	2,574
Collateralized Mortgage Obligations	809	–	(214)	595
Total Mortgage-backed Securities	56,660	1,052	(280)	57,432
Total available for sale	$103,027	$1,606	$(4,215)	$100,418

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Municipal Securities	$3,126	$22	$(13)	$3,135

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
U.S. Agency Obligations	$507	$–	$(19)	$488
Government Sponsored Enterprises	40,457	238	(30)	40,665
Municipal Securities	9,296	305	–	9,601
Trust Preferred Securities	12,458	–	(365)	12,093
Total Investment Securities	62,718	543	(414)	62,847
Mortgage-backed Securities:
Fannie Mae	27,511	204	(236)	27,479
Ginnie Mae	1,187	13	–	1,200
Freddie Mac	12,860	226	(6)	13,080
Collateralized Mortgage Obligations	3,492	–	(37)	3,455
Total Mortgage-backed Securities	45,050	443	(279)	45,214
Total available for sale	$107,768	$986	$(693)	$108,061

2.	Investment and Mortgage-backed Securities (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

U.S. Agency Obligations	$–	$–	$–	$–	$–	$–
Government Sponsored Enterprises	3,000	2	–	–	3,000	2
Municipal Securities	–	–	–	–	–	–
Trust Preferred Securities	–	–	8,392	3,933	8,392	3,933
Mortgage-backed Securities	126	3	8,629	277	8,755	280
Total	$3,126	$5	$17,021	$4,210	$20,147	$4,215

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

U.S. Agency Obligations	$–	$–	$481	$19	$481	$19
Government Sponsored Enterprises	–	–	13,445	30	13,445	30
Municipal Securities	–	–	–	–	–	–
Trust Preferred Securities	5,743	207	6,350	158	12,093	365
Mortgage-backed Securities	5,189	37	14,642	242	19,831	279
Total	$10,932	$244	$34,918	$449	$45,850	$693

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

Proceeds, gross gains and gross losses realized from the sales of available for sale securities were as follows for the periods ended (in thousands):

	Years Ended December 31,
	2008	2007

Proceeds	$37,040	$13,840
Gross gains	498	108
Gross losses	–	(50)
Net gain (loss) on investment transactions	$498	$58

2.	Investment and Mortgage-backed Securities (continued)

The maturities of securities at December 31, 2008 are as follows (in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$250	$252
Due after one year through five years	—	—	487	493
Due after five years through ten years	—	—	5,529	5,563
Due after ten years	2,430	2,310	96,761	94,110
Total investment and mortgage-backed securities	$2,430	$2,310	$103,027	$100,418

The mortgage-backed securities held at December 31, 2008 mature between one and thirty years. The actual lives of those securities may be significantly shorter as a result of principal payments and prepayments.

At December 31, 2008 and 2007, $80.6 million and $74.1 million, respectively, of securities recorded at book value were pledged as collateral for certain deposits and borrowings.

At December 31, 2008, approximately $5.1 million of mortgage-backed securities were adjustable rate securities. The adjustment periods range from monthly to annually and rates are adjusted based on the movement of a variety of indices.

Investments in collateralized mortgage obligations (“CMOs”) represent securities issued by agencies of the federal government.

3.	Loans, Net

Loans receivable consisted of the following (in thousands):

	As of December 31,
	2008	2007
Mortgage loans:
Fixed-rate residential	$12,847	$16,214
Adjustable-rate residential	7,388	8,775
Commercial real estate	110,589	76,864
Construction	5,867	4,764
Total mortgage loans	136,691	106,617
Commercial loans:
Commercial non-real estate	27,946	32,091
Commercial lines of credit	66,066	72,170
Total commercial loans	94,012	104,261
Consumer loans:
Home equity	17,371	15,185
Consumer and installment	39,301	36,315
Consumer lines of credit	330	346
Total consumer loans	57,002	51,846
Total loans	287,705	262,724
Less:
Undisbursed portion of interim construction loans	(1,926)	(2,379)
Unamortized loan discount	(383)	(476)
Allowance for loan losses	(6,778)	(3,344)
Net deferred loan origination costs	47	(38)
Total, net	$278,665	$256,487
Weighted-average interest rate of loans	5.47%	7.56%

3.	Loans, net (continued)

Under OCC regulations, the Bank may not make loans to one borrower in excess of 15% of unimpaired capital. This limitation does not apply to loans made before August 9, 1989. At December 31, 2008, the Bank had loans outstanding to one borrower ranging up to $5.7 million.

Adjustable-rate residential real estate loans (approximately $7.4 million and $8.8 million at December 31, 2008 and 2007, respectively) are subject to rate adjustments annually and generally are adjusted based on movement of the Federal Home Loan Bank National Monthly Median Cost of Funds rate or the Constant Maturity Treasury index. The maximum loan rates can be adjusted is 200 basis points in any one year with a lifetime cap of 600 basis points.

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

Until 2002, the Bank originated both fixed rate and adjustable rate mortgage loans with terms generally ranging from fifteen to thirty years and generally sold the loans while retaining servicing on loans originated.  The Bank discontinued the origination of loans held for sale in 2002. The underlying value of loans serviced for others were $13.0 million and $15.6 million at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, loans which are accounted for on a non-accrual basis or contractually past due ninety days or more totaled approximately $16.0 million and $3.0 million, respectively. The amount the Corporation will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrower’s ability to repay the loans. During the years ended December 31, 2008 and 2007, the Corporation recognized no interest income on loans past due 90 days or more, whereas, under the original terms of these loans, the Corporation would have recognized additional interest income of approximately $715,000 and $156,000, respectively.

The changes in allowance for loan losses consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007

Balance at beginning of Period	$3,344	$2,754
Provision for loan losses	4,210	1,066
Net charge-offs	(776)	(476)
Balance at end of period	$6,778	$3,344

Directors and officers of the Corporation are customers of the Corporation in the ordinary course of business.  Loans to directors and officers have terms consistent with those offered to other customers.  Loans to officers and directors of the Corporation are summarized as follows (in thousands):

	Years Ended December 31,
	2008	2007

Balance at beginning of period	$349	$326
Loans originated during the period	219	71
Loan repayments during the period	(29)	(48)
Balance at the end of period	$539	$349

4.           Office Properties and Equipment

Office properties and equipment consisted of the following (in thousands):

	As of December 31,
	2008	2007

Land	$1,656	$719
Building and improvements	5,146	5,065
Office furniture, fixtures and equipment	2,989	3,263
Total	9,791	9,047
Less accumulated depreciation	(3,954)	(3,902)
Office properties and equipment, net	$5,837	$5,145

Depreciation expense was $652,000 and $652,000 for the years ended December 31, 2008 and 2007, respectively.

5.           Intangible Assets

Intangible assets consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007

Core Deposit Premium
Balance at beginning of year	$932	$1,412
Amortization	(416)	(480)
Balance at end of year	516	932
Goodwill	2,329	2,329
Total	$2,845	$3,261

Amortization expense is estimated to be approximately $320,000 for 2009 and $200,000 in 2010.

6.           Deposit Accounts

Deposit accounts at December 31 were as follows (in thousands):

	2008			2007
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	–%	$17,002	5.54%	–%	$16,568	6.13%
Non-commercial	2.06	68,033	22.18	2.14	56,282	20.81
Money market	2.17	22,313	7.27	4.44	23,160	8.57
Savings	0.57	12,407	4.04	0.79	12,794	4.73
Total demand and time deposits	1.92	119,755	39.03	2.47	108,804	40.24
Time deposits:
Up to 3.00%		41,720	13.60		5,768	2.13
3.01% - 4.00%		79,176	25.80		26,265	9.71
4.01% - 5.00%		58,962	19.22		34,988	12.94
5.01% - 6.00%		7,180	2.34		94,548	34.97
6.01% - 7.00%		28	0.01		26	0.01
Total time deposits	3.56	187,066	60.97	4.67	161,595	59.76
Total deposit accounts	2.91%	$306,821	100.00%	3.78%	$270,399	100.00%

As of December 31, 2008 and 2007, total deposit accounts include approximately $2.0 million and $2.1 million, respectively, of deposits from the Corporation’s officers, directors, employees or parties related to them.

6.           Deposit Accounts (continued)

At December 31, 2008 and 2007, time deposit accounts with balances of $100,000 and over totaled approximately $74.9 million and $63.2 million, respectively.

Time deposits by maturity were as follows (in thousands):

	As of December 31,
	2008	2007
Maturity Date
Within 1 year	$141,904	$134,839
After 1 but within 2 years	40,462	23,287
After 2 but within 3 years	2,354	2,001
After 3 but within 4 years	1,854	1,367
Thereafter	492	101
Total time deposits	$187,066	$161,595

           Interest expense on deposits consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007
Account Type
NOW accounts and money market deposit accounts	$2,147	$2,426
Passbook and statement savings Accounts	83	111
Certificate accounts	6,758	7,332
Early withdrawal penalties	(29)	(37)
Total	$8,959	$9,832

7.           Advances from The Federal Home Loan Bank

At December 31, 2008 and 2007, the Bank had $69.5 million and $69.5 million, respectively, of advances outstanding from the FHLB.  The maturity of the advances from the FHLB is as follows (in thousands):

	As of December 31,
	2008	Weighted Average Rate	2007	Weighted Average Rate
Contractual Maturity:
Within one year – fixed rate	$5,000	2.93%	$–	–%
Within one year – adjustable rate	—	—	5,000	4.88
After one but within three years – fixed rate	5,000	4.93	5,000	4.93
After one but within three years – adjustable rate	22,000	4.58	7,500	5.30
After three but within five years – adjustable rate	—	—	28,000	4.61
Greater than five years – adjustable rate	37,500	3.89	24,000	4.10
Total advances	$69,500	4.11%	$69,500	4.55%

The Bank pledges as collateral to the advances their FHLB stock, investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 80% of the unpaid principal balances, 100% of total advances. The amount of qualifying loans was $48.5 million and $38.5 million, respectively, at December 31, 2008 and 2007.

8.           Securities Sold Under Agreements to Repurchase

The Company had $19,005,000 and $24,131,000 borrowed under agreements to repurchase at December 31, 2008 and 2007, respectively. The amortized cost of the securities underlying the agreements to repurchase at December 31, 2008 was $22,188,000 and $32,390,000 at December 31, 2007. The maximum amount outstanding at any month end during 2008 was $23,389,000 and $39,175,000 for 2007. The average amount of outstanding agreements for 2008 was $22,017,000 and $28,124,000 for 2007 and the approximate weighted average interest rate was 2.55% in 2008 and 5.30% in 2007.

9.           Floating Rate Junior Subordinated Deferrable Interest Debentures

On July 18, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust I (“Capital Trust I”). The Corporation is the owner of all of the common securities of Capital Trust I.  On July 21, 2006, Capital Trust I issued $4,000,000 in the form of floating/fixed rate capital securities through a pooled trust preferred securities offering.  The proceeds from this issuance, along with the Corporation’s $124,000 capital contribution for Capital Trust I’s common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due October 1, 2036 (the “Debentures”), which constitute the sole asset of Capital Trust I.  The interest rate on the Debentures and the capital securities will be equal to 7.393% for the first five years.  Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR.  The Corporation has, through the Trust Agreement establishing Capital Trust I, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Capital Trust I obligations under the capital securities. The stated maturity of the Debentures is October 1, 2036.  In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The Debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events that would either have a negative tax effect on Capital Trust I or the Corporation or would result in Capital Trust I being treated as an investment company that is required to be registered under the Investment Company Act of 1940.  The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods.  The Corporation paid $229,000 and $305,000 in interest for the years ended December 31, 2008 and 2007, respectively, for the Capital Trust I debentures.

On November 28, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust (“Capital Trust II”). The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust (the “Trust”) issued on December 18, 2001. The proceeds from this issuance, along with the Corporation’s $247,000 capital contribution for the Trust’s common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due March 1, 2037 (the “Debentures”), which constitute the sole asset of the Trust.  The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR, with a rate at December 31, 2008 of 3.92%. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust’s obligations under the capital securities. The stated maturity of the Debentures is March 1, 2037. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The Debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events that would either have a negative tax effect on the Trust or the Corporation or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940.  The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods.  The Corporation paid $492,000 and $592,000 in interest to the Capital Trust II in 2008 and 2007, respectively.

10.           Income Taxes

Income tax expense is summarized as follows (in thousands):

	Years Ended December 31,
	2008		2007

Current		$744	$1,151
Deferred		(1,340)	(617)
Total income tax expense	$	(596)	$534

The provision for income taxes differed from amounts computed by applying the statutory federal rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2008	2007

Tax and federal income tax rate	$(337)	$926
Increase (decrease) resulting from:
State income taxes, net of federal benefit	12	95
Interest on municipal bonds	(160)	(205)
Non-taxable life insurance income	(136)	(123)
Other, net	25	(159)
Total	$(596)	$534

The Corporation had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

The tax effects of significant items comprising the Corporation’s deferred taxes as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Book reserves in excess of tax basis bad debt reserves	$2,305	$1,137
Deferred compensation	453	385
SFAS No. 115 mark-to-market adjustment	913	–
Deferred loan fees	–	10
Other real estate owned	106	154
Core deposit intangible	131	65
Other	165	50
Total deferred tax asset	4,073	1,801
Deferred tax liabilities:
Difference between book and tax property basis	97	84
Difference between book and tax Federal Home Loan Bank stock	85	85
Deferred loan fees	17	–
Core deposit intangible	–	–
SFAS No. 115 mark-to-market adjustment	–	100
Prepaid expenses	70	81
Total deferred tax liability	269	350
Net deferred tax asset	$3,804	$1,451

10.           Income Taxes (continued)

The deferred tax assets of $3.8 million and $1.5 million at December 31, 2008 and 2007 are included in other assets in the balance sheet.

Retained earnings at December 31, 2008 includes approximately $1,636,000 representing pre-1988 tax bad debt base year reserve amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse until indefinite future periods and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolutions, liquidations or redemption of the Bank’s stock.

11.           Employee Benefits

The Corporation has a contributory profit-sharing plan which is available to all eligible employees.  Annual employer contributions to the plan consist of an amount which matches participant contributions up to a maximum of 5% of a participant’s compensation and a discretionary amount determined annually by the Corporation’s Board of Directors.  The annual contributions to the plan will be 5% of a participant’s compensation. Employer expensed contributions to the plans were $147,500 and $287,000 for the years ended December 31, 2008 and 2007, respectively.

12.           Fair Value of Financial Instruments

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

The Corporation had loan commitments as follows (in thousands):
	As of December 31,
	2008	2007

Fixed/variable interest rate commitments to fund residential credit	$4,539	$1,906
Commitments to fund commercial and construction loans	1,926	2,379
Unused portion of credit lines (principally variable-rate consumer lines secured by real estate)	49,380	54,650
Total	$55,845	$58,935

The Corporation has no additional financial instruments with off-balance sheet risk.

The Corporation did not incur any losses on its commitments in the years ended December 31, 2008 and 2007.

12.	Fair Value of Financial Instruments (continued)

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2008 (in thousands):

	December 31, 2008
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$21,370	$21,370
Securities available for sale	100,418	100,418
Securities held to maturity	2,430	2,310
Federal Home Loan Bank stock, at cost	3,929	3,929
Federal Reserve Bank stock, at cost	599	599
Loans, net	278,665	286,004
Accrued interest receivable	2,087	2,087
Cash surrender value of life insurance	9,577	9,577

Financial liabilities
Deposits	$306,821	$315,542
Advances from FHLB and other borrowings	69,500	70,394
Securities sold under agreement to repurchase	19,005	19,232
Floating rate junior subordinated deferrable interest debentures	12,372	11,636
Accrued interest payable	701	701

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(55,845)	$(55,845)

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2007 (in thousands):

	December 31, 2007
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$11,890	$11,890
Securities available for sale	108,061	108,061
Securities held to maturity	3,126	3,135
Federal Home Loan Bank stock, at cost	3,826	3,826
Federal Reserve Bank stock, at cost	599	599
Loans, net	256,487	261,763
Accrued interest receivable	2,625	2,625
Cash surrender value of life insurance	9,175	9,175

Financial liabilities
Deposits	$270,399	$276,947
Advances from FHLB and other borrowings	69,500	68,649
Securities sold under agreement to repurchase	24,131	24,402
Floating rate junior subordinated deferrable interest debentures	12,372	12,281
Accrued interest payable	742	742

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(58,935)	$(58,935)

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

12.	Fair Value of Financial Instruments (continued)

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$92,026,000	$3,547,000	$4,845,000

Available-for-sale investment securities are the only assets whose fair values are measured on a recurring basis using Level 1, 2, or 3 inputs. The Corporation has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be level 2 inputs. The aggregate carrying amount of impaired loans at December 31, 2008 was $12.5 million.

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

13.	Supplemental Cash Flow Disclosures

	Years Ended December 31,
	2008	2007
Cash paid for:
Income taxes	$680	$1,407
Interest	13,247	15,172
Non-cash transactions:
Loans foreclosed	862	856
Unrealized gain (loss) on securities available for sale	$(2,609)	$293

14.	Commitments and Contingencies

Lease commitments - The Corporation leases certain Bank facilities under rental agreements that have expiration dates between 2018 and 2025. Future minimum rental payments due under these leases are as follows:

Years Ended
2009	$446,112
2010	446,112
2011	446,112
2012	446,112
2013	446,112
Thereafter	2,722,896

Total rent expense for the years ended December 31, 2008 and 2007 was $446,000 and $448,000, respectively.

Lines of credit - At December 31, 2008, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $12.2 million and the ability to borrow an additional $15.0 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Corporation makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Piedmont region of South Carolina and North Carolina.  The Corporation’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.  Management has identified a concentration of a type of lending that it is monitoring.  This concentration of commercial non-mortgage loans totaled $94.0 million at December 31, 2008 representing 392% of total equity and 34% of loans receivable.  At December 31, 2007 this concentration totaled $104.2 million representing 385% of total equity and 41% of net loans receivable. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and are generally secured by a variety of collateral types, primarily accounts receivable, inventory and equipment.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that the Corporation has a concentration of loans that exceed one of the regulatory guidelines for loan-to-value ratios.  This particular guideline states that the total amount by which commercial, agricultural, and multifamily and other non-residential properties exceed the regulatory maximum loan-to-value ratio limits should not exceed 30% of a bank’s total risk-based capital.  The excess over regulatory guidelines for these types of loans totaled $18.7 million at December 31, 2008 representing 50% of the Bank’s total risk-based capital.  These amounts exceeded regulatory guidelines by $6.7 million and 16.9%, respectively.

14.	Commitments and Contingencies (continued)

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

15.	Stock Option Plans

At December 31, 2008, the Corporation had the following stock options outstanding.

Grant Date	Shares Granted	Average Exercise Price Per Share	Average Intrinsic Value(1)	Expiration Date	Earliest Date Exercisable

October, 2000	1,700	$8.75	$2,125	October, 2010	October, 2000
January, 2001	16,090	9.06	15,125	January, 2011	January, 2001
January, 2002	13,823	10.36	—	January 2012	January, 2002
April, 2002	750	13.00	—	April, 2012	April, 2002
December, 2003	38,500	16.75	—	December, 2013	December, 2003
January, 2005	1,000	16.60	—	January, 2015	January, 2005
March, 2005	22,250	17.26	—	March, 2015	March, 2005

Total shares granted	94,113		$17,250

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  This amount changes based on changes in the market value of the Corporation’s stock.

15.	Stock Option Plans (continued)

At December 31, 2008, the Corporation had the following options exercisable:
Fiscal Year	Range of exercise price	Weighted Average Remaining Contractual Life	Number Options Exercisable	Average Exercise Price

2000	8.75	1.8 years	1,700	8.75
2001	9.06	3 years	16,090	9.06
2002	10.36-13.00	3.6 years	14,573	10.50
2003	16.75	5 years	38,500	16.75
2005	16.60	6 years	1,000	16.60
2005	17.26	5.9 years	22,250	17.26

	$8.75-$17.26	3.8 years	94,113	$14.44

Options for the two previous fiscal years were forfeited and exercised as follows:

	Stock options	Weighted average exercise

Outstanding at December 31, 2006	131,680	$14.60
Granted	–	–
Forfeited	(2,500)	16.95
Exercised	(18,487)	14.36
Outstanding at December 31, 2007	110,693	$14.59
Granted	–	–
Forfeited	(9,036)	15.64
Exercised	(7,544)	15.57
Outstanding at December 31, 2008	94,113	$14.44

The intrinsic value of options exercised for the years ended December 31, 2008 and 2007 was $24,108 and $122,872, respectively.

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

16.	Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2008, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

As of December 31, 2008 and 2007, the Bank was “well capitalized” under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2008 that management believes have changed the Bank’s classification.

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

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

	December 31, 2008
	Actual		Regulatory Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$31,710	7.46%	$16,786	4.00%	$	n/a	n/a	%
Bank	33,698	8.04	16,772	4.00		20,965	5.00
Tier 1 capital ratio
Corporation	31,710	10.02	12,494	4.00		n/a	n/a
Bank	33,698	10.80	12,480	4.00		18,720	6.00
Total risk-based capital ratio
Corporation	38,710	12.39	24,989	8.00		n/a	n/a
Bank	37,634	12.06	24,961	8.00		31,201	10.00

16.	Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

	December 31, 2007
	Actual		Regulatory Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$32,867	8.27%	$15,892	4.00%	$	n/a	n/a	%
Bank	35,831	8.78	16,333	4.00		20,416	5.00
Tier 1 capital ratio
Corporation	32,867	10.97	11,986	4.00		n/a	n/a
Bank	35,831	11.97	11,972	4.00		17,958	6.00
Total risk-based capital ratio
Corporation	39,204	13.08	23,973	8.00		n/a	n/a
Bank	39,175	13.09	23,944	8.00		29,930	10.00

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $2.5 at December 31, 2008 and $1.4 million at December 31, 2007.

17.	Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation:

In September, 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Employers should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967.” EITF 06-4 was effective January 1, 2008. The Corporation recorded a liability of $60,000 in the accompanying consolidated financial statements for the cumulative effect of the change.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Corporation taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end corporation is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Corporation will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Corporation on January 1, 2009.  SFAS 160 had no impact on the Corporation’s financial position, results of operations or cash flows.

17.	Recently Issued Accounting Standards (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the Corporation on January 1, 2009 and will result in additional disclosures if the Corporation enters into any material derivative or hedging activities.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140.  FSP 140-3 was effective for the Corporation on January 1, 2009.  The adoption of FSP 140-3 had no impact on the Corporation’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  This FSP was effective for the Corporation on January 1, 2009 and had no material impact on the Corporation’s financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective November 15, 2008.  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Corporation’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions.  The Staff Position was effective as of January 1, 2009 and had no material effect on the Corporation’s financial position, results of operations or cash flows.

17.	Recently Issued Accounting Standards (continued)

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Corporation’s financial position, results of operations, earnings per share or cash flows.

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

The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position had no material effect on the Corporation’s financial position, results of operations or cash flows.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 12) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Corporation, this FSP was effective for the quarter ended September 30, 2008.

The Corporation considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 2.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  This FSP had no material impact on the financial position of the Corporation.

17.	Recently Issued Accounting Standards (continued)

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively.  Retroactive application is not permitted. Management has reviewed the Corporation’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 2.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

18.	Provident Community Bancshares, Inc. Financial Information
(Parent Corporation Only)

Condensed financial information for Provident Community Bancshares is presented as follows (in thousands):

	As of December 31,
	2008	2007
Condensed Balance Sheets
Assets:
Cash and due from banks	$1,173	$136
Investment in subsidiary	34,849	39,283
Other	379	384
Total assets	$36,401	$39,803

Liabilities and Shareholders’ Equity:
Accrued interest payable	$105	$118
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Shareholders’ equity	23,924	27,313
Total liabilities and shareholders’ equity	$36,401	$39,803

	Years Ended December 31,
	2008	2007
Condensed Statements of Income
Equity in undistributed earnings of subsidiary	$412	$3,209
Interest expense	(721)	(897)
Other expense, net	(88)	(122)
Net income	$(397)	$2,190

Condensed Statements of Cash Flows
Operating Activities:
Net income	$(397)	$2,190
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(412)	(3,209)
Increase (decrease) in other assets and liabilities, net	(10)	8
Net cash used in operating activities	(819)	(1,011)
Financing Activities:
Dividends received from subsidiary	2,900	2,000
Dividend reinvestment plan contributions	120	118
Dividends paid	(821)	(826)
Share repurchase program	(345)	(1,094)
Proceeds from the exercise of stock options	2	157
Net cash provided by financing activities	1,856	355
Net increase (decrease) in cash and due from banks	1,037	(656)
Cash and due from banks at beginning of period	136	792
Cash and due from banks at end of period	$1,173	$136

19.	Quarterly Financial Data (unaudited)

The tables set forth below summarize selected financial data regarding results of operations for the periods indicated (in thousands, except common share data).

	For the year ended December 31, 2008
	First quarter	Second Quarter	Third Quarter	Fourth quarter	Total

Interest income	$6,175	$5,700	$5,533	$5,377	$22,785
Interest expense	3,673	3,236	3,137	3,160	13,206
Net interest income	2,502	2,464	2,396	2,217	9,579
Provision for loan losses	310	365	615	2,920	4,210
Non-interest income	885	850	1,062	887	3,684
Non-interest expense	2,522	2,550	2,456	2,518	10,046
Provision (benefit) for income taxes	134	83	81	(894)	(596)
Net income (loss)	$421	$316	$306	$(1,440)	$(397)
Net income (loss) per common share—Basic	$0.24	$0.18	$0.17	$(0.81)	$(0.22)
Net income (loss) per common share—Diluted	$0.23	$0.18	$0.17	$(0.81)	$(0.22)

	For the year ended December 31, 2007
	First quarter	Second Quarter	Third Quarter	Fourth quarter	Total
Interest income	$6,419	$6,460	$6,575	$6,555	$26,009
Interest expense	3,685	3,712	3,861	3,956	15,214
Net interest income	2,734	2,748	2,714	2,599	10,795
Provision for loan losses	160	85	20	801	1,066
Non-interest income	723	812	782	845	3,162
Non-interest expense	2,439	2,713	2,506	2,509	10,167
Provision for income taxes	209	161	243	(79)	534
Net income	$649	$601	$727	$213	$2,190
Net income per common share—Basic	$0.36	$0.33	$0.40	$0.12	$1.21
Net income per common share—Diluted	$0.35	$0.32	$0.40	$0.12	$1.19

 20. Subsequent Event

The Corporation announced that it had received preliminary approval on February 13, 2009 to sell $9.3 million in preferred stock to the U.S. Treasury Department through its Capital Purchase Program. The preferred stock will pay a 5% dividend for the first five years. After that, the rate will increase to 9% if the preferred shares are not redeemed by the Corporation. The anticipated sale of the preferred stock, as well as warrants for up to $1.4 million in common stock is expected to close on March 13, 2009.

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

(c)           Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information concerning the Board of Directors of Provident Community Bancshares, the information contained under the section captioned “Items to be Voted on By Shareholders — Item 1 — Election of Directors” in the Proxy Statement is incorporated herein by reference.  Reference is made to the cover page of this Form 10-K and to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with section 16(a) of the Exchange Act.

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

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of Provident Community Bancshares.  The day-to-day management duties of the executive officers of Provident Community Bancshares and the Bank relate primarily to their duties as to the Bank.  The executive officers of Provident Community Bancshares currently are as follows:

Name	Age(1)	Position as of December 31, 2008

Dwight V. Neese	58	President, Chief Executive Officer and Director
Richard H. Flake	60	Executive Vice President – Chief Financial Officer
Lud W. Vaughn	58	Executive Vice President – Chief Operating Officer

(1)       At December 31, 2008.

Dwight V. Neese was appointed as President and Chief Executive Officer of the Bank effective September 5, 1995.

Richard H. Flake joined the Company in September 1995.

Lud W. Vaughn joined the Company in April 2003. Prior to joining the Company, Mr. Vaughn was Senior Vice President for Bank of America in Rock Hill, South Carolina.

Information concerning the audit committee and the audit committee financial expert and other corporate governance matters is incorporated herein by reference to the section titled “Corporate Governance — Committees of the Board of Directors” and “— Audit Committee” in the Proxy Statement.

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

(d)            Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2008.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	94,113	$14.44	160,623
Equity compensation plans not approved by security holders	–	–	–
Total	94,113	$14.44	160,623

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Director and Executive Officers—Policies and Procedures for Approval of Related Person Transactions” and “—Transactions with Related Persons” in the Proxy Statement.

Information concerning director independence is incorporated herein by reference to the section titled “Corporate Governance—Director Independence” in the Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “Items to be Voted On By Stockholders—Item 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.   Exhibits

Exhibits

3(a)	Amended and Restated Certificate of Incorporation(1)
3(b)	Bylaws
4(a)	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Provident Community Bancshares (2)
4(b)	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (2)
4(c)	Warrant to Purchase 179,100 Shares of Common Stock of Provident Community Bancshares, Inc.(2)
10(a)	Employment Agreement with Dwight V. Neese(3)
10(b)	Employment Agreement with Richard H. Flake(3)
10(c)	Form of First Amendment to the Employment Agreement by and between Provident Community Bancshares, Inc., Provident Community Bank and each of Dwight V. Neese and Richard R. Flake
10(d)	Provident Community Bancshares, Inc. 1995 Stock Option Plan(4)
10(e)	Provident Community Bancshares, Inc. 2001 Stock Option Plan(5)
10(f)	Provident Community Bancshares, Inc. 2006 Stock Option Plan(6)
10(g)	Amended and Restated Change in Control Agreement by and among Lud W. Vaughn, Provident Community Bank, N.A. and Provident Community Bancshares, Inc.(7)
10(h)	Form of First Amendment to the Amended and Restated Change in Control Agreement by and between Provident Community Bancshares, Inc., Provident Community Bank and Lud W. Vaughn
10(i)	Supplemental Executive Retirement Plan, by and between Dwight V. Neese and Provident Community Bank(8)
10(j)	Supplemental Executive Retirement Plan #2, by and between Dwight V. Neese and Provident Community Bank(8)
10(k)	Supplemental Executive Retirement Plan, by and between Richard H. Flake and Provident Community Bank(8)
10(l)	Supplemental Executive Retirement Plan #2, by and between Richard H. Flake and Provident Community Bank(8)
10(m)	Supplemental Executive Retirement Plan, by and between Lud W. Vaughn and Provident Community Bank(7)
10(n)
Form of Second Amendment to the Employment Agreement by and between Provident Community Bancshares, Inc., (formerly Union Financial Bancshares, Inc.) Provident Community Bank and each of Dwight V. Neese and Richard R. Flake

21	Subsidiaries of the Registrant
23	Consent of Independent Auditor
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

(1)	Incorporated herein by reference to Provident Community Bancshares’ Form 10-Q for the quarter ended June 30, 2006.
(2)	Incorporated herein by reference to Provident Community Bancshares’ Form 8-K as filed on March 3, 2009.
(3)	Incorporated herein by reference to Provident Community Bancshares’ Form 10-KSB for the year ended September 30, 2003.
(4)	Incorporated herein by reference to Exhibit A to Provident Community Bancshares’ Proxy Statement for its 1996 Annual Meeting of Stockholders.
(5)	Incorporated herein by reference to Appendix A to Provident Community Bancshares’ Proxy Statement for its 2000 Annual Meeting of Stockholders.

(6)	Incorporated herein by reference to Appendix A to Provident Community Bancshares’ Proxy Statement for its 2005 Annual Meeting of Stockholders.
(7)	Incorporated herein by reference to Provident Community Bancshares’ Form 10-Q for the quarter ended June 30, 2007.
(8)	Incorporated herein by reference to Provident Community Bancshares’ Form 10-Q for the quarter ended March 31, 2007.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.

Date: March 25, 2009	By:	/s/ Dwight V. Neese
Dwight V. Neese
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwight V. Neese	By:	/s/ Russell H. Smart
	Dwight V. Neese		Russell H. Smart
	(Principal Executive Officer)		Director

Date:	March 25, 2009	Date:	March 25, 2009

By:	/s/ Richard H. Flake	By:	/s/ Philip C. Wilkins
	Richard H. Flake		Philip C. Wilkins
	(Principal Financial and		Director
Accounting Officer)

Date:	March 25, 2009	Date:	March 25, 2009

By:	/s/ Robert H. Breakfield
Robert H. Breakfield
Director

Date:	March 25, 2009

By:	/s/ William M. Graham
William M. Graham
Director

Date:	March 25, 2009

By:	/s/ Carl L. Mason
Carl L. Mason
Director

Date:	March 25, 2009