Form 10-Q
period 2009-03-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2009-05-14
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

COMMISSION FILE NUMBER 1-5735

PROVIDENT COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its Charter)

Delaware	57-1001177
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2700 Celanese Road, Rock Hill, South Carolina, 29732
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

Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐         No ☐

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

Yes  ☐         No   ☒

The Corporation had 1,788,310 shares, $0.01 par value, of common stock issued and outstanding as of May 12, 2009.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.

Financial Statements (unaudited)

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks	$24,630	$21,370
Investment and mortgage-backed securities
Held to maturity (market value of $2,758,000 and $2,310,000 at March 31, 2009 and December 31, 2008)	2,934	2,430
Available for sale	127,912	100,418
Total investment and mortgage-backed securities	130,846	102,848
Loans, net	278,648	278,665
Office properties and equipment, net	5,768	5,837
Federal Home Loan Bank Stock, at cost	3,981	3,929
Federal Reserve Stock, at cost	599	599
Accrued interest receivable	1,965	2,087
Intangible assets	2,750	2,845
Cash surrender value of life insurance	9,677	9,577
Other assets	8,108	6,461
TOTAL ASSETS	$466,972	$434,218
LIABILITIES
Demand and savings deposits	$137,876	$119,755
Time deposits	193,720	187,066
Total deposits	331,596	306,821
Advances from the Federal Home Loan Bank	69,500	69,500
Securities sold under agreements to repurchase	19,031	19,005
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	745	701
Other liabilities	1,927	1,895
TOTAL LIABILITIES	435,171	410,294
Commitments and contingencies-Note 5
SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value authorized - 500, 000 shares issued and outstanding - 9,266 and 0 shares at March 31, 2009 and December 31, 2008, respectively	9,241	--
Common stock - $0.01 par value, authorized - 5,000,000 shares, issued and outstanding - 1,788,310 shares at March 31, 2009 and 1,787,092 at December 31, 2008, respectively	20	20
Common stock warrants	25	--
Additional paid-in capital	12,911	12,903
Accumulated other comprehensive income (loss)	(1,345)	(1,696)
Retained earnings, substantially restricted	17,249	18,997
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	31,801	23,924
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$466,972	$434,218

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended March 31, 2009 and 2008 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$3,596	$4,622
Deposits and federal funds sold	8	16
Interest and dividends on mortgage-backed securities	895	676
Interest and dividends on investment securities	639	861
Total interest income	5,138	6,175
Interest Expense:
Deposit accounts	2,092	2,462
Floating rate junior subordinated deferrable interest debentures	151	209
Advances from the FHLB and other borrowings	784	1,003
Total interest expense	3,027	3,674

Net Interest Income	2,111	2,501
Provision for loan losses	2,700	310

Net interest income (loss) after Provision for Loan Losses	(589)	2,191

Non-Interest Income:
Fees for financial services	673	751
Other fees, net	22	22
Other-than-temporary-impairment write-down on securities	(309)	--
Net gain on sale of investments	95	112
Total non-interest income	481	885

Non-Interest Expense:
Compensation and employee benefits	1,192	1,312
Occupancy and equipment	611	622
Deposit insurance premiums	56	7
Professional services	93	100
Advertising and public relations	30	61
Loan operations	110	35
Intangible amortization	95	104
Items processing	89	50
Telephone	52	49
Other	188	182
Total non-interest expense	2,516	2,522

Income (loss) before income taxes	(2,624)	554
Provision (benefit) for income taxes	(929)	134

Net income (loss)	(1,695)	420
Accretion of preferred stock to redemption value and preferred dividends accrued	25	--
Net income (loss) to common shareholders	$(1,720)	$420
Net income (loss) per common share (basic)	$(1)	$0
Net income (loss) per common share (diluted)	$(1)	$0
Cash dividend per common share	$0	$0
Weighted average number of common shares outstanding
Basic	1,787,890	1,784,477
Diluted	1,787,890	1,804,346

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(IN THOUSANDS)

OPERATING ACTIVITIES:
Net income (loss)	(1,695)	420
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,700	310
Amortization of intangibles	95	104
Depreciation expense	131	172
Recognition of deferred income, net of costs	(108)	(125)
Deferral of fee income, net of costs	73	108
Gain on investment transactions	(95)	(112)
Gain on sale of assets acquired from foreclosed loans	(2)	--
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	122	565
Increase in cash surrender value of life insurance	(100)	(100)
(Increase) decrease in other assets	(1,647)	439
Increase (decrease) in other liabilities	33	(1,414)
Increase (decrease) in accrued interest payable	44	(50)
Net cash (used) provided by operating activities	(449)	317
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities:
Available for sale	(53,969)	(14,242)
Held to maturity	(504)	--
Proceeds from sale of investment and mortgage- backed securities available for sale	5,123	5,333
Proceeds from maturity of investment and mortgage- backed securities:
Available for sale	18,251	22,983
Principal repayments on mortgage-backed securities:
Available for sale	3,547	1,506
Net increase in loans	(2,716)	(19,099)
Purchase of FHLB/FRB stock	(52)	(13)
Proceeds from sales of foreclosed assets, net of costs and improvements	69	800
Purchase of office properties and equipment	(62)	(126)
Net cash used by investing activities	(30,313)	(2,858)
FINANCING ACTIVITIES:
Proceeds from the dividend reinvestment plan	8	30
Proceeds from issuance of preferred stock	9,241	--
Proceeds from issuance of warrants	25	--
Dividends paid in cash	(53)	(206)
Proceeds from the exercise of stock options	--	2
Split dollar post retirement liability recapitalization	--	(60)
Share repurchase program	--	(315)
Repayment of term borrowings,net	--	(500)
Increase (decrease) in other borrowings	26	(3,463)
Increase in deposit accounts	24,775	5,672
Net cash provided by financing activities	34,022	1,160
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,260	(1,381)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,370	11,890
CASH AND CASH EQUIVALENTS AT END OF PERIOD	24,630	10,509
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income taxes	510	273
Interest	2,983	3,724
Non-cash transactions:
Loans foreclosed	499	--

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2009 and 2008 (unaudited)

							Retained	Accumulated		Total
						Additional	Earnings,	Other		Stock
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	at Cost	Equity
						(Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2007			1,794,866	20		12,781	20,276	191	(5,955)	27,313
Net income							420			420
Other comprehensive income, net of tax on unrealized holding gains on securities available for sale arising during period								(101)		(101)
Less reclassification adjustment for gains included in net income								85		85
Comprehensive income										404
Stock option activity, net			1,424			2				2
Dividend reinvestment plan contributions			1,672			30				30
Cumulative effect of change in accounting principal							(60)			(60)
Share repurchase program			(16,871)						(315)	(315)
Cash dividend ($.115 per share)							(206)			(206)
BALANCE AT MARCH 31, 2008			1,781,091	20		12,813	20,430	175	(6,270)	27,168
BALANCE AT DECEMBER 31, 2008			1,787,092	20		12,903	18,997	(1,696)	(6,300)	23,924
Net income (loss)							(1,695)			(1,695)
Other comprehensive loss, net of tax on unrealized holding losses on securities available for sale arising during period								213		213
Less reclassification adjustment for gains and other than temporary investment charge in net loss								138		138
Comprehensive loss										(1,344)
Dividend reinvestment plan contributions			1,218			8				8
Issuance of preferred stock	9,266	9,240								9,240
Issuance of common stock warrants					25					25
Accretion of Preferred Stock to redemption value		1					(1)			--
Cash dividend ($.03 per share)							(52)			(52)
BALANCE AT MARCH 31, 2009	9,266	9,241	1,788,310	20	25	12,911	17,249	(1,345)	(6,300)	31,801

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Corporation’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Corporation will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Corporation’s first annual reporting period beginning on or after December 15, 2008. The Corporation will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2. Income (Loss) Per Share

Basic income (loss) per common share amounts for the three months ended March 31, 2009 and 2008 were computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings (loss) per share calculation for the three months ended March 31, 2009 and 2008 were 0 and 19,869, respectively. Anti-dilutive common stock equivalents that were excluded in the diluted earnings per share calculation for the three months ended March 31, 2009 and 2008 were 94,113 and 0 respectively.

3. Assets Pledged

Approximately $86,471,000 and $80,590,000 of debt securities at March 31, 2009 and December 31, 2008, respectively, were pledged by Provident Community Bank, N.A. (the “Bank”) as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at March 31,
						Distribution
				Prepayment		Payment
Name	2009	2008	Rate	Option Date	Maturity	Frequency

Provident Community
Bancshares Capital Trust I	4,000,000	4,000,000	7.39%	October 1, 2011	October 1, 2036	Quarterly
Provident Community
Bancshares Capital Trust II	8,000,000	8,000,000	3.00%	March 1, 2012	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

5. Contingencies and loan commitments

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2009 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$2,858,000
Commitments of fund commercial and construction loans	1,002,000
Unused portions of loans and credit lines	43,899,000
Total loan commitments	$47,759,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at March 31, 2009 consisted of fixed and adjustable rate loans at rates ranging from 5.5% to 7.5% . Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $47,759,000 at March 31, 2009. Of these lines, the outstanding loan balances totaled approximately $78,101,000.

6. Fair Value of Financial Instruments

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair Value Hierarchy

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

Level 1	Valuation is based upon quoted prices in active markets for identical assets or liabilities.

Level 2	Valuation is based upon quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Valuation is based upon quoted prices for similar assets or liabilities; quoted prices in markets that are not active; and model-based techniques whose value is determined using pricing models, discounted cash flow methodologies and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 may include asset-backed securities in less liquid markets.

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans to be impaired. Therefore, at March 31, 2009, loans classified as impaired under FASB 114 totaled $16.6 million and carried a specific reserve of $4.8 million. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Corporation records the impaired loans as nonrecurring Level 3.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Corporation records the OREO as nonrecurring Level 3.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to impairment testing. Goodwill and other intangible assets measured at fair value on a nonrecurring basis relate to intangible assets (deposit premium intangible) that were acquired in connection with acquisitions and were valued at their fair market values at the time of acquisition. As such, the Corporation classifies goodwill and other intangible assets subjected to nonrecurring value adjustments as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at March 31, 2009 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$127,912,000	$120,131,000	$2,973,000	$4,808,000

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$100,418,000	$92,026,000	$3,547,000	$4,845,000

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2009. The Corporation did not have any level 3 assets for the period ending March 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Investment Securities Available-for-Sale

Beginning balance at December 31, 2008	$4,845,000
Transfers in and/or out of Level 3	(37,000)
Ending balance at March 31, 2009	$4,808,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis at March 31, 2009 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Loans	$16,572,000	$--	$--	$16,572,000
Other real estate owned	1,100,000	--	--	1,100,000
Goodwill and intangible assets	2,750,000	--	--	2,750,000
Total assets at fair value	$20,422,000	$--	$--	$20,422,000

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2008 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Loans	$16,001,000	$--	$--	$16,001,000
Other real estate owned	667,000	--	--	667,000
Goodwill and intangible assets	2,845,000	--	--	2,845,000
Total assets at fair value	$19,513,000	$--	$--	$19,513,000

7. Preferred Stock

On March 13, 2009, as part of the United States Department of the Treasury’s Capital Purchase Program, the Corporation issued 9,266 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 178,880 shares of the Corporation’s common stock for a period of ten years at an exercise price of $7.77 per share in exchange for $9,266,000 in cash from the United States Department of the Treasury. The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant. As a result, $25,000 of the proceeds were allocated to the warrant, which increased additional paid-in-capital from common stock. The amount allocated to the warrant is considered a discount on the preferred stock and will be amortized using the level yield method over a five-year period through a charge to retained earnings. Such amortization will not reduce net income, but will reduce income available for common shares.

The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter. The Corporation may redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends at any time with the prior regulatory approval. The securities purchase agreement between the Corporation and the United States Department of the Treasury limits, for three years, the rate of dividend payments on the Corporation’s common stock to the amount of its last quarterly cash dividend before participation in the program of $0.03 per share unless an increase is approved by the Department of the Treasury, limits the Corporations ability to repurchase its common stock for three years and subjects the Corporation to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Corporation has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of financial statements.

Certain accounting policies involve significant judgments and assumptions by management. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation.

The Corporation believes the allowance for loan losses is a critical accounting policy that requires significant judgments and estimates used in the preparation of consolidated financial statements. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the composition and size of the loan portfolio, overall portfolio quality, delinquency and charge-off levels, a review of specific problem loans, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. A portion of the allowance is established by segregating the loans by residential mortgage, commercial and consumer and assigning allocation percentages based on historical loss experience and delinquency trends. The applied allocation percentages are reevaluated at least annually to ensure their relevance in the current economic environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. Additionally, a portion of the allowance is established based on the level of classified assets.

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

Forward Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain “forward-looking statements” concerning the future operations of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation’s and the Bank’s market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state laws and regulations. The Corporation provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2008, including in the Risk Factors section of that report, and in its other SEC reports. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets

Total assets of the Corporation increased $32,754,000, or 7.54%, to $466,972,000 at March 31, 2009 from $434,218,000 at December 31, 2008. Investments and mortgage-backed securities increased $27,998,000, or 27.22%, from December 31, 2008 to March 31, 2009 due to the purchase of agency mortgage-backed securities that were funded primarily with deposit growth. Net loans decreased $17,000 from December 31, 2008 to March 31, 2009, due primarily to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina.

Investment and Mortgage-backed Securities

An other than temporary investment charge of $309,000 was recorded for the period ended March 31, 2009 that was related to investment securities. The other than temporary impairment charge was due to write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities.

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal Securities	$2,934	$2,758	$2,430	$2,310

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment Securities:
U.S. Agency Obligations	$5	$5	$6	$6
Government Sponsored Enterprises	25,064	25,165	27,901	28,230
Municipal Securities	5,884	6,105	6,135	6,358
Trust Preferred Securities	12,015	7,781	12,325	8,392
Total Investment Securities	42,968	39,056	46,367	42,986
Mortgage-backed Securities:
Fannie Mae	43,572	44,471	31,989	32,385
Ginnie Mae	35,539	36,544	21,311	21,878
Freddie Mac	7,154	7,296	2,551	2,574
Collateralized Mortgage Obligations	749	545	809	595
Total Mortgage-backed Securities	87,014	88,856	56,660	57,432
Total Available for Sale	$129,982	$127,912	$103,027	$100,418

Loans

Loans decreased to $278,648,000 at March 31, 2009 compared to $278,665,000 at December 31, 2008. The Corporation had loan originations of $10.2 million for the period ended March 31, 2009 that were offset by loan amortization and payoffs. The Corporation continues to focus on growth of higher yielding consumer loans and specific commercial lending products that minimizes concentration risk to the loan portfolio.

Loans receivable consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Mortgage loans:
Fixed rate residential	$11,896	$12,847
Adjustable-rate residential	7,130	7,388
Commercial real estate	112,568	110,589
Construction	5,990	5,867
Total mortgage loans	137,584	136,691
Commercial loans:
Commercial non-real estate	35,972	27,946
Commercial lines of credit	60,350	66,066
Total commercial loans	96,322	94,012
Consumer loans:
Home equity	17,439	17,371
Consumer and installment	36,398	39,301
Consumer lines of credit	313	330
Total consumer loans	54,150	57,002
Total loans	288,056	287,705
Less:
Undisbursed portion of interim construction loans	(1,002)	(1,926)
Unamortized loan discount	(356)	(383)
Allowance for loan losses	(8,139)	(6,778)
Net deferred loan origination costs	89	47
Total, net	$278,648	$278,665

Weighted-average interest rate of loans	5.41%	5.47%

Other assets increased $1,647,000, or 25.49%, to $8,108,000 at March 31, 2009 from $6,461,000 at December 31, 2008, due primarily to an increase in a net deferred tax receivable that was related to the mark-to-market adjustment for investments available for sale.

Liabilities

Total liabilities increased $24,877,000 to $435,171,000 at March 31, 2009 from $410,294,000 at December 31, 2008. Deposits increased $24,775,000, or 8.07%, to $331,596,000 at March 31, 2009 from $306,821,000 at December 31, 2008. The overall growth includes a $18,121,000 increase in transaction accounts as a result of a special product promotion, while certificate accounts increased $6,654,000. The Corporation continues to target lower-cost demand deposit accounts through media advertising and special product promotions.

Deposit accounts were as follows (in thousands):

	March 31, 2009			December 31, 2008
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	--	$19,155	5.78%	--	$17,002	5.54%
Non-commercial	2.30%	75,468	22.76%	2.06%	68,033	22.18%
Money market checking accounts	1.55%	29,873	9.01%	2.17%	22,313	7.27%
Regular savings	0.53%	13,380	4.03%	0.57%	12,407	4.04%
Total demand and savings deposits	1.56%	137,876	41.58%	1.92%	119,755	39.03%
Time deposits:
Up to 3.00%		64,317	19.40%		41,720	13.60%
3.01%- 4.00%		75,199	22.68%		79,176	25.80%
4.01%- 5.00%		52,638	15.87%		58,962	19.22%
5.01%- 6.00%		1,538	0.46%		7,180	2.34%
6.01%- 7.00%		28	0.01%		28	0.01%
Total time deposits	3.32%	193,720	58.42%	3.56%	187,066	60.97%
Total deposit accounts	2.59%	$331,596	100.00%	2.91%	$306,821	100.00%

At March 31, 2009 and December 31, 2008, the Bank had $69,500,000 and $69,500,000, respectively, of advances outstanding from the FHLB. The maturity of the advances from the FHLB is as follows (in thousands):

	March 31, 2009		December 31, 2008
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate
Contractual Maturity:
Within one year - fixed rate	$10,000	3.93%	$5,000	2.93%
After one but within three years - fixed rate	--	--%	5,000	4.93%
After one but within three years - adjustable rate	22,000	4.58%	22,000	4.58%
Greater than five years - adjustable rate	37,500	3.89%	37,500	3.89%
Total advances	$69,500	4.11%	$69,500	4.11%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

On March 13, 2009, the Corporation sold $9,266,000 in preferred shares and warrants to purchase 178,880 shares of common stock, $0.01 par value, at an exercise price of $7.77 per share to the United States Department of Treasury pursuant to the federal government’s Troubled Asset Relief Program Capital Purchase Program. Shareholders’ equity increased $7,877,000, or 32.93%, to $31,801,000 at March 31, 2009 from $23,924,000 at December 31, 2008 due primarily to the share issuance of $9,266,000 and a $351,000 decrease in unrealized losses on securities available for sale, offset by dividend payments of $0.03 per share at a cost of $52,000, and a net loss of $1,695,000. At March 31, 2009, all of the Bank’s capital ratios continued to be sufficient to classify it as a well-capitalized institution by regulatory measures.

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

At March 31, 2009, the Corporation’s investment in marketable securities totaled $130,846,000, nearly all of which was available for sale. Approximately $86,471,000 and $80,590,000 of debt securities at March 31, 2009 and December 31, 2008, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $47,759,000 at March 31, 2009. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from March 31, 2009, totaled $139,591,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At March 31, 2009, the Corporation had outstanding $69,500,000 of FHLB borrowings and $19,031,000 of securities sold under agreements to repurchase. At March 31, 2009, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4,000,000 and the ability to borrow an additional $55,000,000 from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of March 31, 2009, that the Bank and the Corporation met the capital adequacy requirements to which they are subject.

As of March 31, 2009, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

Under present regulations of the Office of the Comptroller of the Currency, the Bank must have core capital (leverage requirement) equal to 4.0% of assets, of which 1.5% must be tangible capital, excluding intangible assets. The Bank must also maintain risk-based regulatory capital as a percent of risk weighted assets at least equal to 8.0% . In measuring compliance with capital standards, certain adjustments must be made to capital and total assets.

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (dollars in thousands).

	March 31, 2009

	Actual		Regulatory Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	$	%	$	%	$	%
Leverage ratio
Corporation	41,444	9.30%	17,824	4.00%	n/a	n/a
Bank	40,035	9.00%	17,788	4.00%	22,235	5.00%

Tier 1 capital ratio
Corporation	41,444	13.16%	12,601	4.00%	n/a	n/a
Bank	40,035	12.72%	12,586	4.00%	18,880	6.00%

Total risk-based capital ratio
Corporation	46,380	14.72%	25,203	8.00%	n/a	n/a
Bank	44,020	13.99%	25,173	8.00%	31,466	10.00%

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer’s requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $123,002,000 at March 31, 2009. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the period ended March 31, 2009, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Results of operations for the three months ended March 31, 2009 and 2008

General

The Corporation recorded a net loss of $1,695,000 for the three months ended March 31, 2009 as compared to net income of $420,000 for the same period in 2008. The decrease in net income for the period was due primarily to provision for loan losses of $2,700,000 for the three months ended March 31, 2009 compared to $310,000 for the three months ended March 31, 2008. In addition, the operating results were impacted by a compression of the net interest margin caused by declining interest rates and a decrease in non-interest income due to an other than temporary impairment charge of $309,000 related to investment securities. The other than temporary impairment charge of $309,000 was due to write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities.

Average Yields and Rates
(dollars in thousands)
	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$283,804	$3,596	5.07%	$264,990	$4,622	6.98%
Mortgage-backed securities	65,311	895	5.48%	50,735	676	5.33%
Investment securities	47,581	624	5.24%	62,008	861	5.55%
Other interest-earning assets	21,160	23	0.43%	1,898	16	3.33%
Total interest-earning assets	417,856	5,138	4.92%	379,631	6,175	6.51%
Non-interest-earning assets	30,491			32,380
Total assets	$448,347			$412,011
Interest-bearing liabilities:
Deposits	302,668	2,092	2.77%	255,147	2,462	3.86%
Floating rate junior subordinated
deferrable interest debentures	12,372	151	4.87%	12,372	209	6.76%
FHLB advances and other	88,131	784	3.77%	97,404	1,003	4.12%
borrowings
Total interest-bearing liabilities	403,171	3,027	3.00%	364,923	3,674	4.03%

Non-interest-bearing sources:
Non-interest-bearing deposits	19,069			16,640
Non-interest-bearing liabilities	3,138			2,982
Total liabilities	425,378			384,545
Shareholders’ equity	22,969			27,466
Total liabilities and shareholders’ equity	$448,347			$412,011
Net interest income		$2,111			$2,501
Interest rate spread			1.92%			2.48%
Impact of non-interest-bearing deposits			0.10			0.16
Net interest margin			2.02%			2.64%

(1) Average balances of loans include non-accrual loans.

Interest Income

Interest income decreased $1,037,000, or 16.79%, to $5,138,000 for the three months ended March 31, 2009 as compared to the same period in 2008. Interest income on loans decreased by 22.20%, or $1,026,000, to $3,596,000 for the three months ended March 31, 2009 from $4,622,000 for the three months ended March 31, 2008, due to declining market interest rates, offset by higher average balance of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $11,000 for the three months ended March 31, 2009 to $1,542,000 from $1,553,000 during the same period in 2008 due to higher average balances, offset by lower investment yields due to declining market interest rates.

Interest Expense

Interest expense decreased $647,000, or 17.61%, to $3,027,000 for the three months ended March 31, 2009 as compared to $3,674,000 for the three months ended March 31, 2008. Interest expense on deposit accounts decreased $370,000, or 15.03%, to $2,092,000 for the three months ended March 31, 2009 from $2,462,000 during the same period in 2008 due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts, offset by higher average balances. The Corporation continues to target lower cost demand deposit accounts versus higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $219,000, or 21.83%, for the three months ended March 31, 2009 as compared to the same period in the previous year due to lower market interest rates and lower average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $58,000, or 27.75%, to $151,000 for the three months ended March 31, 2009 from $209,000 during the same period in 2008 due to lower market rates.

Provision for Loan Losses

During the three months ended March 31, 2009, the provision for loan losses was $2,700,000 as compared to $310,000 for the same period in the previous year due to an increase in nonperforming loans and loans charged-off and loan growth. The provision also reflects the Corporation’s continued movement from longer-term, fixed-rate residential mortgage loans to shorter-term, floating-rate consumer and commercial loans. Consumer and commercial loans carry higher risk weighted rates in the reserve calculation as compared to residential mortgage loans. During the three months ended March 31, 2009, bad debt charge-offs, net of recoveries, were $1,339,000 as compared to $190,000 for the same period in the previous year. The increase in bad debt charge-offs over the previous year relates to additional write-downs required for two commercial loans during the three months ended March 31, 2009. Nonperforming assets increased $13,573,000 from $4,098,000 at March 31, 2008 to $17,672,000 at March 31, 2009. The increase in nonperforming loans over the previous year related primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner. Specific reserves for nonperforming loans at March 31, 2009 were $4,816,000 compared to $657,000 for nonperforming loans at March 31, 2008. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process.

The changes in the allowance for loan losses consisted of the following for the three months ended March 31, 2009.

(in thousands)
Balance at beginning of period	$6,778
Provision for loan losses	2,700
Charge-offs, net	(1,339)
Balance at end of period	$8,139

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2009	December 31, 2008

Non-accruing loans which are contractually past due 90 days or more:

Residential real estate	$399	$389
Commercial	15,302	13,345
Consumer	871	2,267
Total non-accruing loans	16,572	16,001

Real estate acquired through foreclosure and repossessed assets	1,100	667
Total non-performing assets	$17,672	$16,668

Percentage of loans receivable	6.34%	5.98%

Percentage of allowance for loan losses to total loans outstanding	2.84%	2.37%

Allowance for loan losses	$8,139	$6,778

Non-performing assets increased $1,004,000 to $17,672,000 at March 31, 2009, or 3.78% of total assets, as compared to $16,668,000 or 3.84% of total assets, at December 31, 2008. The majority of this increase relates primarily to four commercial real estate relationships totaling $9,700,000 that have been affected by the downturn in the residential housing market. Interest income that would have been recorded for the period ended March 31, 2009 had non-accruing loans been current in accordance with their original terms amounted to approximately $800,000. There was no interest included in interest income on such loans for the period ended March 31, 2009. Management has allocated specific reserves to these and other non-accrual loans that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. These additional reserves are based on management’s evaluation of a number of factors including the estimated value of the collateral supporting each of these loans. Management believes that the combination of specific reserves in the allowance for loan losses and established impairment of these loans will be adequate to account for the current risk associated with these loans as of March 31, 2009.

Included in nonperforming assets as of March 31, 2009 is $1.1 million in other real estate owned, or 6.22% of total nonperforming assets as of this date. The balance in other real estate owned consists of property acquired through foreclosure. This property is being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the property in a reasonable period of time. The carrying value of this asset is believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of this asset will be equal to or greater than the carrying values.

Non-Interest Income

Total non-interest income decreased $404,000, or 45.65%, to $481,000 for the three months ended March 31, 2009 from $885,000 for the same period in the previous year. The decrease was due primarily to an other than temporary impairment charge of $309,000 from write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Fees from financial services decreased $78,000, or 10.39%, to $673,000 for the three months ended March 31, 2009 from $751,000 for the same period in the previous year. The decrease was due to lower loan fees from a reduction in loan volumes as a result of the current economic environment along with lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes. Gain on sale of investments were $95,000 for the three months ended March 31, 2009 compared to $112,000 for the same period in the previous year as the Corporation sold the investment securities in order to improve yield spreads and to fund growth in higher-yielding loans.

Non-Interest Expense

For the three months ended March 31, 2009, total non-interest expense decreased $6,000 to $2,516,000 from $2,522,000 for the same period in 2008. Compensation and employee benefits decreased $120,000, or 9.15%, to $1,192,000 for the three months ended March 31, 2009 from $1,312,000 for the same period in 2008 due primarily to reductions in accrued incentive compensation expense and reductions in employee pension benefits costs, offset by higher compensation costs from normal merit salary increases. Deposit insurance premiums expense increased $49,000, or 700.00%, to $56,000 for the three months ended March 31, 2009 from $7,000 for the same period in 2008, due to higher FDIC premium assessments as a result of a one-time assessment credit under the Federal Insurance Reform Act being fully utilized in 2008. Advertising/public relations expense decreased $31,000, or 50.82%, to $30,000 for the three months ended March 31, 2009 from $61,000 for the same period in 2008 due primarily to lower deposit product and promotion expenses. Loan operations expense increased $75,000, or 214.29%, to $110,000 for the three months ended March 31, 2009 from $35,000 for the same period in 2008, due primarily to higher costs associated with loan foreclosures. Items processing expense increased $39,000, or 78.0%, to $89,000 for the three months ended March 31, 2009 from $50,000 for the same period in 2008, due primarily to an increase in transaction accounts and the installation of branch capture units in banking centers.

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

Item 1A.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

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

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: May 14, 2009	By: /s/ Dwight V. Neese
Dwight V. Neese,
President and Chief Executive Officer

Date: May 14, 2009	By: /s/ Richard H. Flake
Richard H. Flake,
Executive Vice President and Chief Financial Officer