Form 10-Q
period 2009-06-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2009-08-07
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes           No X

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of August 6, 2009.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

INDEX

Part I.	Financial Information	Page

	Item 1. Financial Statements (unaudited)

	Consolidated Balance Sheets as of June 30, 2009
	and December 31, 2008	3

	Consolidated Statements of Income (Loss) for the three
	and six months ended June 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows for the six
	months ended June 30, 2009 and 2008	5

	Consolidated Statements of Shareholders’ Equity and
	Comprehensive Income (Loss) for the six months
	ended June 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7-16

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-30

	Item 3. Quantitative and Qualitative Disclosures
	about Market Risk	30

	Item 4T.Controls and Procedures	30

Part II.	Other Information

	Item 1. Legal Proceedings	31

	Item 1A. Risk Factors	31

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

	Item 3. Defaults Upon Senior Securities	31

	Item 4. Submission of Matters to a Vote of Security Holders	32

	Item 5. Other Information	32

	Item 6. Exhibits	32

	Signatures	33

Part 1.    Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008

	June 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$10,198	8,424
Federal funds sold	13,686	12,946
Cash and cash equivalents	23,884	21,370
Investment and mortgage-backed securities
Held to maturity (market value of $3,755,000 and $2,310,000 at June 30, 2009 and December 31, 2008)	3,934	2,430
Available for sale	134,937	100,418
Total investment and mortgage-backed securities	138,871	102,848

Loans, net of unearned fees	274,643	285,443
Allowance for loan losses (ALL)	(7,842)	(6,778)
Loans, net of ALL	266,801	278,665

Real estate acquired through foreclosure	3,622	667
Office properties and equipment, net	5,650	5,837
Federal Home Loan Bank stock, at cost	3,947	3,929
Federal Reserve Bank stock, at cost	599	599
Accrued interest receivable	1,919	2,087
Intangible assets	2,674	2,845
Cash surrender value of life insurance	9,132	9,577
Other assets	7,249	5,794
TOTAL ASSETS	$464,348	$434,218

LIABILITIES

Demand and savings deposits	$145,044	$119,755
Time deposits	190,270	187,066
Total deposits	335,314	306,821
Advances from the Federal Home Loan Bank	64,500	69,500
Securities sold under agreements to repurchase	17,479	19,005
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	736	701
Other liabilities	2,431	1,895
TOTAL LIABILITIES	432,832	410,294

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500, 000 shares
issued and outstanding - 9,266 and 0 shares	9,243	--
at June 30, 2009 and December 31, 2008, respectively
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued and outstanding - 1,790,599 shares at June 30, 2009	20	20
and 1,787,092 at December 31, 2008, respectively
Common stock warrants	25	--
Additional paid-in capital	12,919	12,903
Accumulated other comprehensive income (loss)	(938)	(1,696)
Retained earnings, substantially restricted	16,547	18,997
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	31,516	23,924

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$464,348	$434,218

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)		(DOLLARS IN THOUSANDS EXCEPT PER SHARE)
Interest Income:
Loans	$3,644	$4,378	$7,240	$9,000
Deposits and federal funds sold	5	6	13	22
Interest and dividends on mortgage-backed securities	1,137	687	2,032	1,363
Interest and dividends on investment securities	558	629	1,196	1,490
Total interest income	5,344	5,700	10,481	11,875

Interest Expense:
Deposit accounts	2,111	2,218	4,203	4,680
Floating rate junior subordinated deferrable interest debentures	135	175	285	384
Advances from the FHLB and other borrowings	758	843	1,542	1,845
Total interest expense	3,004	3,236	6,030	6,909

Net Interest Income	2,340	2,464	4,451	4,966
Provision for loan losses	925	365	3,625	675
Net interest income (loss) after
provision for loan losses	1,415	2,099	826	4,291

Non-Interest Income:
Fees for financial services	736	756	1,410	1,507
Other fees, net	31	28	53	50
Other-than-temporary-impairment write-down on securities	(782)	--	(1,091)	--
Net gain on sale of investments	285	66	379	177
Total non-interest income	270	850	751	1,734

Non-Interest Expense:
Compensation and employee benefits	1,143	1,288	2,335	2,601
Occupancy and equipment	613	636	1,224	1,257
Deposit insurance premiums	273	7	329	15
Professional services	85	104	177	203
Advertising and public relations	27	81	57	143
Loan operations	92	32	179	66
Intangible amortization	76	104	171	208
Items processing	78	66	167	116
Telephone	47	45	100	94
Other	182	187	394	369
Total non-interest expense	2,616	2,550	5,133	5,072

Income (loss) before income taxes	(931)	399	(3,556)	953
Provision (benefit) for income taxes	(364)	83	(1,295)	217
Net income (loss)	(567)	316	(2,261)	736
Accretion of preferred stock to redemption value and preferred dividends accrued	118	--	143	--
Net income (loss) to common shareholders	$(685)	$316	$(2,404)	$736

Net income (loss) per common share (basic)	$(0.32)	$0.18	$(1.26)	$0.41

Net income (loss) per common share (diluted)	$(0.32)	$0.18	$(1.26)	$0.41

Cash dividend per common share	$0.030	$0.115	$0.060	$0.230

Weighted average number of common shares outstanding

Basic	1,789,844	1,782,395	1,788,873	1,783,436

Diluted	1,789,844	1,783,708	1,788,873	1,794,027

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008 (unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net income (loss)	$(2,261)	$736
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	3,625	675
Amortization of intangibles	171	208
Depreciation expense	261	343
Recognition of deferred income, net of costs	(205)	(265)
Deferral of fee income, net of costs	141	209
Other than temporary impairment charge on AFS securities	1,091	--
Gain on investment transactions	(379)	(177)
Gain on sale of assets acquired from foreclosed loans	(2)	--
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	168	390
Increase in cash surrender value of life insurance	(200)	(199)
Increase in other assets	(1,455)	(26)
Increase (decrease) in other liabilities	537	(1,069)
Increase (decrease) in accrued interest payable	35	(99)

Net cash provided by operating activities	1,527	726

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(87,918)	(14,242)
Held to maturity	(1,504)	--
Proceeds from sale of investment and mortgage-
backed securities available for sale	20,294	6,821
Proceeds from maturity of investment and mortgage-
backed securities:
Available for sale	21,234	23,813
Held to maturity	250	696
Principal repayments on mortgage-backed securities:
Available for sale	11,667	4,984
Net (increase) decrease in loans	5,281	(20,592)
Purchase of FHLB/FRB stock	(18)	(81)
Proceeds from sales of foreclosed assets, net of costs and improvements	69	--
Purchase of office properties and equipment	(74)	(254)

Net cash (used) provided by investing activities	(30,719)	1,145

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan	16	61
Proceeds from issuance of preferred stock	9,240	--
Proceeds from issuance of warrants	25	--
Proceeds from redemption of life insurance	645	--
Dividends paid in cash	(107)	(411)
Dividends paid on preferred stock	(80)	--
Proceeds from the exercise of stock options	--	2
Split dollar post retirement liability recapitalization	--	(60)
Share repurchase program	--	(316)
Repayment of term borrowings,net	--	1,661
Decrease in other borrowings	(6,526)	(4,165)
Increase in deposit accounts	28,493	1,786

Net cash (used) provided by financing activities	31,706	(1,442)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	2,514	429

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	21,370	11,890

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$23,884	$12,319

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$510	$281
Interest	5,995	7,008

Non-cash transactions:
Loans foreclosed	$2,891	--

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2009 and 2008 (unaudited)

							Retained	Accumulated
						Additional	Earnings,	Other		Total
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Treasury Stock	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	at Cost	Equity
			(Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2007			1,794,866	$20		$12,781	$20,276	$191	$(5,955)	$27,313

Net income							736			736

Other comprehensive loss, net of tax on
unrealized holding losses on securities available for sale
arising during period								(837)		(837)
Less reclassification adjustment for gains included								133		133
in net income
Comprehensive income										32

Stock option activity, net			1,424			2				2

Dividend reinvestment plan contributions			3,667			61				61

Cumulative effect of change in accounting principal							(60)			(60)

Share repurchase program			(16,920)						(316)	(316)

Cash dividend ($.23 per share)							(411)			(411)

BALANCE AT JUNE 30, 2008			1,783,037	$20		$12,844	$20,541	$(513)	$(6,271)	$26,621

BALANCE AT DECEMBER 31, 2008			1,787,092	$20		$12,903	$18,997	$(1,696)	$(6,300)	$23,924

Net income (loss)							(2,261)			(2,261)

Other comprehensive loss, net of tax on
unrealized holding losses on securities available for sale
arising during period								1,221		1,221
Less reclassification adjustment for gains and other than								(463)		(463)
temporary investment charge in net loss
Comprehensive loss										(1,503)

Dividend reinvestment plan contributions			3,507			16				16

Issuance of preferred stock	9,266	9,240								9,240

Issuance of common stock warrants					25					25

Accretion of Preferred Stock to redemption value		3					(3)			--

Preferred stock dividend							(79)			(79)

Cash dividend ($.06 per share)							(107)			(107)

BALANCE AT June 30, 2009	9,266	$9,243	1,790,599	$20	$25	$12,919	$16,547	$(938)	$(6,300)	$31,516

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed, as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.

Recently Issued Accounting Standards

 The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Corporation’s financial position but will change the referencing system for accounting standards.

FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”)99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms.

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

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  The Corporation adopted staff positions as of June 30, 2009. The adoption of the staff positions did not have a material impact on the Corporation’s financial condition or results of operations.

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

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed, as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Corporation does not expect the standard to have any impact on the Corporation’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence  of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November

15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Corporation does not expect the standard to have any impact on the Corporation’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2.           Income (Loss) Per Share

Basic income (loss) per common share amounts for the three and six months ended June 30, 2009 and 2008 were computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings (loss) per share calculation for the six months ended June 30, 2009 and 2008 were 0 and 10,591, respectively. Anti-dilutive common stock equivalents that were excluded in the diluted earnings per share calculation for the six months ended June 30, 2009 and 2008 were 94,113 and 85,157 respectively.

3.           Assets Pledged

 Approximately $92,323,000 and $80,590,000 of debt securities at June 30, 2009 and December 31, 2008, respectively, were pledged by Provident Community Bank, N.A. (the “Bank”) as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at June 30,					Distribution
Name	2009	2008	Rate	Prepayment Option Date	Maturity	Payment Frequency

Provident Community Bancshares Capital Trust I	4,000,000	4,000,000	7.39%	October 1, 2011	October 1, 2036	Quarterly

Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.41%	March 1, 2012	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

5.           Contingencies and loan commitments

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2009 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$1,076,000
Commitments of fund commercial and construction loans	207,000
Unused portions of loans and credit lines	41,036,000
Total loan commitments	$42,319,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at June 30, 2009 consisted of fixed and adjustable rate loans at rates ranging from 5.5% to 7.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $42,319,000 at June 30, 2009. Of these lines, the outstanding loan balances totaled approximately $72,755,000.

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

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans to be impaired. Therefore, at June 30, 2009, loans classified as impaired under FASB 114 totaled $21.0 million and carried a specific reserve of $4.5 million. At June 30, 2009 total impaired loans that did not carry a specific reserve were $7.2 million. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Corporation records the impaired loans as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at June 30, 2009 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$134,937,000	$32,938,000	$97,144,000	$4,855,000

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$100,418,000	$28,236,000	$67,337,000	$4,845,000

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2009.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Investment Securities
Available-for-Sale
Beginning balance at December 31, 2008	$4,845,000
Transfers in and/or out of Level 3	10,000
Ending balance at June 30, 2009	$4,855,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis at June 30, 2009 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Loans	$20,999,000	$--	$--	$20,999,000
Other real estate owned	3,622,000	--	--	3,622,000
Goodwill and intangible assets	2,674,000	--	--	2,674,000
Total assets at fair value	$27,295,000	$--	$--	$27,295,000

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2008 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Loans	$16,001,000	$--	$--	$16,001,000
Other real estate owned	667,000	--	--	667,000
Goodwill and intangible assets	2,845,000	--	--	2,845,000
Total assets at fair value	$19,513,000	$--	$--	$19,513,000

The estimated fair values of the Corporation’s financial instruments were as follows at June 30, 2009 (in thousands):

	June 30, 2009
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$23,884	$23,884
Securities available for sale	134,937	134,937
Securities held to maturity	3,934	3,755
Federal Home Loan Bank stock, at cost	3,947	3,947
Federal Reserve Bank stock, at cost	599	599
Loans, net	266,801	272,901
Accrued interest receivable	1,919	1,919
Cash surrender value of life insurance	9,132	9,132

Financial liabilities
Deposits	$335,314	$339,300
Advances from FHLB and other borrowings	64,500	64,835
Securities sold under agreement to repurchase	17,479	17,645
Floating rate junior subordinated deferrable interest debentures	12,372	12,037
Accrued interest payable	736	736

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(42,319)	$(42,319)

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2008  (in thousands):

	December 31, 2008
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$21,370	$21,370
Securities available for sale	100,418	100,418
Securities held to maturity	2,430	2,310
Federal Home Loan Bank stock, at cost	3,929	3,929
Federal Reserve Bank stock, at cost	599	599
Loans, net	278,665	286,004
Accrued interest receivable	2,087	2,087
Cash surrender value of life insurance	9,577	9,577

Financial liabilities
Deposits	$306,821	$315,542
Advances from FHLB and other borrowings	69,500	70,394
Securities sold under agreement to repurchase	19,005	19,232
Floating rate junior subordinated deferrable interest debentures	12,372	11,636
Accrued interest payable	701	701

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(55,845)	$(55,845)

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

Financial Condition

Assets

Total assets of the Corporation increased $30,130,000, or 6.9%, to $464,348,000 at June 30, 2009 from $434,218,000 at December 31, 2008. Investments and mortgage-backed securities increased $36,023,000, or 35.0%, from December 31, 2008 to June 30, 2009 due to the purchase of agency mortgage-backed securities that were funded primarily with deposit growth. Net loans decreased $11,864,000 from December 31, 2008 to June 30, 2009, due primarily to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina.

Investment and Mortgage-backed Securities

An other than temporary investment charge of $1,091,000 was recorded for the period ended June 30, 2009 that was related to investment securities. The  other than temporary impairment charge was due to write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities.

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Municipal Securities	$3,934	$3,755	$2,430	$2,310

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities:
U.S. Agency Obligations	$5	$5	$6	$6
Government Sponsored Enterprises	32,586	32,933	27,901	28,230
Municipal Securities	5,782	6,009	6,135	6,358
Trust Preferred Securities	11,218	7,632	12,325	8,392
Total Investment Securities	49,591	46,579	46,367	42,986
Mortgage-backed Securities:
Fannie Mae	44,163	44,984	31,989	32,385
Ginnie Mae	33,968	34,596	21,311	21,878
Freddie Mac	7,972	8,204	2,551	2,574
Collateralized Mortgage Obligations	686	574	809	595
Total Mortgage-backed Securities	86,789	88,358	56,660	57,432
Total Available for Sale	$136,380	$134,937	$103,027	$100,418

Loans

Loans decreased to $266,801,000 at June 30, 2009 compared to $278,665,000 at December 31, 2008. The Corporation had loan originations of $18.3 million for the period ended June 30, 2009 that were offset by loan amortization and payoffs. The Corporation continues to focus on growth of higher yielding consumer loans and specific commercial lending products that minimizes concentration risk to the loan portfolio. However, higher lending standards and lower customer demand has contributed to the reduction in the loan portfolio thus far  for 2009.

Loans receivable consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Mortgage loans:
Fixed-rate residential	$11,479	$12,847
Adjustable-rate residential	6,621	7,388
Commercial real estate	114,234	110,589
Construction	3,222	5,867
Total mortgage loans	135,556	136,691
Commercial loans:
Commercial non-real estate	30,784	27,946
Commercial lines of credit	54,986	66,066
Total commercial loans	85,770	94,012
Consumer loans:
Home equity	17,461	17,371
Consumer and installment	35,988	39,301
Consumer lines of credit	308	330
Total consumer loans	53,757	57,002
Total loans	275,083	287,705
Less:
Undisbursed portion of interim
construction loans	(207)	(1,926)
Unamortized loan discount	(346)	(383)
Allowance for loan losses	(7,842)	(6,778)
Net deferred loan origination costs	113	47
Total, net	$266,801	$278,665

Weighted-average interest rate of loans	5.14%	5.47%

Real estate acquired through foreclosure increased $2,955,000, to $3,622,000 at June 30, 2009 from $667,000 at December 31, 2008, as a result of foreclosure on commercial real estate properties. All foreclosed properties are reappraised and recorded at the lower of cost or fair market value.

Other Assets

Cash surrender value of life insurance decreased $445,000, or 4.6%, to $9,132,000 at June 30, 2009 from $9,577,000 at December 31, 2008, due primarily to the redemption of certain life insurance policies on former employees and to reduce carrier exposure.

Other assets increased $1,455,000, or 25.1%, to $7,249,000 at June 30, 2009 from $5,794,000 at December 31, 2008, due primarily to an increase in a net deferred tax receivable that was related to the mark-to-market adjustment for investments available for sale.

Liabilities

Total liabilities increased $22,538,000 to $432,832,000 at June 30, 2009 from $410,294,000 at December 31, 2008. Deposits increased $28,493,000, or 9.39%, to $335,314,000 at June 30, 2009 from $306,821,000 at December 31, 2008. The overall growth includes a $25,289,000 increase in transaction accounts as a result of a special product promotion, while certificate accounts increased $3,204,000. The Corporation continues to target lower-cost demand deposit accounts through media advertising and special product promotions.

Deposit accounts were as follows (in thousands):

	June 30, 2009			December 31, 2008
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	--	$18,320	5.46%	--	$17,002	5.54%
Non-commercial	2.29%	83,281	24.84%	2.06%	68,033	22.18%
Money market checking accounts	1.55%	29,937	8.93%	2.17%	22,313	7.27%
Regular savings	0.50%	13,506	4.03%	0.57%	12,407	4.04%
Total demand and savings deposits	1.68%	145,044	43.26%	1.92%	119,755	39.03%
Time deposits:
Up to 3.00%		79,981	23.85%		41,720	13.60%
3.01%- 4.00%		64,389	19.20%		79,176	25.80%
4.01%- 5.00%		44,788	13.36%		58,962	19.22%
5.01%- 6.00%		1,084	0.32%		7,180	2.34%
6.01%- 7.00%		28	0.01%		28	0.01%
Total time deposits	3.12%	190,270	56.74%	3.56%	187,066	60.97%
Total deposit accounts	2.50%	$335,314	100.00%	2.91%	$306,821	100.00%

FHLB advances decreased $5,000,000 to $64,500,000 at June 30, 2009 from $69,500,000 at December 31, 2008.The maturity of the advances from the FHLB is as follows (in thousands):

	June 30, 2009		December 31, 2008
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate
Contractual Maturity:
Within one year - fixed rate	$5,000	4.93%	$5,000	2.93%
After one but within three years - fixed rate	--	--%	5,000	4.93%
After one but within three years - adjustable rate	22,000	4.58%	22,000	4.58%
Greater than five years - adjustable rate	37,500	3.89%	37,500	3.89%
Total advances	$64,500	4.20%	$69,500	4.11%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

On March 13, 2009, the Corporation sold $9,266,000 in preferred shares and warrants to purchase 178,880 shares of common stock, $0.01 par value, at an exercise price of $7.77 per share to the United States

Department of Treasury pursuant to the federal government’s Troubled Asset Relief Program Capital Purchase Program. Shareholders’ equity increased $7,592,000, or 31.7%, to $31,516,000 at June 30, 2009 from $23,924,000 at December 31, 2008 due primarily to the share issuance of $9,266,000 and a $758,000 decrease in unrealized losses on securities available for sale, offset by common stock dividend payments of $0.06 per share at a cost of $107,000, preferred stock dividend payments of $79,000 and a net loss of $2,261,000. At June 30, 2009, all of  the Bank’s capital ratios continued to be sufficient to classify it as a well-capitalized institution by regulatory measures.

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

At June 30, 2009, the Corporation’s investment in marketable securities totaled $138,871,000, nearly all of  which was available for sale. Approximately $92,323,000 and $80,590,000 of debt securities at June 30, 2009  and December 31, 2008, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $42,319,000 at June 30, 2009. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from June 30, 2009, totaled $143,373,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At June 30, 2009, the Corporation had outstanding $64,500,000 of FHLB borrowings and $17,479,000 of securities sold under agreements to repurchase. At June 30, 2009, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4,000,000 and the ability to borrow an additional $50,000,000 from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital  to average assets (as defined in the regulations). Management believes, as of June 30, 2009, that the Bank and the Corporation met the capital adequacy requirements to which they are subject.
As of June 30, 2009, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

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

June 30, 2009

	Actual		Regulatory Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	$	%	$	%	$	%
Leverage ratio
Corporation	40,598	8.82%	18,416	4.00%	n/a	n/a
Bank	39,712	8.63%	18,412	4.00%	23,015	5.00%

Tier 1 capital ratio
Corporation	40,598	13.13%	12,369	4.00%	n/a	n/a
Bank	39,712	12.86%	12,354	4.00%	18,531	6.00%

Total risk-based capital ratio
Corporation	45,690	14.78%	24,737	8.00%	n/a	n/a
Bank	43,622	14.12%	24,708	8.00%	30,885	10.00%

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of  legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $42,319,000 at June 30, 2009. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the period ended June 30, 2009, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation or  cash flows.

Results of operations for the three months ended June 30, 2009 and 2008

General

The Corporation recorded a net loss of $567,000 for the three months ended June 30, 2009 as compared to net income of $316,000 for the same period in 2008. An increase in the provision loan losses to $925,000 for the three months ended June 30, 2009 compared to $365,000 for the three months ended June 30, 2008, an other-than-temporary impairment charge of $782,000 on trust preferred securities and the FDIC special assessment all had a negative impact on earnings in 2009. In addition, the operating results were impacted by a compression of the net interest margin caused by declining interest rates and a decrease in non-interest income due to the write-down of investment securities.

Average Yields and Rates
    (dollars in thousands)

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$281,347	$3,644	5.18%	$276,355	$4,378	6.34%
Mortgage-backed securities	91,130	1,137	4.99%	52,041	687	5.28%
Investment securities	44,648	543	4.87%	40,655	562	5.53%
Other interest-earning assets	15,776	20	0.49%	5,658	73	5.18%
Total interest-earning assets	432,901	5,344	4.94%	374,709	5,700	6.08%
Non-interest-earning assets	30,172			32,608
Total assets	$463,073			$407,317
Interest-bearing liabilities:
Deposits	314,075	2,111	2.69%	255,630	2,218	3.47%
Floating rate junior subordinated deferrable interest debentures	12,372	135	4.36%	12,372	175	5.65%
FHLB advances and other borrowings	83,105	758	3.65%	91,084	843	3.70%
Total interest-bearing liabilities	409,552	3,004	2.93%	359,086	3,236	3.60%

Non-interest-bearing sources:
Non-interest-bearing deposits	18,278			17,773
Non-interest-bearing liabilities	3,530			3,838
Total liabilities	431,360			380,697
Shareholders’ equity	31,713			26,620
Total liabilities and shareholders’ equity	$463,073			$407,317
Net interest income		$2,340			$2,464
Interest rate spread			2.01%			2.48%
Impact of non-interest-bearing deposits			0.15			0.15
Net interest margin			2.16%			2.63%

(1) Average balances of loans include non-accrual loans.

Interest Income

Interest income decreased $356,000, or 6.2%, to $5,344,000 for the three months ended June 30, 2009 as compared to the same period in 2008. Interest income on loans decreased by 16.77%, or $734,000, to $3,644,000 for the three months ended June 30, 2009 from $4,378,000 for the three months ended June 30, 2008, due to declining market interest rates, offset by a higher average balance of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $378,000 for the three months ended June 30, 2009 to $1,700,000 from $1,322,000 during the same period in 2008 due to higher average balances, partially offset by lower investment yields due to declining market interest rates.

Interest Expense

Interest expense decreased $232,000, or 7.2%, to $3,004,000 for the three months ended June 30, 2009 as compared to $3,236,000 for the three months ended June 30, 2008. Interest expense on deposit accounts decreased $107,000, or 4.8%, to $2,111,000 for the three months ended June 30, 2009 from $2,218,000 during the same period in 2008 due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts, offset by higher average balances. The Corporation continues to target lower cost demand deposit accounts versus higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $85,000, or 10.1%, for the three months ended June 30, 2009 as compared to the same period in the previous year due to lower market interest rates and lower average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $40,000, or 22.9%, to $135,000 for the three months ended June 30, 2009 from $175,000 during the same period in 2008 due to lower market rates.

Provision for Loan Losses

During the three months ended June 30, 2009, the provision for loan losses was $925,000 as compared to $365,000 for the same period in the previous year due to an increase in nonperforming loans and loans charged-off. During the three months ended June 30, 2009, bad debt charge-offs, net of recoveries, were $1,276,000 as compared to $56,000 for the same period in the previous year. The increase in bad debt charge-offs over the previous year relates to additional write-downs required for two commercial loans during the three months ended June 30, 2009. Nonperforming assets increased $18,740,000 from $5,881,000 at June 30, 2008 to $24,621,000 at June 30, 2009. The increase in nonperforming loans over the previous year related primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner. Specific reserves for nonperforming loans at June 30, 2009 were $4,450,000 compared to $967,000 for nonperforming loans at June 30, 2008. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects further deterioration of economic conditions in the Corporation’s market areas is likely in the short-term, especially with respect to real estate related activities and real property values. Consequently, management expects that further additions in provisions for loan losses could be needed in the future.

Non-Interest Income

Total non-interest income decreased $580,000, or 68.2%, to $270,000 for the three months ended June 30, 2009 from $850,000 for the same period in the previous year. The decrease was due primarily to an other-than-temporary impairment charge of $782,000 from write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Fees from financial services decreased $20,000, or 2.6%, to $736,000 for the three months ended June 30, 2009 from $756,000 for the same period in the previous year. The decrease was due to lower loan fees from a reduction in loan volumes along with lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes. Gain on sale of investments were $285,000 for the three months ended June 30, 2009 compared to $66,000 for the same period in the previous year as the Corporation sold investment securities in order to improve yield spreads and to fund growth in higher-yielding loans.

Non-Interest Expense

For the three months ended June 30, 2009, total non-interest expense increased $66,000 to $2,616,000 from $2,550,000 for the same period in 2008. Without the FDIC special assessment, non-interest expense would have decreased $145,000, reflecting managements efforts to control expenses. Compensation and employee benefits decreased $145,000, or 11.3%, to $1,143,000 for the three months ended June 30, 2009 from $1,288,000 for the same period in 2008 due primarily to reductions in accrued incentive compensation expense and reductions in employee pension benefits costs. Occupancy and equipment expense decreased $23,000, or 3.6%, to $613,000 for the three months ended June 30, 2009 from $636,000 for the same period in 2008 due primarily to lower depreciation expenses as a result of reductions in capital expenses for the current year. Deposit insurance premiums expense increased $266,000, to $273,000 for the three months ended June 30, 2009 from $7,000 for the same period in 2008, due to higher FDIC premium assessments as a result of a special assessment that was charged to all federally insured banks and an increase in assessment rates. Professional services expense decreased $19,000, or 18.3%, to $85,000 for the three months ended June 30, 2009 from $104,000 for the same period in 2008 due primarily to reduction in legal and consultant expenses. Advertising/public relations expense decreased $54,000, or 66.7%, to $27,000 for the three months ended June 30, 2009 from $81,000 for the same period in 2008 due primarily to lower deposit product and promotion expenses. Loan operations expense increased $60,000, or 187.5%, to $92,000 for the three months ended June 30, 2009 from $32,000 for the same period in 2008, due primarily to higher costs associated with loan foreclosures. Intangible amortization expense decreased $28,000, or 26.9%, to $76,000 for the three months ended June 30, 2009 from $104,000 for the same period in 2008, due to deposit premiums related to branch acquisitions becoming fully amortized. Items processing expense increased $12,000, or 18.2%, to $78,000 for the three months ended June 30, 2009 from $66,000 for the same period in 2008, due primarily to an increase in transaction accounts and the installation of branch capture units in banking centers.

Results of operations for the six months ended June 30, 2009 and 2008

General

The Corporation recorded a net loss of $2,261,000 for the six months ended June 30, 2009 as compared to net income of $736,000 for the same period in 2008. The decrease in net income for the period was due primarily to provision for loan losses of $3,625,000 for the six months ended June 30, 2009 compared to $675,000 for the six months ended June 30, 2008. In addition, the operating results were impacted by a compression of the net interest margin caused by declining interest rates and a decrease in non-interest income due to an other than temporary impairment charge of $1,091,000 related to investment securities. The other than temporary impairment charge of $1,091,000 was due to write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities.

Average Yields and Rates
    (dollars in thousands)

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$282,936	$7,240	5.12%	$270,183	$9,000	6.66%
Mortgage-backed securities	78,292	2,032	5.19%	51,472	1,363	5.30%
Investment securities	46,107	1,167	5.06%	49,128	1,365	5.56%
Other interest-earning assets	18,452	42	0.46%	6,090	147	4.84%
Total interest-earning assets	425,787	10,481	4.92%	376,873	11,875	6.08%
Non-interest-earning assets	29,964			32,791
Total assets	$455,751			$409,664
Interest-bearing liabilities:
Deposits	308,403	4,203	2.73%	255,787	4,680	3.66%
Floating rate junior subordinated deferrable interest debentures	12,372	285	4.61%	12,372	384	6.21%
FHLB advances and other borrowings	85,604	1,542	3.60%	94,244	1,845	3.92%
Total interest-bearing liabilities	406,379	6,030	2.97%	362,403	6,909	3.81%
Non-interest-bearing sources:
Non-interest-bearing deposits	18,671			16,808
Non-interest-bearing liabilities	2,981			2,951
Total liabilities	428,031			382,162
Shareholders’ equity	27,720			27,502
Total liabilities and shareholders’ equity	$455,751			$409,664
Net interest income		$4,451			$4,966
Interest rate spread			1.95%			2.49%
Impact of non-interest-bearing deposits			0.14			0.15
Net interest margin			2.09%			2.64%

(1) Average balances of loans include non-accrual loans.

Interest Income

Interest income decreased $1,394,000, or 11.7%, to $10,481,000 for the six months ended June 30, 2009 as compared to the same period in 2008. Interest income on loans decreased by 19.6%, or $1,760,000, to $7,240,000 for the six months ended June 30, 2009 from $9,000,000 for the six months ended June 30, 2008, due to declining market interest rates, offset by a higher average balance of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $366,000 for the six months ended June 30, 2009 to $3,241,000 from $2,875,000 during the same period in 2008 due to higher average balances, partially offset by lower investment yields due to declining market interest rates.

Interest Expense

Interest expense decreased $879,000, or 12.7%, to $6,030,000 for the six months ended June 30, 2009 as compared to $6,909,000 for the six months ended June 30, 2008. Interest expense on deposit accounts decreased $477,000, or 10.2%, to $4,203,000 for the six months ended June 30, 2009 from $4,680,000 during the same period in 2008 due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts, offset by higher average balances. The Corporation continues to target lower cost demand deposit accounts versus higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $303,000, or 16.4%, for the six months ended June 30, 2009 as compared to the same period in the previous year due to lower market interest rates and lower average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $99,000, or 25.8%, to $285,000 for the six months ended June 30, 2009 from $384,000 during the same period in 2008 due to lower market rates.

Provision for Loan Losses

During the six months ended June 30, 2009, the provision for loan losses was $3,625,000 as compared to $675,000 for the same period in the previous year due to an increase in nonperforming loans and loans charged-off and loan growth. During the six months ended June 30, 2009, bad debt charge-offs, net of recoveries, were $2,561,000 as compared to $246,000 for the same period in the previous year. The increase in bad debt charge-offs over the previous year relates to additional write-downs required for commercial real estate loans during the six months ended June 30, 2009. The Corporation’s loan loss allowance at June 30, 2009 was approximately 2.8% of the Corporation’s outstanding loan portfolio compared to 1.3% of the Corporation’s outstanding loan portfolio at June 30, 2008.

The changes in the allowance for loan losses consisted of the following for the three months ended June 30, 2009.

(in thousands)
Balance at beginning of period	$6,778

Provision for loan losses	3,625

Charge-offs, net	(2,561)

Balance at end of period	$7,842

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2009	December 31, 2008
Non-accruing loans which are contractually past due 90 days or more:

Residential real estate	$535	$389
Commercial	19,239	13,345
Consumer	1,225	2,267
Total nonperforming loans	20,999	16,001

Real estate acquired through foreclosure and repossessed assets	3,622	667
Total nonperforming assets	$24,621	$16,668

Nonperforming loans to total loans	8.95%	5.98%

Nonperforming assets to total assets	5.30%	3.84%

Allowance for loan losses to total loans outstanding	2.85%	2.37%

Allowance for loan losses to Nonperforming loans	37.34%	42.36%

Allowance for loan losses	$7,842	$6,778

Loans which management identifies as impaired generally will be nonperforming loans. Non-performing assets increased $7,953,000 to $24,621,000 at June 30, 2009, or 5.30% of total assets, as compared to $16,668,000 or 3.84% of total assets, at December 31, 2008. The majority of this increase relates primarily to four commercial  real estate relationships totaling $9,700,000 that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner. These loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangement can be made. Interest income that would have been recorded for the period ended June 30, 2009 had non-accruing loans been current in accordance with their original terms amounted to approximately $457,000. There was no interest included in interest income on such loans for the period ended June 30, 2009. Management has allocated specific reserves to these and other non-accrual loans that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for nonperforming loans at June 30, 2009 were $4,450,000 compared to $3,536,000 for nonperforming loans at December 31, 2008. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of specific reserves in the allowance for loan losses and established impairment of these loans will be adequate to account for the current risk associated with these loans as of June 30, 2009. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process.

Included in nonperforming assets as of June 30, 2009 is $3.6 million in other real estate owned, or 14.7% of total nonperforming assets as of this date. The balance in other real estate owned consists of property acquired through foreclosure. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying value of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Non-Interest Income

Total non-interest income decreased $983,000, or 56.7%, to $751,000 for the six months ended June 30, 2009 from $1,734,000 for the same period in the previous year. The decrease was due primarily to other than temporary impairment charges of $1,091,000 from write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Fees from financial services decreased $97,000, or 6.4%, to $1,410,000 for the six months ended June 30, 2009 from $1,507,000 for the same period in the previous year. The decrease was due to lower loan fees from a reduction in loan volumes along with lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes. Gain on sale of investments were $379,000 for the six months ended June 30, 2009 compared to $177,000 for the same period in the previous year, as the Corporation sold investment securities in order to improve yield spreads and to fund growth in higher-yielding loans.

Non-Interest Expense

For the six months ended June 30, 2009, total non-interest expense increased $61,000, or 1.2%, to $5,133,000 from $5,072,000 for the same period in 2008. Compensation and employee benefits decreased $266,000, or 10.2%, to $2,335,000 for the six months ended June 30, 2009 from $2,601,000 for the same period in 2008 due primarily to reductions in accrued incentive compensation expense and reductions in employee pension benefits costs. Occupancy and equipment expense decreased $33,000, or 2.6%, to $1,224,000 for the six months ended June 30, 2009 from $1,257,000 for the same period in 2008 due primarily to lower depreciation expenses as a result of reductions in capital expenses for the current year. Deposit insurance premiums expense increased $314,000, to $329,000 for the six months ended June 30, 2009 from $15,000 for the same period in 2008, due to higher FDIC premium assessments as a result of a special assessment that was charged to all federally insured banks. Professional services expense decreased $26,000, or 12.8%, to $177,000 for the six months ended June 30, 2009 from $203,000 for the same period in 2008 due primarily to reduction in legal and consultant expenses. Advertising/public relations expense decreased $86,000, or 60.1%, to $57,000 for the six months ended June 30, 2009 from $143,000 for the same period in 2008 due primarily to lower deposit product and promotion expenses. Loan operations expense increased $113,000, or 171.2%, to $179,000 for the six months ended June 30, 2009 from $66,000 for the same period in 2008, due primarily to higher costs associated with loan foreclosures. Intangible amortization expense decreased $37,000, or 17.8%, to $171,000 for the six months ended June 30, 2009 from $208,000 for the same period in 2008, due to deposit premiums related to branch acquisitions becoming fully amortized. Items processing expense increased $51,000, or 44.0%, to $167,000 for the six months ended June 30, 2009 from $116,000 for the same period in 2008, due primarily to an increase in transaction accounts and the installation of branch capture units in banking centers.

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

The Corporation did not repurchase any shares during the three months ended June 30, 2009. As part of the Corporation’s participation in the Troubled Asset Relief Program Capital Purchase Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued to the Treasury Department has been redeemed in full or transferred to non-affiliates, the Corporation cannot repurchase any shares of its common stock without the prior approval of the Treasury Department.

Item  3.           Defaults upon Senior Securities

Not applicable.

Item  4.           Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Corporation was held on April 22, 2009. The results of the vote on the matters presented at the meeting is as follows:

1.	The following individuals were elected as directors, each for a three-year term by the following vote:
Votes For	Votes Withheld

Russell H. Smart	1,268,931	109,059
Philip C. Wilkins	1,268,993	108,997

2.	The following individual was elected as directors for a one-year term by the following vote:
Votes For	Votes Withheld

Dwight V. Neese	1,263,458	114,532

3.	The appointment of Elliott Davis, LLC, as auditors for the Corporation for the year ending December 31, 2008 was ratified by the stockholders by the following vote:

For 1,395,350	Against 19,779	Abstain 3,480

Item 5.            Other Information

None

Item  6.           Exhibits

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

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: August 7, 2009                                                           By: /s/ Dwight V. Neese
Dwight V. Neese, President and
Chief Executive Officer

Date: August 7, 2009                                                           By:  /s/ Richard H. Flake
Richard H. Flake, Executive Vice President
and Chief Financial Officer