Form 10-Q
period 2009-09-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2009-11-10
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes           No X

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of November 6, 2009.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

INDEX
Part I.	Financial Information	Page

Part II.	Other Information

Part 1.    Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$10,759	8,424
Federal funds sold	9,523	12,946
Cash and cash equivalents	20,282	21,370
Investment and mortgage-backed securities
Held to maturity (market value of $3,984,000 and $2,310,000 at September 30, 2009 and December 31, 2008)	3,934	2,430
Available for sale	140,713	100,418
Total investment and mortgage-backed securities	144,647	102,848

Loans, net of unearned fees	272,292	285,443
Allowance for loan losses (ALL)	(9,063)	(6,778)
Loans, net of ALL	263,229	278,665

Real estate acquired through foreclosure	6,129	667
Office properties and equipment, net	5,522	5,837
Federal Home Loan Bank stock, at cost	3,947	3,929
Federal Reserve Bank stock, at cost	832	599
Accrued interest receivable	2,233	2,087
Intangible assets	1,426	2,845
Cash surrender value of life insurance	9,232	9,577
Other assets	7,797	5,794
TOTAL ASSETS	$465,276	$434,218

LIABILITIES

Demand and savings deposits	$154,235	$119,755
Time deposits	182,445	187,066
Total deposits	336,680	306,821
Advances from the Federal Home Loan Bank	64,500	69,500
Securities sold under agreements to repurchase	17,365	19,005
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	667	701
Other liabilities	2,579	1,895
TOTAL LIABILITIES	434,163	410,294

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500, 000 shares
issued and outstanding - 9,266 and 0 shares	9,244	--
at September 30, 2009 and December 31, 2008, respectively
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued and outstanding - 1,790,599 shares at September 30, 2009	20	20
and 1,787,092 at December 31, 2008, respectively
Common stock warrants	25	--
Additional paid-in capital	12,919	12,903
Accumulated other comprehensive income (loss)	(589)	(1,696)
Retained earnings, substantially restricted	15,794	18,997
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	31,113	23,924

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$465,276	$434,218

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)		(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$3,640	$4,240	$10,881	$13,240
Deposits and federal funds sold	5	23	18	45
Interest and dividends on mortgage-backed securities	897	618	2,929	1,981
Interest and dividends on investment securities	810	652	2,006	2,142
Total interest income	5,352	5,533	15,834	17,408

Interest Expense:
Deposit accounts	2,010	2,104	6,214	6,784
Floating rate junior subordinated deferrable interest debentures	125	169	410	554
Advances from the FHLB and other borrowings	763	864	2,304	2,708
Total interest expense	2,898	3,137	8,928	10,046

Net Interest Income	2,454	2,396	6,906	7,362
Provision for loan losses	1,425	615	5,050	1,290
Net interest income after
provision for loan losses	1,029	1,781	1,856	6,072

Non-Interest Income:
Fees for financial services	757	823	2,166	2,330
Other fees, net	14	21	68	70
Other-than-temporary-impairment write-down on securities	(739)	--	(1,830)	--
Net gain on sale of investments	381	218	760	396
Total non-interest income	413	1,062	1,164	2,796

Non-Interest Expense:
Compensation and employee benefits	1,090	1,127	3,424	3,728
Occupancy and equipment	729	618	1,953	1,875
Deposit insurance premiums	127	30	457	45
Professional services	95	79	272	282
Advertising and public relations	8	44	65	186
Loan operations	38	38	216	104
Intangible amortization	76	104	247	312
Items processing	93	71	260	187
Telephone	46	56	147	151
Other	178	289	572	658
Total non-interest expense	2,480	2,456	7,613	7,528

Income (loss) before income taxes	(1,038)	387	(4,593)	1,340
Provision (benefit) for income taxes	(402)	81	(1,696)	298
Net income (loss)	$(636)	$306	$(2,897)	$1,042
Accretion of preferred stock to redemption value and preferred dividends accrued	118	--	263	--
Net income (loss) to common shareholders	$(754)	$306	$(3,160)	$1,042

Net income (loss) per common share (basic)	$(0.42)	$0.17	$(1.77)	$0.58

Net income (loss) per common share (diluted)	$(0.42)	$0.17	$(1.77)	$0.58

Cash dividend per common share	$--	$0.115	$0.060	$0.345

Weighted average number of common shares outstanding

Basic	1,790,599	1,784,549	1,789,455	1,783,810

Diluted	1,790,599	1,786,274	1,789,455	1,791,424

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008 (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net income (loss)	$(2,897)	$1,042
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Provision for loan losses	5,050	1,290
Amortization of intangibles	247	312
Depreciation expense	404	501
Recognition of deferred income, net of costs	(271)	(366)
Deferral of fee income, net of costs	218	303
Other than temporary impairment charge on AFS securities	1,830	--
Adjustment to goodwill	1,172	--
Gain on investment transactions	(760)	(396)
Gain on sale of assets acquired from foreclosed loans	(2)	--
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(146)	847
Increase in cash surrender value of life insurance	(300)	(300)
(Increase) decrease in real estate acquired through foreclosure	(5,460)	768
Increase in other assets	(2,003)	(1,107)
Increase (decrease) in other liabilities	685	(1,220)
Decrease in accrued interest payable	(34)	(89)

Net cash (used) provided by operating activities	(2,267)	1,585

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(119,123)	(44,702)
Held to maturity	(1,504)	--
Proceeds from sale of investment and mortgage-
backed securities available for sale	35,747	22,676
Proceeds from maturity of investment and mortgage-
backed securities:
Available for sale	24,477	35,328
Held to maturity	250	696
Principal repayments on mortgage-backed securities:		--
Available for sale	18,391	6,546
Net decrease (increase) in loans	10,370	(24,296)
Purchase of FHLB/FRB stock	(251)	(103)
Proceeds from sales of foreclosed assets, net of costs and improvements	69	--
Purchase of office properties and equipment	(89)	(366)

Net cash used by investing activities	(31,663)	(4,221)

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan	16	90
Proceeds from issuance of preferred stock	9,240	--
Proceeds from issuance of warrants	25	--
Proceeds from redemption of life insurance	645	--
Dividends paid in cash	(107)	(616)
Dividends paid on preferred stock	(196)	--
Proceeds from the exercise of stock options	--	2
Split dollar post retirement liability recapitalization	--	(60)
Share repurchase program	--	(335)
Increase in term borrowings	--	1,000
Decrease in other borrowings	(6,640)	(3,360)
Increase in deposit accounts	29,859	3,148

Net cash (used) provided by financing activities	32,842	(131)

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(1,088)	(2,767)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	21,370	11,890

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$20,282	$9,123

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$510	$331
Interest	8,962	10,135

Non-cash transactions:
Loans foreclosed	$5,868	$50

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2009 and 2008 (unaudited)

							Retained	Accumulated
						Additional	Earnings,	Other		Total
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Treasury Stock	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	at Cost	Equity
	(Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2007			1,794,866	$20		$12,781	$20,276	$191	$(5,955)	$27,313

Net income							1,042			1,042

Other comprehensive loss, net of tax on
unrealized holding losses on securities available for sale
arising during period								(1,269)		(1,269)
Less reclassification adjustment for gains included								308		308
in net income
Comprehensive income										81

Stock option activity, net			1,424			2				2

Dividend reinvestment plan contributions			6,784			90				90

Cumulative effect of change in accounting principal							(60)			(60)

Share repurchase program			(18,620)						(335)	(335)

Cash dividend ($.345 per share)							(616)			(616)

BALANCE AT SEPTEMBER 30, 2008			1,784,454	$20		$12,873	$20,642	$(770)	$(6,290)	$26,475

BALANCE AT DECEMBER 31, 2008			1,787,092	$20		$12,903	$18,997	$(1,696)	$(6,300)	$23,924

Net income (loss)							(2,897)			(2,897)

Other comprehensive loss, net of tax on
unrealized holding losses on securities available for sale
arising during period								1,774		1,774
Less reclassification adjustment for gains and other than								(667)		(667)
temporary investment charge in net loss
Comprehensive loss										(1,790)

Dividend reinvestment plan contributions			3,507			16				16

Issuance of preferred stock	9,266	9,240								9,240

Issuance of common stock warrants					25					25

Accretion of Preferred Stock to redemption value		4					(4)			--

Preferred stock dividend							(195)			(195)

Cash dividend ($.06 per share)							(107)			(107)

BALANCE AT SEPTEMBER 30, 2009	9,266	$9,244	1,790,599	$20	$25	$12,919	$15,794	$(589)	$(6,300)	$31,113

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire calendar year. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed, as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.

In connection with the preparation of these financial statements, the Corporation has evaluated events and transactions through September 30, 2009, which is the date the financial statements were issued.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Corporation’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

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

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Corporation and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Corporation does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Corporation does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation   of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Corporation has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2. Income (Loss) Per Share

Basic income (loss) per common share amounts for the three and nine months ended September 30, 2009 and 2008 were computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. Common stock equivalents included in the diluted earnings (loss) per share calculation for the nine months ended September 30, 2009 and 2008 were 0 and 7,614, respectively. Anti-dilutive common stock equivalents that were excluded in the diluted earnings per share calculation for the nine months ended September 30, 2009 and 2008 were 94,113 and 85,157, respectively.

3. Assets Pledged

Approximately $91,023,000 and $80,590,000 of debt securities at September 30, 2009 and December 31, 2008, respectively, were pledged by Provident Community Bank, N.A. (the “Bank”) as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures

On July 18, 2006, Provident Community Bancshares Capital Trust I (“Capital Trust I”) was formed. The Corporation is the owner of all of the common securities of Capital Trust I. On July 21, 2006, Capital Trust I issued $4,000,000 in the form of fixed/floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation’s $124,000 capital contribution for Capital Trust I’s common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due October 1, 2036, which constitute the sole asset of Capital Trust I. The interest rate on the debentures and the capital securities will be equal to 7.393% for the first five years. Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events.

On November 28, 2006, Provident Community Bancshares Capital Trust (“Capital Trust II”) was established. The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust issued on December 18, 2001. The proceeds from this issuance, along with the Corporation’s $248,000 capital contribution for the Trust’s common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due March 1, 2037, which constitute the sole asset of the Capital Trust II. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events.

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at September 30,
Name	2009	2008	Rate	Prepayment Option Date	Maturity	Distribution Payment Frequency
Provident Community Bancshares Capital Trust I	4,000,000	4,000,000	7.39%	October 1, 2011	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.09%	March 1, 2012	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

5. Contingencies and loan commitments

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at September 30, 2009 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$1,050,000
Commitments of fund commercial and construction loans	504,000
Unused portions of loans and credit lines	37,017,000
Total loan commitments	$38,571,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at September 30, 2009 consisted of fixed and adjustable rate loans at rates ranging from 5.5% to 7.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $38,571,000 at September 30, 2009. Of these lines, the outstanding loan balances totaled approximately $67,311,000.

6. Fair Value of Financial Instruments

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted SFAS  No. 157 ( FASB ASC 825-10-50) (“SFAS 157”) Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS No. 157 requires disclosures about the  fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment  securities) or on a nonrecurring basis (for example, impaired loans).

Fair Value Hierarchy

FASB ASC Topic 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. Therefore, at September 30, 2009, loans classified as impaired totaled $23.9 million and carried a specific reserve of $5.5 million. At September 30, 2009 total impaired loans that did not carry a specific reserve were $9.4 million. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Corporation records the impaired loans as nonrecurring Level 3.

Real Estate Acquired Through Foreclosure

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the OREO as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at September 30, 2009 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$140,713,000	$63,235,000	$73,339,000	$4,139,000

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$100,418,000	$28,236,000	$67,337,000	$4,845,000

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Investment Securities Available-for-Sale
Beginning balance at December 31, 2008	$4,845,000
Transfers in and/or out of Level 3	(706,000)
Ending balance at September 30, 2009	$4,139,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis at September 30, 2009 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Loans	$20,662,000	$--	$--	$20,662,000
Other real estate owned	6,129,000	--	--	6,129,000
Goodwill and intangible assets	1,426,000	--	--	1,426,000
Total assets at fair value	$28,217,000	$--	$--	$28,217,000

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2008 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Loans	$16,001,000	$--	$--	$16,001,000
Other real estate owned	667,000	--	--	667,000
Goodwill and intangible assets	2,845,000	--	--	2,845,000
Total assets at fair value	$19,513,000	$--	$--	$19,513,000

The estimated fair values of the Corporation’s financial instruments were as follows at September 30, 2009
(in thousands):
	September 30, 2009
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$20,282	$20,282
Securities available for sale	140,713	140,713
Securities held to maturity	3,934	3,984
Federal Home Loan Bank stock, at cost	3,947	3,947
Federal Reserve Bank stock, at cost	832	832
Loans, net	263,229	268,903
Accrued interest receivable	2,233	2,233
Cash surrender value of life insurance	9,232	9,232

Financial liabilities
Deposits	$336,680	$340,468
Advances from FHLB and other borrowings	64,500	65,661
Securities sold under agreement to repurchase	17,365	17,485
Floating rate junior subordinated deferrable interest debentures	12,372	11,910
Accrued interest payable	667	667

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(38,571)	$(38,571)

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2008
 (in thousands):
	December 31, 2008
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$21,370	$21,370
Securities available for sale	100,418	100,418
Securities held to maturity	2,430	2,310
Federal Home Loan Bank stock, at cost	3,929	3,929
Federal Reserve Bank stock, at cost	599	599
Loans, net	278,665	286,004
Accrued interest receivable	2,087	2,087
Cash surrender value of life insurance	9,577	9,577

Financial liabilities
Deposits	$306,821	$315,542
Advances from FHLB and other borrowings	69,500	70,394
Securities sold under agreement to repurchase	19,005	19,232
Floating rate junior subordinated deferrable interest debentures	12,372	11,636
Accrued interest payable	701	701

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(55,845)	$(55,845)

7. Preferred Stock

On March 13, 2009, as part of the United States Department of the Treasury’s Capital Purchase Program, the Corporation issued 9,266 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 178,880 shares of the Corporation’s common stock for a period of ten years at an exercise price of $7.77 per share,  in exchange for $9,266,000 in cash from the United States Department of the Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant.  As a result, $25,000 of the proceeds were allocated to the warrant, which increased additional paid-in-capital from common stock.  The amount allocated to the warrant is considered a discount on the preferred stock and will be amortized using the level yield method over a five-year period through a charge to retained earnings.  Such amortization will not reduce net income, but will reduce income available for common shares.

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

Forward Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain “forward-looking statements” concerning the future operations, plans or strategies of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation’s and the Bank’s market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing and the demand for such products, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state laws and regulations. The Corporation provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2008, including in the Risk Factors section of that report, and in its other SEC reports. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets

Total assets of the Corporation increased $31,058,000, or 7.2%, to $465,276,000 at September 30, 2009 from $434,218,000 at December 31, 2008. Investments and mortgage-backed securities increased $41,799,000, or 40.6%, from December 31, 2008 to September 30, 2009 due to the purchase of agency and mortgage-backed securities that were funded primarily with deposit growth. Net loans decreased $15,436,000 from December 31, 2008 to September 30, 2009, due primarily to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina.

Investment and Mortgage-backed Securities

Included in our investment securities are 7 pooled trust preferred securities with an amortized cost of $10,477,000 and a fair value of $6,998,000. An other than temporary investment charge of $1,830,000 was recorded for the nine-month period ended September 30, 2009 that was related to these trust preferred securities. The  other than temporary impairment charge was due to write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities.

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal Securities	$3,934	$3,984	$2,430	$2,310

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities:
U.S. Agency Obligations	$4	$4	$6	$6
Government Sponsored Enterprises	62,719	63,231	27,901	28,230
Municipal Securities	5,782	6,083	6,135	6,358
Trust Preferred Securities	10,477	6,998	12,325	8,392
Total Investment Securities	78,982	76,316	46,367	42,986
Mortgage-backed Securities:
Fannie Mae	37,457	38,597	31,989	32,385
Ginnie Mae	21,366	22,003	21,311	21,878
Freddie Mac	3,175	3,283	2,551	2,574
Collateralized Mortgage Obligations	638	514	809	595
Total Mortgage-backed Securities	62,636	64,397	56,660	57,432
Total Available for Sale	$141,618	$140,713	$103,027	$100,418

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at September 30, 2009 was 4.96% compared to 5.42%   at September 30,2008. The carrying values of the investment securities at September 30, 2009 and 2008 and percentage of each category to total investments are as follows:

	September 30, 2009		September 30, 2008
Available for sale:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Investment securities:
U.S. Agency obligations	$4	0.00%	$12,307	14.04%
Government Sponsored Enterprises	63,231	44.94	4,952	5.65
Municipal securities	6,083	4.32	6,311	7.20
Trust Preferred securities	6,998	4.97	11,273	12.86
Total investment securities	76,316	54.23	34,843	39.75
Mortgage-backed and related securities	64,397	45.77	52,811	60.25
Total	$140,713	100.00%	$87,654	100.00%

	September 30, 2009		September 30, 2008
Held to maturity:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Municipal securities	$3,934	100.00%	$2,430	100.00%

The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt    and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. No securities have been classified as trading securities.

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

The amortized cost and fair value of investment securities are summarized as follows:

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of September 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Municipal Securities	$3,934	$61	$(11)	$3,984

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of September 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$4	$–	$--	$4
Government Sponsored Enterprises	62,719	530	(18)	63,231
Municipal Securities	5,782	301	–	6,083
Trust Preferred Securities	10,477	–	(3,479)	6,998
Total Investment Securities	78,982	831	(3,497)	76,316
Mortgage-backed Securities:
Fannie Mae	37,457	1,140	–	38,597
Ginnie Mae	21,366	637	–	22,003
Freddie Mac	3,175	108	–	3,283
Collateralized Mortgage Obligations	638	–	(124)	514
Total Mortgage-backed Securities	62,636	1,885	(124)	64,397
Total available for sale	$141,618	$2,716	$(3,621)	$140,713

The maturities of securities at September 30, 2009 are as follows (in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$--	$--	$627	$634
Due after one year through five years	--	--	431	437
Due after five years through ten years	--	--	21,838	21,956
Due after ten years	3,934	3,984	118,722	117,686
Total investment and mortgage-backed securitiesbacked securities	$3,934	$3,984	$141,618	$140,713

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

U.S. Agency Obligations	$–	$–	$–	$–	$–	$–
Government Sponsored Enterprises	14,987	18	–	–	14,987	18
Municipal Securities	–	–	–	–	–	–
Trust Preferred Securities	–	–	6,998	3,479	6,998	3,479
Mortgage-backed Securities	20	–	551	125	571	125
Total	$15,007	$18	$7,549	$3,604	$22,556	$3,622

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

U.S. Agency Obligations	$–	$–	$–	$–	$–	$–
Government Sponsored Enterprises	3,000	2	–	–	3,000	2
Municipal Securities	–	–	–	–	-–	–
Trust Preferred Securities	–	–	8,392	3,933	8,392	3,933
Mortgage-backed Securities	126	3	8,629	277	8,755	280
Total	$3,126	$5	$17,021	$4,210	$20,147	$4,215

Loans

Net loans decreased to $263,229,000 at September 30, 2009 compared to $278,665,000 at December 31, 2008. The Corporation had loan originations of $39.9 million for the nine-month period ended September 30, 2009 that were offset by loan amortization and payoffs. The Corporation continues to focus on growth of higher yielding consumer loans and specific commercial lending products that minimizes concentration risk to the loan portfolio. However, more conservative underwriting standards and lower customer demand has contributed to the reduction in the loan portfolio in 2009.

Loans receivable consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Mortgage loans:
Fixed-rate residential	$10,561	$12,847
Adjustable-rate residential	6,344	7,388
Commercial real estate	115,767	110,589
Construction	3,541	5,867
Total mortgage loans	136,213	136,691
Commercial loans:
Commercial non-real estate	33,688	27,946
Commercial lines of credit	49,515	66,066
Total commercial loans	83,203	94,012
Consumer loans:
Home equity	17,473	17,371
Consumer and installment	35,798	39,301
Consumer lines of credit	323	330
Total consumer loans	53,594	57,002
Total loans	273,010	287,705
Less:
Undisbursed portion of interim
construction loans	(504)	(1,926)
Unamortized loan discount	(318)	(383)
Allowance for loan losses	(9,063)	(6,778)
Net deferred loan origination costs	104	47
Total, net	$263,229	$278,665

Weighted-average interest rate of loans	5.25%	5.47%

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2009	December 31, 2008
Non-accruing loans which are contractually past due 90 days or more:
Residential real estate	$595	$389
Commercial	19,017	13,345
Consumer	1,050	2,267
Total nonperforming loans	20,662	16,001

Real estate acquired through foreclosure and repossessed assets	6,129	667
Total nonperforming assets	$26,791	$16,668

Nonperforming loans to total loans	7.59%	5.61%

Nonperforming assets to total assets	5.76%	3.84%

Allowance for loan losses to total loans outstanding	3.33%	2.37%

Allowance for loan losses to Nonperforming loans	43.86%	42.36%

Allowance for loan losses	$9,063	$6,778

Loans which management identifies as impaired generally will be nonperforming loans. Non-performing assets increased $10,123,000 to $26,791,000 at September 30, 2009, or 5.76% of total assets, as compared to $16,668,000 or 3.84% of total assets, at December 31, 2008. The majority of this increase relates primarily to four commercial real estate relationships totaling $9,700,000 that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner. These loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made. Interest income that would have been recorded for the period ended September 30, 2009 had non-accruing loans been current in accordance with their original terms amounted to approximately $728,000. There was no interest included in interest income on such loans for the period ended September 30, 2009. Management has allocated specific reserves to these and other non-accrual loans that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for nonperforming loans at September 30, 2009 were $5,453,000 compared to $3,536,000 for nonperforming loans at December 31, 2008. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of specific reserves in the allowance for loan losses and established impairment of these loans will be adequate to account for the current risk associated with these loans as of September 30, 2009. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process.

Real estate acquired through foreclosure increased $5,462,000, to $6,129,000 at September 30, 2009 from $667,000 at December 31, 2008, as a result of foreclosure on commercial real estate properties. Approximately 88%, or $4,800,000, of the increase was due to the foreclosure of two commercial real estate projects where  the collateral values are supported by residential housing and undeveloped land. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying value of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

At September 30, 2009, criticized and classified loans totaled $31,895,000, compared to $27,042,000 at March 31, 2009 and $28,332,000 at December 31, 2008. Our nonperforming and impaired loans, net of specific reserves, totaled $18,405,000 at September 30, 2009 compared to $10,918,000 at September 30, 2008. Nonperforming and impaired loans, net of specific reserves, totaled $13,740,000 at March 31, 2009 and $12,465,000 at December 31, 2008. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Other Assets

Cash surrender value of life insurance decreased $345,000, or 3.6%, to $9,232,000 at September 30, 2009 from $9,577,000 at December 31, 2008, due primarily to the redemption of certain life insurance policies on former employees and to reduce carrier exposure.

Intangible assets decreased $1,419,000, or 49.9%, to $1,426,000 at September 30, 2009 from $2,845,000 at December 31, 2008, due to an adjustment to the goodwill valuation that was offset against deferred income taxes. This adjustment resulted from our review of prior income tax returns and the discovery of a misclassification from our business combination in 1999.

Other assets increased $2,003,000, or 34.6%, to $7,797,000 at September 30, 2009 from $5,794,000 at December 31, 2008, due primarily to an increase in a net deferred tax receivable that was related to the mark-to-market adjustment for investments available for sale.

Liabilities

Total liabilities increased $23,869,000 to $434,163,000 at September 30, 2009 from $410,294,000 at December 31, 2008. Deposits increased $29,859,000, or 9.7%, to $336,680,000 at September 30, 2009 from $306,821,000 at December 31, 2008. The overall growth includes a $34,480,000 increase in transaction accounts as a result of a special product promotion, while certificate accounts decreased $4,621,000. The Corporation continues to target lower-cost demand deposit accounts through media advertising and special product promotions.

Deposit accounts were as follows (in thousands):

	September 30, 2009			December 31, 2008
	Rate	Balance	%	Rate	Balance	%

Account Type
NOW accounts:
Commercial non-interest-bearing	--	$18,793	5.58%	--	$17,002	5.54%
Non-commercial	2.48%	91,661	27.22%	2.06%	68,033	22.18%
Money market checking accounts	1.55%	30,134	8.95%	2.17%	22,313	7.27%
Regular savings	0.48%	13,647	4.06%	0.57%	12,407	4.04%
Total demand and savings deposits	1.81%	154,235	45.81%	1.92%	119,755	39.03%
Time deposits:
Up to 3.00%		105,382	31.30%		41,720	13.60%
3.01%- 4.00%		33,268	9.88%		79,176	25.80%
4.01%- 5.00%		42,794	12.71%		58,962	19.22%
5.01%- 6.00%		973	0.29%		7,180	2.34%
6.01%- 7.00%		28	0.01%		28	0.01%
Total time deposits	2.73%	182,445	54.19%	3.56%	187,066	60.97%
Total deposit accounts	2.32%	$336,680	100.00%	2.91%	$306,821	100.00%

FHLB advances decreased $5,000,000 to $64,500,000 at September 30, 2009 from $69,500,000 at December 31, 2008.The maturity of the advances from the FHLB is as follows (in thousands):

	September 30, 2009		December 31, 2008
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate

Contractual Maturity:
Within one year - fixed rate	$5,000	4.93%	$5,000	2.93%
After one but within three years - fixed rate	--	--%	5,000	4.93%
After one but within three years - adjustable rate	22,000	4.58%	22,000	4.58%
Greater than five years - adjustable rate	37,500	3.89%	37,500	3.89%
Total advances	$64,500	4.20%	$69,500	4.11%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

On March 13, 2009, the Corporation sold $9,266,000 in preferred shares and warrants to purchase 178,880 shares of common stock, $0.01 par value, at an exercise price of $7.77 per share to the United States Department of Treasury pursuant to the federal government’s Troubled Asset Relief Program Capital Purchase Program. Shareholders’ equity increased $7,189,000, or 30.1%, to $31,113,000 at September 30, 2009 from $23,924,000 at December 31, 2008 due primarily to the share issuance of $9,266,000 and a $1,107,000 decrease in unrealized losses on securities available for sale, offset by common stock dividend payments of $0.06 per share at a cost of $107,000, preferred stock dividend payments of $196,000 and a net loss of

$2,897,000. At September 30, 2009, all of the Bank’s capital ratios continued to be sufficient to classify it as a well-capitalized institution by regulatory measures.

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

At September 30, 2009, the Corporation’s investment in marketable securities totaled $144,647,000, nearly all    of which was available for sale. Approximately $91,023,000 and $80,590,000 of debt securities at September 30, 2009 and December 31, 2008, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $38,571,000 at September 30, 2009. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from September 30, 2009, totaled $144,600,000. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At September 30, 2009, the Corporation had outstanding $64,500,000 of FHLB borrowings and $17,365,000 of securities sold under agreements to repurchase. At September 30, 2009, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4,000,000 and the ability to borrow an additional $57,000,000 from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares’ primary sources of income are proceeds that it retained from its offering of preferred stock and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency cannot exceed retained net income for that year combined with retained net income for two years less any transfers to surplus and capital distributions. At September 30, 2009, Provident Community Bancshares, Inc. had liquid assets of $1,882,000.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital  to average assets (as defined in the regulations). Management believes, as of September 30, 2009, that the Bank and the Corporation met the capital adequacy requirements to which they are subject.
As of September 30, 2009, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.
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

	September 30, 2009

	Actual		Regulatory Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	$	%	$	%	$	%
Leverage ratio
Corporation	40,843	8.80%	18,568	4.00%	n/a	n/a
Bank	40,470	8.73%	18,553	4.00%	23,191	5.00%

Tier 1 capital ratio
Corporation	40,843	13.23%	12,352	4.00%	n/a	n/a
Bank	40,470	13.12%	12,338	4.00%	18,507	6.00%

Total risk-based capital ratio
Corporation	46,196	14.96%	24,704	8.00%	n/a	n/a
Bank	44,390	14.39%	24,676	8.00%	30,844	10.00%

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of  legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $38,571,000 at September 30, 2009. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the period ended September 30, 2009, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation or cash flows.

Results of operations for the three months ended September 30, 2009 and 2008

General

The Corporation recorded a net loss of $636,000 for the three months ended September 30, 2009 as compared to net income of $306,000 for the same period in 2008. An increase in the provision for loan losses to $1,425,000 for the three months ended September 30, 2009 compared to $615,000 for the three months ended September 30, 2008, an other-than-temporary impairment charge of $739,000 on trust preferred securities and higher FDIC premiums all had a negative impact on earnings in 2009. In addition, the operating results were impacted by a compression of the net interest margin caused by declining interest rates.

Average Yields and Rates
    (dollars in thousands)

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$269,458	$3,640	5.40%	$276,410	$4,240	6.14%
Mortgage-backed securities	78,434	897	4.57%	45,984	618	5.38%
Investment securities	66,755	789	4.73%	42,431	609	5.73%
Other interest-earning assets	15,190	26	0.70%	9,642	66	2.75%
Total interest-earning assets	429,837	5,352	4.98%	374,467	5,533	5.91%
Non-interest-earning assets	35,509			33,975
Total assets	$465,346			$408,442
Interest-bearing liabilities:
Deposits	317,559	2,010	2.53%	257,862	2,104	3.26%
Floating rate junior subordinated deferrable interest debentures	12,372	125	4.03%	12,372	169	5.48%
FHLB advances and other borrowings	81,899	763	3.73%	91,577	864	3.77%
Total interest-bearing liabilities	411,830	2,898	2.81%	361,811	3,137	3.47%

Non-interest-bearing sources:
Non-interest-bearing deposits	18,275			16,514
Non-interest-bearing liabilities	3,926			3,098
Total liabilities	434,031			381,423
Shareholders’ equity	31,315			27,019
Total liabilities and shareholders’ equity	$465,346			$408,442
Net interest income		$2,454			$2,396
Interest rate spread			2.17%			2.44%
Impact of non-interest-bearing deposits			0.12			0.12
Net interest margin			2.28%			2.56%

(1) Average balances of loans include non-accrual loans.

Interest Income

Interest income decreased $181,000, or 3.3%, to $5,352,000 for the three months ended September 30, 2009 as compared to the same period in 2008. Interest income on loans decreased by 14.2%, or $600,000, to $3,640,000 for the three months ended September 30, 2009 from $4,240,000 for the three months ended September 30, 2008, due to declining market interest rates and lower average balances of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $419,000, or

32.4%, for the three months ended September 30, 2009 to $1,712,000 from $1,293,000 during the same period in 2008 due to higher average balances, partially offset by lower investment yields due to declining market interest rates.

Interest Expense

Interest expense decreased $239,000, or 7.6%, to $2,898,000 for the three months ended September 30, 2009 as compared to $3,137,000 for the three months ended September 30, 2008. Interest expense on deposit accounts decreased $94,000, or 4.5%, to $2,010,000 for the three months ended September 30, 2009 from $2,104,000 during the same period in 2008 due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts, offset by higher average balances. The Corporation continues to target lower cost demand deposit accounts versus higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $101,000, or 11.7%, for the three months ended September 30, 2009 as compared to the same period in the previous year due primarily to lower average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $44,000, or 26.0%, to $125,000 for the three months ended September 30, 2009 from $169,000 during the same period in 2008 due to lower market rates.

Provision for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. The Board of Directors reviews and approves the appropriate level for
Provident Community Bancshares’s allowance for loan losses quarterly based upon our recommendations, the results of the internal monitoring and reporting system, quarterly external independent loan reviews and the analysis of economic conditions in our local markets. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Loan losses, which include write downs and charge offs are charged directly to the allowance while recoveries are credited against the allowance. The amount of the provision is a function of the level and composition of loans outstanding, the level of nonperforming loans historical loan loss experience, the amount of loan losses actually charged against the reserve during the given period, and current and anticipated economic conditions.

Our allowance for loan losses is based upon judgments and assumption of risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, we monitor overall portfolio quality through observable trends in delinquency, charge offs, and general and economic conditions in the market area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators which may require that we increase the allowance for loan losses. Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information we believe the allowance for loan losses is adequate at September 30, 2009 to meet presently known and inherent risks in the loan portfolio.

During the three months ended September 30, 2009, the provision for loan losses was $1,425,000 as compared to $615,000 for the same period in the previous year due primarily to an increase in nonperforming loans. Nonperforming loans increased $8,529,000 from $12,133,000 at September 30, 2008 to $20,662,000 at September 30, 2009. The increase in nonperforming loans over the previous year related primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner. Specific reserves for nonperforming loans at September 30, 2009 were $5,453,000 compared to $1,303,000 for nonperforming loans    at September 30, 2008. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects further deterioration of economic conditions in the Corporation’s market areas is likely in the short-term, especially with respect to real estate related activities and real property values. Consequently, management expects that further additions in provisions for loan losses could be needed in the future.

The changes in the allowance for loan losses consisted of the following for the three months ended September 30, 2009.

(in thousands)

Balance at beginning of period	$7,842

Provision for loan losses	1,425

Charge-offs, net	(204)

Balance at end of period	$9,063

Non-Interest Income

Total non-interest income decreased $649,000, or 61.1%, to $413,000 for the three months ended September 30, 2009 from $1,062,000 for the same period in the previous year. The decrease was due primarily to an other-than-temporary impairment charge of $739,000 from write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Fees from financial services decreased $66,000, or 8.0%, to $757,000 for the three months ended September 30, 2009 from $823,000 for the same period in the previous year. The decrease was due to lower loan fees from a reduction in loan volumes along with lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes. Gain on sale of investments were $381,000 for the three months ended September 30, 2009 compared to $218,000 for the same period in the previous year as the Corporation sold $15,073,000 in investment securities in order to improve yield spreads and to fund growth in higher-yielding loans.

Non-Interest Expense

For the three months ended September 30, 2009, total non-interest expense increased $24,000 to $2,480,000 from $2,456,000 for the same period in 2008. Compensation and employee benefits decreased $37,000, or 3.3%, to $1,090,000 for the three months ended September 30, 2009 from $1,127,000 for the same period in 2008 due primarily to reductions in accrued incentive compensation expense and reductions in employee pension benefits costs. Occupancy and equipment expense increased $111,000, or 18.0%, to $729,000 for the three months ended September 30, 2009 from $618,000 for the same period in 2008 due primarily to additional expense from outsourcing the staffing function for information technology and higher ATM expense due increased fees and usage. Deposit insurance premiums expense increased $97,000, to $127,000 for the three months ended September 30, 2009 from $30,000 for the same period in 2008, due to higher FDIC premium assessments  and the one-time assessment credit under the Federal Insurance Reform Act being fully utilized in 2008. Professional services expense increased $16,000, or 20.3%, to $95,000 for the three months ended September 30, 2009 from $79,000 for the same period in 2008 due primarily to higher expenses from quarterly loan reviews that were implemented in

2009. Advertising/public rlations expense decreased $36,000, or 81.8%, to $8,000 for the three months ended September 30, 2009 from $44,000 for the same period in 2008 due primarily to lower deposit product and promotion expenses. Intangible amortization expense decreased $28,000, or 26.9%, to $76,000 for the three months ended September 30, 2009 from $104,000 for the same period in 2008, due to deposit premiums related to branch acquisitions becoming fully amortized. Items processing expense increased $22,000, or 31.0%, to $93,000 for the three months ended September 30, 2009 from $71,000 for the same period in 2008, due primarily to an increase in transaction accounts and the installation of branch capture units in banking centers. Other expense decreased $111,000, or 38.4%, to $178,000 for the three months ended September 30, 2009 from $289,000 for the same period in 2008, due primarily to reductions in courier expense as a result of the installation of branch capture and lower loan expense due to reduced loan volumes.

Income taxes

Our benefit for income taxes was $402,000 for the three months ended September 30, 2009 as compared to a provision of $81,000 for the same period in 2008. This income tax benefit was based on the net loss before income taxes of $1,038,000.

Results of operations for the nine months ended September 30, 2009 and 2008

General

The Corporation recorded a net loss of $2,897,000 for the nine months ended September 30, 2009 as compared   to net income of $1,042,000 for the same period in 2008. The decrease in net income for the period was due primarily to provision for loan losses of $5,050,000 for the nine months ended September 30, 2009 compared to $1,290,000 for the nine months ended September 30, 2008. In addition, the operating results were impacted by a compression of the net interest margin caused by declining interest rates and a decrease in non-interest income due to an other than temporary impairment charge of $1,830,000 related to investment securities. The other than temporary impairment charge of $1,830,000 was due to write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities.

Average Yields and Rates
    (dollars in thousands)

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$277,990	$10,881	5.22%	$272,961	$13,240	6.47%
Mortgage-backed securities	78,340	2,929	4.98%	49,629	1,981	5.32%
Investment securities	53,065	1,955	4.91%	46,880	1,943	5.53%
Other interest-earning assets	17,353	69	0.53%	7,282	244	4.45%
Total interest-earning assets	426,748	15,834	4.95%	376,752	17,408	6.16%
Non-interest-earning assets	32,237			32,502
Total assets	$458,985			$409,254
Interest-bearing liabilities:
Deposits	311,337	6,214	2.73%	256,347	6,784	3.53%
Floating rate junior subordinated deferrable interest debentures	12,372	410	4.42%	12,372	554	5.96%
FHLB advances and other borrowings	84,355	2,304	3.64%	93,348	2,708	3.87%

Total interest-bearing liabilities	408,064	8,928	2.92%	362,067	10,046	3.70%
Non-interest-bearing sources:
Non-interest-bearing deposits	18,690			16,846
Non-interest-bearing liabilities	4,712			3,000
Total liabilities	431,466			381,913
Shareholders’ equity	27,519			27,341
Total liabilities and shareholders’ equity	$458,985			$409,254
Net interest income		$6,906			$7,362
Interest rate spread			2.03%			2.46%
Impact of non-interest-bearing deposits			0.13			0.14
Net interest margin			2.16%			2.61%

(1) Average balances of loans include non-accrual loans.

Interest Income

Interest income decreased $1,574,000, or 9.0%, to $15,834,000 for the nine months ended September 30, 2009 as compared to the same period in 2008. Interest income on loans decreased by 17.8%, or $2,359,000, to $10,881,000 for the nine months ended September 30, 2009 from $13,240,000 for the nine months ended September 30, 2008, due to declining market interest rates, offset by a higher average balance of loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $785,000 for the nine months ended September 30, 2009 to $4,953,000 from $4,168,000 during the same period in

2008 due to higher average balances, partially offset by lower investment yields due to declining market interest rates.

Interest Expense

Interest expense decreased $1,118,000, or 11.1%, to $8,928,000 for the nine months ended September 30, 2009   as compared to $10,046,000 for the nine months ended September 30, 2008. Interest expense on deposit accounts decreased $570,000, or 8.4%, to $6,214,000 for the nine months ended September 30, 2009 from $6,784,000 during the same period in 2008 due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts, offset by higher average balances. The Corporation continues to target lower cost demand deposit accounts versus higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $404,000, or 14.9%, for the nine months ended September 30, 2009 as compared to the same period in the previous year due to lower market interest rates and lower average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $144,000, or 26.0%, to $410,000 for the nine months ended September 30, 2009 from $554,000 during the same period in 2008 due to lower market rates.

Provision for Loan Losses

During the nine months ended September 30, 2009, the provision for loan losses was $5,050,000 as compared to $1,290,000 for the same period in the previous year due to an increase in nonperforming loans and loans charged-off. During the nine months ended September 30, 2009, bad debt charge-offs, net of recoveries, were $2,765,000 as compared to $449,000 for the same period in the previous year. The increase in bad debt charge-offs over the previous year relates to additional write-downs required for commercial real estate loans during the nine months ended September 30, 2009. The Corporation’s loan loss allowance at September 30, 2009 was approximately 3.33% of the Corporation’s outstanding loan portfolio compared to 2.37% of the Corporation’s outstanding loan portfolio at December 31, 2008.

The changes in the allowance for loan losses consisted of the following for the nine months ended September 30, 2009.

(in thousands)

Balance at beginning of period	$6,778

Provision for loan losses	5,050

Charge-offs, net	(2,765)

Balance at end of period	$9,063

Non-Interest Income

Total non-interest income decreased $1,632,000, or 58.4%, to $1,164,000 for the nine months ended September 30, 2009 from $2,796,000 for the same period in the previous year. The decrease was due primarily to other than temporary impairment charges of $1,830,000 from write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Fees from financial services decreased $164,000, or 7.0%, to $2,166,000 for the nine months ended September 30, 2009 from $2,330,000 for the same period in the previous year. The decrease was due to lower fees from a reduction in return check charges along with lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes. Gain on sale of investments were $760,000 for the nine months ended September 30, 2009 compared to $396,000 for the same period in the previous year, as the Corporation sold

$35.0 million in investment securities in order to improve yield spreads and to fund growth in higher-yielding loans.

Non-Interest Expense

For the nine months ended September 30, 2009, total non-interest expense increased $85,000, or 1.1%, to $7,613,000 from $7,528,000 for the same period in 2008. Compensation and employee benefits decreased $304,000, or 8.2%, to $3,424,000 for the nine months ended September 30, 2009 from $3,728,000 for the same period in 2008 due primarily to reductions in accrued incentive compensation expense and reductions in employee pension benefits costs. Occupancy and equipment expense increased $78,000, or 4.2%, to $1,953,000 for the nine months ended September 30, 2009 from $1,875,000 for the same period in 2008 due primarily to additional expense from outsourcing the staffing function for information technology and higher ATM expense due to increased fees and usage. Deposit insurance premiums expense increased $412,000, to $457,000 for the nine months ended September 30, 2009 from $45,000 for the same period in 2008, due primarily to higher FDIC premium assessments as a result of a special assessment that was charged to all federally insured banks. Advertising/public relations expense decreased $121,000, or 65.1%, to $65,000 for the nine months ended September 30, 2009 from $186,000 for the same period in 2008 due primarily to lower deposit product and promotion expenses. Loan operations expense increased $112,000, or 107.7%, to $216,000 for the nine months ended September 30, 2009 from $104,000 for the same period in 2008, due primarily to higher costs associated with loan foreclosures. Intangible amortization expense decreased $65,000, or 20.8%, to $247,000 for the nine months ended September 30, 2009 from $312,000 for the same period in 2008, due to deposit premiums related to branch acquisitions becoming fully amortized. Items processing expense increased $73,000, or 39.0%, to $260,000 for the nine months ended September 30, 2009 from $187,000 for the same period in 2008, due primarily to an increase in transaction accounts and the installation of branch capture units in banking centers. Other expense decreased $86,000, or 13.1%, to $572,000 for the nine months ended September 30, 2009 from $658,000 for the same period in 2008, due primarily to reductions in courier expense as a result of the installation of branch capture and lower loan expense due to reduced loan volumes.

Income taxes

Our benefit for income taxes was $1,696,000 for the nine months ended September 30, 2009 as compared to a provision of $298,000 for the same period in 2008. This income tax benefit was based on the net loss before income taxes of $4,593,000.

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

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August, 2006. The Corporation did not repurchase any shares during the three months ended September 30, 2009 and 36,034 shares remain under the previously authorized plans. As part of the Corporation’s participation in the Troubled Asset Relief Program Capital Purchase Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued to the Treasury Department has been redeemed in full or transferred to non-affiliates, the Corporation cannot repurchase any shares of its common stock without the prior approval of the Treasury Department.

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

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: November 10, 2009	By: /s/ Dwight V. Neese
Dwight V. Neese, President and Chief Executive Officer

Date: November 10, 2009	By: /s/ Richard H. Flake
Richard H. Flake, Executive Vice President and Chief Financial Officer