Form 10-K
period 2009-12-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2010-03-18
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the voting stock was last sold on June 30, 2009, which is the last day of the registrant’s second fiscal quarter, was approximately $5,189,154 (1,572,471 shares at $3.30 per share).  Solely for this calculation it is assumed that directors and executive officers are affiliates of the registrant.

As of March 9, 2010, there were 1,790,599 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders (Part III).

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

The Bank’s operations are conducted through its main office in Rock Hill, South Carolina and eight full-service banking centers, all of which are located in the upstate area of South Carolina. The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”).  Provident Community Bancshares is subject to regulation by the Federal Reserve Board (the “FRB”).

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

Forward-Looking Statement

This annual report contains certain “forward-looking statements” within the meaning of the federal securities laws.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  These forward-looking statements include, but are not limited to, estimates and expectations of future performance with respect to the financial condition and results of operations of the Corporation and other factors. These forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from these forward-looking statements. These factors include, but are not limited to: changes in general economic and market conditions and the legal and regulatory environment in which the Corporation operates; the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from the Corporation’s operations; changes in consumer spending, borrowing and savings habits; adverse changes in the securities markets; changes in accounting policies and practices; and increased competitive pressures among financial services companies.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Corporation does not undertake—and specifically disclaims any obligation—to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Competition

The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial and consumer loans.  Its most direct competition for savings deposits historically has been derived from other commercial banks and thrift institutions located in and around Union, Laurens, Fairfield, Greenville and York Counties, South Carolina.  As of June 30, 2009, according to information presented on the Federal Deposit Insurance Corporation’s website, the Bank held 39.78% of the deposits in Union County, which was the second largest share of deposits out of five financial institutions in the county.  Additionally, the Bank held 27.78% of the deposits in Fairfield County, which was the second largest out of three financial institutions in the county, 6.87% of the deposits in Laurens County, which was the fifth largest share of deposits out of nine financial institutions in the county and 3.30% of the deposits in York County, which was the tenth largest out of 17 financial institutions in that county. The Corporation held 0.24% of the deposits in Greenville County, which was 27th out of 35 financial institutions in the county.  The Bank competes with super-regional banks, such as BB&T and SunTrust, and large regional banks, such as First-Citizens Bank and Trust Company of South Carolina and Carolina First Bank.  These competitors have substantially greater resources and lending limits than does the Bank and offer services that the Bank does not provide.  The Bank faces additional significant competition for investor funds from money market instruments and mutual funds.  It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

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

Lending Activities

General.   Set forth below is selected data relating to the composition of the Bank’s loan portfolio on the dates indicated (dollars in thousands).

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$16,877	6.74%	$20,235	7.26%	$24,989	9.74%	$29,482	12.71%	$36,560	18.99%
Commercial	110,901	44.28	110,589	39.68	76,864	29.97	62,450	26.93	45,665	23.71
Construction loans	2,923	1.17	5,867	2.11	4,764	1.86	5,787	2.50	4,842	2.51
Total real estate loans	130,701	52.19	136,691	49.05	106,617	41.57	97,719	42.14	87,067	45.21
Consumer and installment loans	52,287	20.88	57,002	20.45	51,846	20.21	46,136	19.90	39,876	20.71
Commercial loans	73,525	29.36	94,012	33.74	104,261	40.65	93,562	40.35	70,668	36.70
Total loans	256,513	102.43	287,705	103.24	262,724	102.43	237,417	102.39	197,611	102.62
Less:
Undisbursed loans in process	(320)	(0.13)	(1,926)	(0.69)	(2,379)	(0.93)	(2,238)	(0.97)	(1,980)	(1.03)
Loan discount unamortized	(309)	(0.12)	(383)	(0.14)	(476)	(0.18)	(607)	(0.26)	(764)	(0.40)
Allowance for loan losses	(5,579)	(2.23)	(6,778)	(2.43)	(3,344)	(1.30)	(2,754)	(1.19)	(2,394)	(1.24)
Deferred loan fees	115	0.05	47	0.02	(38)	(0.02)	68	0.03	104	0.05
Net loans receivable	$250,420	100.00%	$278,665	100.00%	$256,487	100.00%	$231,886	100.00%	$192,577	100.00%

The following table sets forth, at December 31, 2009, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands).  Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.
	Due Within One Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Real estate loans:
Residential loans	$39	$1,322	$15,516	$16,877
Commercial loans	26,829	58,788	25,284	110,901
Construction loans (1)	2,923	—	—	2,923
Consumer and installment loans	7,157	21,307	23,823	52,287
Commercial loans	42,590	20,313	10,622	73,525
Total	$79,538	$101,730	$75,245	$256,513

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

The following table sets forth, at December 31, 2009, the dollar amount of loans due after December 31, 2010 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

	Fixed	Adjustable	Total

Real estate loans:
Residential loans	$10,635	$6,203	$16,838
Commercial loans	60,875	23,197	84,072
Consumer and installment loans	20,612	24,518	45,130
Commercial loans	17,612	13,323	30,935
Total	$109,734	$67,241	$176,975

Real Estate Loans. The Bank originates residential mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. At December 31, 2009, $16.9 million, or 6.7% of the Corporation’s net loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal, excluding construction loans).

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

The Bank offers a full complement of mortgage lending products with both fixed and adjustable rates.  Due to the nature of the Bank’s marketplace, only a small percentage of residential loans are adjustable-rate mortgage loans (“ARMs”). The Bank offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan.  At December 31, 2009, the Bank had approximately $6.2 million of ARMs, or 2.4% of the Bank’s total loans receivable. At December 31, 2009, $10.7 million, or 4.2%, of the Bank’s loan portfolio consisted of long-term, fixed-rate residential real estate loans.

Net interest income depends to a large extent on how successful the Bank is in “matching” interest-earning assets and interest-bearing liabilities.  The Corporation has taken steps to reduce its exposure to rising interest rates.  For a discussion of these steps, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commercial real estate loans constituted approximately $110.9 million, or 44.3%, of the Bank’s net loan portfolio at December 31, 2009. Commercial real estate loans consist of permanent loans secured by multi-family loans, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties.  Commercial real estate loans are originated and purchased for inclusion in the Bank’s portfolio. These loans generally have 20 to 30-year amortization schedules and are callable or have balloon payments after five years. Typically, the loan documents provide for adjustment of the interest rate every one to three years.  Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

Loans secured by multi-family and commercial real estate properties may involve greater risk than single-family residential loans.  Such loans generally are substantially larger than single-family residential loans.  Further, the payment experience on loans secured by commercial properties typically depends on the successful operation of the properties, and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Our largest commercial real estate loan relationship was a $5.4 million loan secured by commercial real estate including land and buildings located in Greenville, South Carolina. This loan was performing according to its original terms at December 31, 2009.

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

At December 31, 2009, the Bank had approximately $2.9 million outstanding in construction loans, including approximately $320,000 in undisbursed proceeds. Substantially all of these loans were secured by one- to four-family residences.

Consumer Loans.  The Bank’s consumer loan portfolio primarily consists of automobile loans on new and used vehicles, mobile home loans, boat loans, second mortgage loans, loans secured by savings accounts and unsecured loans.  The Bank makes consumer loans to serve the needs of its customers and as a way to improve the interest-rate sensitivity of the Bank’s loan portfolio.

Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than residential mortgage loans.  However, consumer loans historically have tended to have a higher rate of default than residential mortgage loans.  Additionally, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected adversely by job loss, divorce, illness or personal bankruptcy.

Commercial Loans. Commercial business loans are made primarily in our market area to small businesses through our branch network. Each county location of the branch network has an experienced commercial lender that is responsible for the generation of this product. In selective cases, we will enter into a loan participation within our market area to purchase a portion of a commercial loan that meets the Bank’s underwriting criteria. We offer secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal.  When making commercial loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.  A commercial loan generally is secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and generally are supported by personal guarantees.  Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.  Our largest commercial loan relationship was a $3.5 million loan secured by petroleum assets located in Winnsboro, South Carolina. This loan was performing according to its original terms at December 31, 2009.

Unlike residential mortgage loans, which are generally made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Loan Originations, Purchases and Sales.  During 2001, we phased out broker loan purchases and originations and reduced our mortgage lending operations to provide an increased capital allocation for consumer and commercial lending. Consequently, the Bank did not securitize any loans in either the 2009 or 2008 fiscal years.  The Bank does not have any current plans to sell a large volume of loans, other than fixed-rate mortgage loans it originates through its retail branch network. The Bank purchases participation interests in loans originated by other institutions. The Bank had total purchases of participation interests of $3.4 million in 2009. These participation interests are primarily on commercial properties and carry either a fixed or adjustable interest rate. The Bank performs its own underwriting analysis on each of its participation interests before purchasing such loans and therefore believes there is no greater risk of default on these obligations. However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates, including any annual financial statements provided by a borrower. Additionally, the Bank receives periodic updates on the loan from the lead lender.

The following table sets forth the Bank’s loan origination activity for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007

Loans originated:
Real estate loans:
Residential loans	$2,324	$3,504	$5,338
Construction loans	–	1,556	–
Commercial loans	11,515	33,725	14,414
Total mortgage loans originated	13,839	38,785	19,752
Consumer and installment loans	5,419	20,769	17,924
Commercial loans	11,484	30,055	45,449
Total loans originated	$30,742	$89,609	$83,125

Loan participations purchased	$3,400	$13,550	$27,636
Loan participations sold	$–	$1,000	$2,000

Asset Quality. We maintain loan quality monitoring policies and systems that require detailed monthly and quarterly analyses of delinquencies, non-performing loans, real estate owned and other repossessed assets. Reports of such loans and assets by various categories are reviewed by management and the Board of Directors. The majority of our loans are originated in upstate South Carolina.

We closely monitor trends in problem assets which include non-accrual loans, renegotiated loans, and real estate and other assets acquired in the settlement of loans. Renegotiated loans, or troubled debt restructurings, are those loans where the borrower is experiencing financial difficulties and we have agreed to concessions of the terms such as changes in the interest rate charged and/or other concessions.

Problem Assets.  The Bank determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  See Notes 1 and 3 of Notes to Consolidated Financial Statements.

A loan is impaired when it is probable, based on current information, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and generally does not constitute an impaired loan.  However, management reviews each past due loan on a loan-by-loan basis and may determine a loan to be impaired before the loan becoming over 90 days past due, depending upon the circumstances of that particular loan.  A loan is classified as non-accrual at the time management believes that the collection of interest is improbable, generally when a loan becomes 90 days past due.  The Bank’s policy for charge-off of impaired loans is on a loan-by-loan basis.  At the time management believes the collection of interest and principal is remote, the loan is charged off.  It is our policy to evaluate impaired loans based on the fair value of the collateral.  Interest income from impaired loans is recorded using the cash method.

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

The following table illustrates trends in problem assets and other asset quality indicators for the periods indicated (dollars in thousands).
	At December 31,
	2009	2008	2007	2006	2005

Non-accrual loans	$20,869	$16,001	$2,972	$1,295	$1,246
Troubled debt restructurings	3,320	316	102	113	127
Accruing loans which are contractually past due 90 days or more	–	–	–	–	–
Real estate owned, net	5,917	667	856	148	224
Total	$30,106	$16,984	$3,930	$1,556	$1,597

As a percent of loans receivable and real estate acquired in settlement of loans	11.74%	5.88%	1.49%	0.62%	0.76%
As a percent of total assets	6.59%	3.91%	0.96%	0.40%	0.43%
Allowance for loan losses as a percent of problem assets	18.53%	39.91%	85.09%	176.99%	149.91%

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated (dollars in thousands).
	At December 31,
	2009	2008	2007	2006	2005

Real estate	$649	$389	$356	$459	$461
Commercial	19,045	13,345	2,445	631	436
Consumer	1,175	2,267	171	205	349
Total	20,869	16,001	2,972	1,295	1,246

Accruing loans which are contractually past due 90 days or more	–	–	–	–	–
Real estate owned, net	5,917	667	856	148	224
Total non-performing assets	$26,786	$16,668	$3,828	$1,443	$1,470

Percentage of non-performing assets to loans receivable, net	10.69%	5.98%	1.49%	0.62%	0.76%

Non-performing assets increased $10.1 million from $16.7 million at December 31, 2008 to $26.8 million at D ecember 31, 2009. The majority of this increase relates primarily to four commercial real estate relationships totaling $9.7 million that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’s ability to sell the completed projects in a timely manner. These loans are are primarily supported by commercial real estate and are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made.

In addition to non-accrual loans of $20.9 million at December 31, 2009, management has identified approximately $17.8 million in potential problem loans that could move to non-accrual status in future periods. Potential problem loans are loans where know information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as non-accrual in future periods. Management is actively working a plan of action to mitigate any loss exposure and will continue to monitor their respective cash flow positions.

Troubled debt restructurings increased $3.0 million from $316,000 at December 31, 2008 to $3.3 million at December 31, 2009. The majority of this increase relates primarily to two commercial real estate relationships totaling $2.5 million that have been affected by the downturn in the commercial real estate market.

Real estate acquired through foreclosure increased $5.2 million to $5.9 million at December 31, 2009 from $667,000 at December 31, 2008, as a result of foreclosure on commercial real estate properties. Approximately 88%, or $4,800,000, of the increase was due to the foreclosure of two commercial real estate projects where  the collateral values are supported by residential housing and undeveloped land. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying value of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Interest income that would have been recorded for the year ended December 31, 2009 had non-accruing loans been current in accordance with their original terms amounted to approximately $1.3 million. There was no interest included in interest income on such loans for the year ended December 31, 2009. Other than disclosed in the table above, there are no other loans at December 31, 2009 that management has serious doubts about the ability of borrowers to comply with present loan payment terms.

Allowance for Loan Losses.  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  To cover losses inherent in the portfolio of performing loans, the Bank maintains an allowance for loan losses.  Management’s periodic evaluation of the adequacy of the allowance is based on a number of factors, including management’s evaluation of the collectability of the loan portfolio, the composition and size of the portfolio, credit concentrations, trends in historical loss experience and economic conditions.  Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted factors. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analysis pertinent to each situation.

The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. The relationship of the unallocated component to the total allowance may fluctuate from period to period. As of December 31, 2009, management has allocated the allowance to specific loan categories and, as a result, there was not an unallocated component of the allowance.

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

While we believe that we have established the existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request the Bank to increase significantly the allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may affect adversely the Corporation’s financial condition and results of operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements for information concerning the provision and allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2009	2008	2007	2006	2005

Balance at beginning of year	$6,778	$3,344	$2,754	$2,394	$2,026
Loans charged off:
Real estate	(123)	(28)	–	(25)	(75)
Commercial	(8,460)	(783)	(668)	(141)	(302)
Consumer	(1,533)	(65)	(45)	(74)	(195)
Total charge-offs	(10,116)	(876)	(713)	(240)	(572)
Recoveries:
Real estate	16	23	13	44	35
Commercial	203	45	218	66	26
Consumer	3	32	6	20	10
Total recoveries	222	100	237	130	71
Net charge-offs	(9,894)	(776)	(476)	(110)	(501)
Provision for loan losses (1)	8,695	4,210	1,066	470	869
Balance at end of year	$5,579	$6,778	$3,344	$2,754	$2,394

Balance as a percent of loans	2.18%	2.36%	1.28%	1.17%	1.23%
Ratio of net charge-offs to average gross loans outstanding during the period	3.64%	0.28%	0.20%	0.05%	0.27%

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

National credit conditions have resulted in historically high credit cost levels from the extraordinarily low cost levels over the past couple of years. The markets in which we operate are not immune from these conditions and have impacted our delinquencies, non-accrual loans, and charge-offs. The increasing trends in non-performing assets we have experienced over the past two fiscal years has warranted the increase in the provision for loan losses and charge-offs to $8.7 million for 2009 compared to $4.2 million for the year ending December 31, 2008.

The Corporation experienced bad debt charge-offs, net of recoveries, of approximately $9.9 million for fiscal 2009 compared to $776,000 for fiscal 2008. The increase in bad debt charge-offs over the previous year relates primarily to additional write-downs required in the disposition of commercial real estate and consumer loans as a result of declining collateral values.

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
	At December 31,
	2009		2008		2007		2006		2005
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Real estate	$2,842	50.95%	$3,068	47.51%	$1,297	40.58%	$993	41.16%	$975	44.06%
Commercial	1,599	28.66	2,110	32.68	1,268	39.68	956	39.41	447	20.18
Consumer	1,138	20.39	1,280	19.81	630	19.74	471	19.43	792	35.76
Unallocated	—	N/A	320	N/A	149	N/A	334	N/A	180	N/A
Total allowance for loan losses	$5,579	100.00%	$6,778	100.00%	$3,344	100.00%	$2,754	100.00%	$2,394	100.00%

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

When an institution classifies problem assets as either special mention or substandard, it is required to establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets or a portion of assets as impaired, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset or a portion thereof so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Comptroller of the Currency who can order the establishment of additional general or specific loss allowances The Corporation considers all non-accrual loans to be impaired. Therefore, at December 31, 2009, loans classified as impaired totaled $20.9 million.

Investment Activities

The following table sets forth the Corporation’s investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

	At December 31,
	2009		2008		2007
Available for sale:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Investment securities:
U.S. Agency obligations	$4	0.01%	$6	0.01%	$488	0.45%
Government Sponsored Enterprises	78,471	53.08	28,230	28.11	40,665	37.63
Municipal securities	6,042	4.09	6,358	6.33	9,601	8.88
Trust Preferred securities	5,912	4.00	8,392	8.36	12,093	11.20
Total investment securities	90,429	61.18	42,986	42.81	62,847	58.16
Mortgage-backed and related securities	57,387	38.82	57,432	57.19	45,214	41.84
Total	$147,816	100.00%	$100,418	100.00%	$108,061	100.00%

	At December 31,
	2009		2008		2007
Held to maturity:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Municipal securities	$3,934	100.00%	$2,430	100.00%	$3,126	100.00%

The Corporation increased its level of investment securities over the previous year with funds from signficant deposit growth above what was needed to fund loan growth.

The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to thirty years. The Corporation maintained its level of mortgage-backed securities and increased its level of government sponsored enterprises securities that have the potential to increase to a higher rate depending on the interest rate environment.

The Corporation in previous years purchased mortgage derivative securities in the form of collateralized mortgage obligations (“CMOs”) issued by financial corporations.   The amortized cost of the CMOs at December 31, 2009 was approximately $597,000 with a fair value of $480,000.

The Corporation has in the past purchased trust preferred corporate securities, both fixed-rate and adjustable-rate, with maturities up to thirty years. Trust preferred securities are issued by financial institutions through a pooled trust preferred and single issue capital offerings. Because of the current trading dislocations in the debt markets, the traditional methods of market quotes have become unreliable. Accounting standards permit the use of reasonable management judgment regarding the probability of collecting all projected cash flows generated by the financial instrument. An other than temporary investment charge of $3.8 million was recorded for 2009 that was related to these trust preferred securities. The other than temporary impairment charge was due to write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. The total amortized cost of the trust preferred securities at December 31, 2009 was approximately $8.6 million with a fair value of $5.9 million. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

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

To determine which individual securities are at risk for other-than-temporary impairment, the Corporation considers various characteristics of each security including but not limited to the credit rating, the duration and amount of the unrealized loss, and any credit enhancements. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of the assessment. As a result of this review, the Corporation identifies individual securities believed to be at risk for other-than-temporary impairment. These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates, and loss severity to determine whether the Corporation expects to receive all of the contractual cash flows as scheduled. The Corporation recognizes an other-than-temporary impairment credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis.

           The following table sets forth at amortized cost (held to maturity) and market value (available for sale) the maturities and weighted average yields* of the Corporation’s investment and mortgage-backed securities portfolio at December 31, 2009 (dollars in thousands):

	Amount Due or Repricing within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for Sale:
Investment securities:
U.S. Agency obligations	$—	—%	$4	8.07%	$—	—%	$—	—%	$4	8.07%
Government sponsored enterprises (1)	—	—	—	—	17,859	3.50	60,612	4.15	78,471	4.00
Municipal securities	727	4.80	352	4.57	728	4.84	4,235	4.84	6,042	4.82
Trust Preferred securities	4,663	4.59	—	—	—	—	1,249	7.00	5,912	5.10
Total investment securities	5,390	4.61	356	4.61	18,587	3.55	66,096	4.24	90,429	4.13
Mortgage-backed and related securities	2,145	2.34	336	2.91	—	—	54,906	4.61	57,387	4.52
Total available for sale	$7,535	3.97	$692	3.78	$18,587	3.55	$121,002	4.41	$147,816	4.28

Held to Maturity:

Municipal securities	$—	—%	$—	—%	$—	—%	$3,934	4.25%	$3,934	4.25%

(1)The following GSE issuers exceed 10% of shareholders’ equity at 12/31/09.

Issuer	Book Value	Market Value
Fannie Mae (FNMA)	$51,404	$51,174
Federal Home Loan Bank (FHLB)	7,050	6,804
Freddie Mac (FHLMC)	17,709	17,471
	$76,163	$75,449
*The weighted average yield is based upon the cost value and the total income received of the instrument.  The weighted average yield on tax-exempt securities is not presented on a tax-equivalent basis.

At December 31, 2009, approximately $2.4 million of mortgage-backed securities were adjustable-rate securities.

Deposits and Borrowings

General deposits are the major source of our funds for lending and other investment purposes.  In addition to deposits, we derive funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be influenced significantly by general market interest rates and money market conditions. During 2009, the Bank experienced a net increase in deposits of approximately $25.9 million due to various deposit promotion programs with continued emphasis on increasing core deposits. The Bank used the excess funds from the deposit growth to purchase agency and mortgage-backed securities.

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

The following table sets forth the time deposits of the Bank classified by rates as of the dates indicated (in thousands):

	At December 31,
	2009	2008	2007

Up to 2.0%	$79,098	$13,254	$228
2.01% to 4.0%	76,850	107,641	31,805
4.01% to 6.0%	14,875	66,143	129,536
6.01% to 8.0%	28	28	26

Total time deposits	$170,851	$187,066	$161,595

The following table sets forth the maturities of time deposits at December 31, 2009 (in thousands):

Amount

Within three months	$47,709
After three months but within six months	48,860
After six months but within one year	23,117
After one year but within three years	50,814
After three years but within five years	351
Total	$170,851

Certificates of deposit with maturities of less than one year decreased to $119.7 million at December 31, 2009 from $141.9 million at December 31, 2008.  Historically, we have been able to retain a significant amount of deposits as they mature.  In addition, we believe that we can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2009 (in thousands).  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Amount

Three months or less	$19,044
Over three through six months	19,508
Over six months through twelve months	11,227
Over twelve months	18,431
Total jumbo certificates	$68,210

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

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

	At December 31,
	2009	2008	2007

Balance outstanding at end of period:
FHLB advances	$64,500	$69,500	$69,500
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase	18,520	19,005	24,131

Weighted average rate paid on:
FHLB advances	4.23%	4.16%	4.55%
Floating rate junior subordinated deferrable interest debentures	3.77%	5.07%	6.68%
Securities sold under agreement to repurchase	1.52%	1.70%	4.00%

	At or For the Year Ended December 31,
	2009	2008	2007

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$69,500	$77,500	$85,250
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase	20,411	23,389	39,175

Approximate average borrowings outstanding:
FHLB advances	$65,862	70,107	66,893
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase	18,134	21,588	28,560

Approximate weighted average rate paid on:
FHLB advances	4.23%	4.23%	4.77%
Floating rate junior subordinated deferrable interest debentures	4.28%	5.83%	7.25%
Securities sold under agreement to repurchase	1.56%	2.53%	4.44%

At December 31, 2009, the Corporation had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4.0 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.  At December 31, 2009, the Bank had unused secured lines of credit for longer term advances totaling $54.0 million.

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

Employees

The Corporation has 71 full-time employees and 8 part-time employees.  None of the employees are represented by a collective bargaining unit.  We believe that relations with our employees are excellent.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank.  See “Capital Requirements.”  Provident Community Bancshares’ total and Tier 1 capital exceed these requirements as of December 31, 2009.

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

At December 31, 2009, the Bank met each of its capital requirements.

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

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts received unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010.  Certain senior unsecured debt issued by institutions and their holding companies during specified time periods could also be guaranteed by the FDIC through June 30, 2012.  The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank and Provident Community Bancshares opted to participate in the unsecured debt guarantee program.

Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the calendar year ending December 31, 2009 averaged 1.06 basis points of assessable deposits.

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

Loans to One Borrower.  National banks are subject to limits on the amount that they may lend to single borrowers.  Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital).  An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  At December 31, 2009, the Bank’s limit on loans to one borrower was $5.5 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $5.4 million.

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

Assessments.  National banks are required to pay assessments to the OCC to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed based upon the national bank’s (including consolidated subsidiaries) total balance sheet assets and financial condition.  The OCC assessments paid by the Bank for 2009 totaled $118,000.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2009, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.4 million or less (subject to adjustment by the FRB) the reserve requirement was 3%; and for accounts aggregating greater than $44.4 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) was applied against that portion of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements.  These amounts are adjusted annually and, for 2010, require a 3% ratio for up to $55.2 million and an exemption of $10.7 million.  The Bank complies with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2009 of $3.9 million.

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

Regulatory Restructuring Legislation

The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions.  Proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, FDIC, OCC and the FRB.  Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals may revise the regulatory structure imposed on the Bank, which could result in more stringent regulation.  At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

Item 1A. Risk Factors

An investment in shares of our common stock involves various risks.  Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this annual report, including the items included as exhibits.  Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely.  The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our provision for loan losses increased substantially during the past fiscal year and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, each of which could adversely affect our results of operations.

For the year ended December 31, 2009, we recorded a provision for loan losses of $8.7 million.  We also recorded net loan charge-offs of $9.9 million.  We are experiencing increasing loan delinquencies and credit losses.  The deterioration in the general economy and our market area has become a significant contributing factor to the increased levels of loan delinquencies and non-performing assets.  General economic conditions, decreased home prices, slower sales and excess inventory in the housing market have caused the increase in delinquencies.

At December 31, 2009, our non-performing loans totaled $20.9 million, representing 8.1% of total loans.  Total loans that we have classified as impaired, substandard or special mention including our non-performing loans totaled $51.4 million, representing 20.0% of total loans. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2009, our allowance for loan losses as a percentage of total loans was 2.2%.  Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Further economic downturns may adversely affect our investment securities portfolio and profitability.

At December 31, 2009, the cost basis of our available for sale investment portfolio was $149.3 million, including $597,000 of collateralized mortgage obligations (“CMOs”) and $8.6 million of collateralized debt obligations (“CDOs”) secured by trust preferred securities issued by various financial institutions. These CMOs are secured by first lien residential jumbo mortgage loans geographically dispersed across the United States with a significant amount of the CMOs secured by properties located in California.

At December 31, 2009, the fair value of these securities was $147.8 million. Under U.S. generally accepted accounting principles, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other non-credit related factors is recognized in other comprehensive income.

For the year ended December 31, 2009, we recognized a $3.8 million OTTI charge on CDOs of which the entire amount was identified as credit related. These OTTI charges were determined by, among other things, a constant default rate, prepayments and loss severity of the security.

We closely monitor these and our other investment securities for changes in credit risk. The valuation of our investment securities and the determination of any OTTI with respect to such securities are highly complex and involve a comprehensive process, including quantitative modeling significant judgment. The valuation of our investment securities will also continue to be influenced by external markets and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, and default rates of specific CMOs and CDOs, rating agency actions, and the prices at which observable market transactions occur. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our CMO and CDO securities by selling them. Accordingly, if market conditions do not improve or deteriorate further and we determine our holdings of these or other investment securities have additional OTTI, our future earnings and shareholders’ equity could be materially adversely affected.

We may need to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  While we currently have sufficient capital resources to satisfy our capital requirements, we may at some point, however, need to raise additional capital to augment our balance sheet if our asset quality continues to weaken.  If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock.  New investors may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, we may become subject to additional regulatory restrictions or have to shrink our balance sheet.

Our increased emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2009, 44.3% of our loan portfolio consisted of commercial real estate loans and 29.4% of our loan portfolio consisted of commercial business loans.  We have increased our emphasis on these types of loans since we converted to a national bank charter in July 2003.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The unseasoned nature of a significant portion of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional loan charge-offs and provisions for loan losses, which would hurt our profits.

Our commercial loan portfolio, which includes loans secured by commercial real estate as well as business assets, has increased from $116.3 million, or 58.9% of total loans, at December 31, 2005 to $184.4 million, or 71.9% of total loans, at December 31, 2009.  A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern with which to judge future collectability.  These loans have also not been subjected to unfavorable economic conditions.  As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.  Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans.  Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis that those incurred with our residential mortgage loan portfolio.

If the value of real estate in northwestern South Carolina were to continue to decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

Northwestern South Carolina has experienced declines in home prices over the last two years.  A further decline in local economic conditions or real estate values could adversely affect the value of the real estate collateral securing our loans.  A continued decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans.  Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits.  Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.  Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Our business is subject to the success of the local economy in which we operate.

Since the latter half of 2007, depressed economic conditions have existed throughout the United States, including our market area.  Our market area has experienced home price declines increased foreclosures and increased unemployment rates.  Continued deterioration of economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of South Carolina could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and our stock price.

As a result of the general economic downturn and uncertainty in the financial markets, commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

Increased and/or special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures.  Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $211,000.

In lieu of imposing an additional special assessment, the FDIC adopted a rule requiring that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  This prepayment was due on December 30, 2009.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Under this rule, we made a payment of approximately $2.0 million to the FDIC on December 30, 2009 as a prepaid assessment and will amortize the expense over the three year assessment period.

The limitations on dividends and repurchases imposed through our participation in the Capital Purcahse Program may make our common stock less attractive of an investment.

On March 6, 2009, the United States Department of the Treasury (the “Treasury”) purchased shares of our preferred stock as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.  As part of this transaction, we agreed to not increase the dividend paid on our common stock and to not repurchase shares of our common stock for a period of three years.  These capital management devices contribute to the attractiveness of our common stock and limitations and prohibitions on such activities may make our common stock less attractive to investors.

The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.

As part of our participation in the TARP Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  The American Recovery and Reinvestment Act of 2009 provides more stringent limitations on severance pay and the payment of bonuses to certain officers and highly compensated employees.  To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

The exercise of the warrant by Treasury will dilute existing shareholders’ ownership interest and may make it more difficult for us to take certain actions that may be in the best interests of shareholders.

In addition to the issuance of preferred shares, we also granted the Treasury a warrant to purchase 179,110 shares of common at a price of $7.77 per share.  If the Treasury exercises the entire warrant, it would result in a significant dilution to the ownership interest of our existing stockholders and dilute the earnings per share value of our common stock.  Further, if the Treasury exercises the entire warrant, it will become the largest shareholder of the Company.  The Treasury has agreed that it will not exercise voting power with regard to the shares that it acquires by exercising the warrant.  However, Treasury’s abstention from voting may make it more difficult for us to obtain shareholder approval for those matters that require a majority of total shares outstanding, such as a business combination involving the Company.

The terms governing the issuance of the preferred stock to Treasury may be changed, the effect of which may have an adverse effect on our operations.

The Securities Purchase Agreement that we entered into with the Treasury provides that the Treasury may unilaterally amend any provision of the agreement to the extent required to comply with any changes in applicable federal statutes that may occur in the future.  The American Recovery and Reinvestment Act of 2009 placed more stringent limits on executive compensation for participants in the TARP Capital Purchase Program and established a requirement that compensation paid to executives be presented to shareholders for a “non-binding” vote.  Further changes in the terms of the transaction may occur in the future.  Such changes may place further restrictions on our business or results of operations, which may adversely affect the market price of our common stock.

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

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  According to the Federal Deposit Insurance Corporation, as of June 30, 2009, we held 2.46% of the deposits in Fairfield, Greenville, Laurens, Union and York Counties, in South Carolina, which was the 11th largest market share of deposits out of the 39 financial institutions that held deposits in these counties.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

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

Although our common stock trades on Nasdaq Capital Market, it has not been regularly traded.  We cannot predict whether a more active trading market in our common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation owns two banking offices and an operations center in Union, South Carolina, one banking office in Winnsboro, South Carolina, two banking offices in Rock Hill, South Carolina and a banking office in each of Laurens, Jonesville and Simpsonville, South Carolina.  The net book value of the Corporation’s investment in premises and equipment totaled approximately $5.4 million at December 31, 2009.  See Note 5 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

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

[Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Provident Community Bancshares, Inc.’s common stock is listed on the Nasdaq Capital Market under the symbol PCBS. As of March 1, 2010, there were 674 shareholders of record and 1,790,599 shares of common stock issued and outstanding.

The following table contains the range of high and low sales prices of Provident Community Bancshares’ common stock as reported by the Nasdaq Global Market (prior to December 9, 2009) and by the Nasdaq Capital Market (beginning December 9, 2009) and per share dividend as declared during each quarter of the last two calendar years.

2009	High	Low	Dividend

Fourth Quarter	$3.25	$1.99	$–
Third Quarter	$4.00	$2.60	$–
Second Quarter	$5.00	$2.00	$0.03
First Quarter	$10.00	$1.50	$0.03

2008	High	Low	Dividend

Fourth Quarter	$10.00	$7.25	$0.115
Third Quarter	$11.77	$6.44	$0.115
Second Quarter	$17.75	$9.75	$0.115
First Quarter	$19.19	$17.25	$0.115

Provident Community Bancshares is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of Provident Community Bancshares (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current year and the immediately preceding fiscal year. See Note 13 to the Consolidated Financial Statements for information regarding certain limitations imposed on the Bank’s ability to pay cash dividends to the holding company.

As part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.03 per share, without prior approval by the Treasury.

Purchases of Equity Securities By Issuer

In May 2005, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of the outstanding shares or 98,000 shares. In August 2006, the program was expanded by an additional 5% or 92,000 shares.  As of December 31, 2009, 37,120 shares remained available for repurchase under the plan.  However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase repurchase any shares of its common stock, without the prior approval of the Treasury.  The Company did not repurchase any shares of its common stock in the fourth quarter of 2009.

Item 6. Selected Financial Data

	Years Ended December 31,
	2009		2008		2007	2006	2005
Operations Data:
Interest income		$20,899		$22,785	$26,009	$$23,491	$19,213
Interest expense		(11,593)		(13,206)	(15,214)	(12,967)	(8,970)
Net interest income		9,306		9,579	10,795	10,524	10,243
Provision for loan losses		(8,695)		(4,210)	(1,066)	(470)	(869)
Net interest income after provision for loan losses		611		5,369	9,729	10,054	9,374
Other income		34		3,684	3,162	2,876	2,543
Other expense		(12,047)		(10,046)	(10,167)	(9,178)	(8,537)
(Loss) income before income taxes		(11,402)		(993)	2,724	3,752	3,380
Income tax (benefit) expense		(4,011)		(596)	(534)	(949)	(914)
Net (loss) income		(7,391)		(397)	2,190	2,803	2,466
Preferred stock dividends and accretion		382		–	–	–	–
(Loss) income available to common shares	$	(7,773)	$	(397)	$2,190	$2,803	$2,466
Net (loss) income per common share (Basic)		$(4.34)		$(0.22)	$1.21	$1.50	$1.29
Net (loss) income per common share (Diluted)		$(4.34)		$(0.22)	$1.19	$1.48	$1.26
Dividends paid per common stock		$0.06		$0.46	$0.455	$0.43	$0.40
Weighted average number of common shares outstanding (Basic)		1,789,743		1,784,412	1,810,916	1,865,951	1,914,357
Weighted average number of common shares outstanding (Diluted)		1,789,743		1,784,412	1,846,980	.1,893,203	1,962,920

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars In Thousands)
Financial Condition:
Assets	$457,003	$434,218	$407,641	$387,630	$371,042
Cash and due from banks	15,631	21,370	11,890	9,124	8,380
Securities	151,750	102,848	111,187	122,185	146,283
Loans (net)	250,420	278,665	256,487	231,886	192,577
Deposits	332,762	306,821	270,399	248,440	234,988
Advances from Federal Home Loan Bank and other borrowings	64,500	69,500	69,500	70,000	75,715
Securities sold under agreement to repurchase	18,520	19,005	24,131	28,533	24,615
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372	12,372	8,247
Shareholders’ equity	26,121	23,924	27,313	25,967	25,333

	Years Ended December 31,
	2009	2008	2007	2006	2005
Other Selected Data:
Average interest rate spread	2.13%	2.37%	2.70%	2.81%	2.87%
Net interest margin	2.20	2.51	2.91	3.01	3.02
Return on average assets	(1.61)	(0.10)	0.55	0.75	0.68
Return on average shareholders’ equity	(28.89)	(1.46)	8.25	11.19	9.68
Operating expense to average assets	2.25	2.33	2.42	2.28	2.17
Ratio of average shareholders’ equity to average assets	5.62	6.60	6.63	6.68	7.01

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Corporation has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of financial statements.  The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements.

Certain accounting policies involve significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation.

The Corporation believes the allowance for loan losses is a critical accounting policy that requires significant judgments and estimates used in the preparation of consolidated financial statements. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the size and composition of the loan portfolio, overall portfolio quality, delinquency levels, a review of specific problem loans, loss experience, economic conditions, and other factors related to the collectability of the loan portfolio.  A portion of the allowance is established by segregating the loans by residential mortgage, commercial and consumer loans and assigning allocation percentages based on historical loss experience and delinquency trends. The applied allocation percentages are reevaluated at least annually to ensure their relevance in the current economic environment.  Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance.  Additionally, a portion of the allowance is established based on the level of specific classified assets.

Although the Corporation believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review the Corporation’s allowance for loan losses.  Such agency may require the Corporation to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in this annual report for a detailed description of the Corporation’s estimation process and methodology related to allowance for loans losses.

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

	Years Ended December 31,
	2009				2008				2007
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$274,662		$14,230	5.18%	$275,238		$17,230	6.26%	$240,192		$19,048	7.93%
Mortgage-backed securities	73,619		3,616	4.91	50,255		2,710	5.39	30,059		1,492	4.96
Investment securities:
Taxable	53,507		2,573	4.81	41,147		2,319	5.64	83,833		4,708	5.62
Nontaxable	9,285		430	4.63	9,991		471	4.71	12,906		603	4.67
Total investment securities	62,792		3,003	4.78	51,138		2,790	5.46	96,739		5,311	5.49
Deposits and federal funds sold	12,185		50	0.41	4,364		55	1.26	3,413		158	4.63
Total interest-earning assets	423,258		20,899	4.94	380,995		22,785	5.98	370,403		26,009	7.02
Non-interest-earning assets	36,941				31,509				29,752
Total assets	$460,199				$412,504				$400,155

Interest-bearing liabilities:
Savings accounts	13,508		69	0.51	12,888		83	0.64	14,486		111	0.77
Negotiable order of withdrawal accounts (2)	117,381		2,385	2.03	83,966		2,147	2.55	74,326		2,426	3.26
Certificate accounts	185,452		5,541	2.99	164,077		6,729	4.10	155,490		7,295	4.69
FHLB advances and other borrowings	96,368		3,598	3.73	104,496		4,247	4.06	107,823		5,382	4.99
Total interest-bearing liabilities	412,709		11,593	2.81	365,427		13,206	3.61	352,125		15,214	4.32
Noninterest-bearing sources:
Non-interest-bearing deposits	18,659				16,807				18,288
Non-interest-bearing liabilities	3,249				3,026				3,007
Total liabilities	434,617				385,260				373,420
Shareholders’ equity	25,582				27,244				26,735
Total liabilities and shareholders’ Equity	$460,199				$412,504				$400,155

Net interest income			$9,306				$9,579				$10,795
Interest rate spread (3)				2.13%				2.37%				2.70%
Impact of noninterest-bearing sources				0.07				0.14				0.21
Net interest margin (4)				2.20%				2.51%				2.91%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.03	x			1.04	x			1.05	x

(1)	Average loans receivable includes non-accruing loans. Interest income does not include interest on loans 90 days or more past due.
(2)	Average costs include the affects of non-interest bearing deposits.
(3)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

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

	Years Ended December 31, 2009 vs. 2008
	Volume	Rate	Total
	(Dollars in Thousands)
Change in interest income:
Loans	$(36)	$(2,964)	$(3,000)
Mortgage-backed securities	1 1,260	(354)	906
Investment securities (1)	998	(790)	208
Total interest income	2,222	(4,108)	(1,886)

Change in interest expense:
Deposits	1,847	(2,811)	(964)
Borrowings and other	(330)	(319)	(649)
Total interest expense	1,517	(3,130)	(1,613)

Change in net interest income	$705	$(978)	$(273)

(1) Includes fed funds and overnight deposits.

Results of Operations

Comparison of Years Ended December 31, 2009 and December 31, 2008

The Corporation recorded a net loss to common shareholders for year ended December 31, 2009 of approximately $7.8 million compared to net loss of approximately $397,000 for the year ended December 31, 2008. Net loss to common shareholders per share was ($4.34) per share (basic and diluted) for the year ended December 31, 2009 compared to ($0.22) per share (basic and diluted) for the year ended December 31, 2008. Net interest income before the loan loss provision for the year ended December 31, 2009 decreased $273,000, or 2.8%, to $9.3 million compared to $9.6 million for the previous year. The decrease was due primarily to a compression of the net interest margin caused by declining interest rates. The increase in the net loss was due primarily to an increase in the provision for loan losses due to an increase in non-performing loans, classified loans and charge-offs, a decrease in non-interest income due to an other than temporary impairment charge and an increase in non-interest expense due to goodwill impairment charges.

Interest Income.  Total interest income decreased $1.9 million, or 8.3%, from $22.8 million for the year ended December 31, 2008 to $20.9 million for the year ended December 31, 2009. Interest income on loans decreased $3.0 million, or 17.4%, from $17.2 million for 2008 to $14.2 million for 2009 due primarily to declining market rates. Interest income on deposits, federal funds sold and investment securities increased $1.1 million, or 20.1%, from $5.6 million for 2008 to $6.7 million for 2009.  The increase was due primarily to higher average balances, partially offset by lower investment yields due to declining market interest rates.

Interest Expense.  Interest expense decreased 12.2% to $11.6 million for 2009 from $13.2 million for 2008. Interest expense decreased $964,000 for deposits and decreased $649,000 for other borrowings and floating rate junior subordinated deferrable interest debentures. Interest expense for deposits decreased due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts, offset by higher average balances. Interest expense on other borrowings decreased due to lower market interest rates and lower average balances.

Provision for Loan Loss. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. The Board of Directors reviews and approves the appropriate level for our allowance for loan losses quarterly based upon management’s recommendations, the results of the internal monitoring and reporting system, quarterly external independent loan reviews and the analysis of economic conditions in our local markets. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Loan losses, which include write downs and charge offs are charged directly to the allowance while recoveries are credited against the allowance. The amount of the provision is a function of the size and composition of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during the given period, and current and anticipated economic conditions.

Our allowance for loan losses is based upon judgments and assumption of risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, we monitor overall portfolio quality through observable trends in delinquencies, charge-offs, and general and economic conditions in the market area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators, which may require that we increase the allowance for loan losses. Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and our capital. Based on present information, we believe the allowance for loan losses is adequate at December 31, 2009 to meet presently known and inherent risks in the loan portfolio. See “Item 1-Business Lending Activities-Allowance for Loan Losses” for more information on the determination of the allowance for loan losses.

The provision for loan losses increased from $4.2 million for 2008 to $8.7 million for 2009 primarily due to: (1) an increase in non-performing and classified assets and (2) an increase in charge-offs. The allowance for loan losses decreased $1.2 million to $5.6 million as of December 31, 2009 compared to $6.8 million as of December 31, 2008 due primarily to the significant increase in loans charged off of $8.9 million for 2009 compared to 2008. Non-performing assets increased $10.1 million from $16.7 million at December 31, 2008 to $26.8 million at December 31, 2009. The majority of this increase relates primarily to acquisition and development real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’s ability to sell the completed projects in a timely manner. Management continues to evaluate and assess all non-performing assets on a regular basis as part of its well-established loan monitoring and review process. At December 31, 2009, criticized and classified loans, including non-performing loans, totaled $51.4 million, compared to $40.9 million at September 30, 2009 and $32.6 million at December 31, 2008.The majority of this increase relates primarily to commercial real estate relationships that have been affected by the current economic downturn. Management has sought to provide an amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, if expectations regarding economic conditions in the Corporation’s market areas is worse than currently anticipated, especially its effect on real estate related activities and real property values, further additions in provisions for loan losses could be needed in the future.

The Corporation experienced loan charge-offs, net of recoveries, of approximately $9.9 million for 2009 compared to $776,000 for 2008.  The loan charge-offs for 2009 related primarily to write-downs required in the disposition of commercial loans. The allowance for loan losses to total loans at December 31, 2009 was 2.18% compared to 2.36% at December 31, 2008.  The allowance for loan losses to non-performing loans at December 31, 2009 was 26.7% compared to 40.6% at December 31, 2008.

Our non-performing loans totaled $20.9 million at December 31, 2009 compared to $16.0 million at December 30, 2008. Nonperforming loans totaled $21.0 million at June 30, 2009 and $16.6 million at March 31, 2009. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Non-Interest Income
(Dollars in thousands)

	Year ended December 31
	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount
Net gain on sale of investments	$775	55.62%	$498	758.62%	$58
Fees for financial services	2,932	(4.95)	3,085	2.42	3,012
Other–than-temporary-impairment write-down on securities	(3,756)	100.00	—	—	—
Other fees, net	83	(17.82)	101	12.22	90
Total non-interest income	$34	(99.08)	$3,684	16.51	$3,162

The decrease in non-interest income was due primarily to an other-than-temporary impairment charge of $3.8 million from write-downs recorded on pooled trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Fees for financial services decreased primarily due to lower fees from a reduction in loan volumes along with lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes.  Gains on sale of investments were $775,000 for 2009 as the Corporation sold $40.0 million in investment securities to improve yield.

Non-Interest Expense
(Dollars in thousands)

	Year ended December 31
	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount

Compensation and employee benefits	$4,512	(8.77)%	$4,946	(0.08)%	$4,950
Occupancy and equipment	2,685	8.44	2,476	(2.06)	2,528
Deposit insurance premiums	871	771.00	100	233.33	30
Professional services	371	3.34	359	(22.13)	461
Advertising and public relations	85	(61.54)	221	(11.60)	250
Loan operations	555	198.38	186	24.00	150
Telephone	192	1.05	190	0.00	190
Items processing	338	30.50	259	17.19	221
Intangible amortization	324	(22.12)	416	(13..33)	480
Impairment of intangible assets	1,349	100.00	—	—	—
Other	765	(14.33)	893	(1.54)	907
Total non-interest expense	$12,047	19.92	$10,046	(1.19)	$10,167

Compensation and employee benefits decreased 8.8%, or $434,000, compared to the year ended December 31, 2008 due primarily to reductions in accrued incentive compensation expense and reductions in employee pension benefit costs. Occupancy and equipment expenses increased 8.4%, or $209,000, due primarily to additional expense from outsourcing the staffing function for information technology and higher ATM expense due to increased fees and usage. Deposit insurance premiums expense increased $771,000, or 771.0%, to $871,000 for 2009 from $100,000 for 2008, due to higher FDIC premium assessments as a result of a one-time assessment credit under the Federal Insurance Reform Act becoming fully utilized in 2008,a special assessment that was charged to all federally insured banks and higher balances of deposits and higher assessment rates. Professional services expense increased 3.3%, or $12,000, due primarily to higher legal and consultant expenses.  Advertising and public relations expense decreased 61.5%, or $136,000, from the year ended December 31, 2008 to the year ended December 31, 2009 due primarily to lower product and promotion expenses. Loan operations costs increased $369,000, or 198.4%, to $555,000 for the year ended December 31, 2009 from $186,000 for the year ended December 31, 2008, due to higher disposition costs associated with foreclosed real estate properties. Intangible amortization expense decreased $92,000, or 22.1%, to $324,000 for the year ended December 31, 2009 from $416,000 for 2008, due to deposit premiums related to branch acquisitions becoming fully amortized. Impairment of intangible assets was $1.3 million for the year ended December 31, 2009 due to the charge-off of all remaining goodwill and deposit premium amortization related to a previous acquisition as a result of the decrease in the Corporation’s market capitalization. Items processing expense increased $79,000, or 30.5%, to $338,000 for the year ended December 31, 2009 from $259,000 for the year ended December 31, 2008 due to an increase in transaction accounts. Other operating expense decreased 14.3%, or $128,000, for the year ended December 31, 2009 compared to the year ended December 31, 2008 due primarily to lower loan expense due to reduced loan volumes and reductions in courier expense as a result of the installation of branch capture collection systems.

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The Corporation performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a probable reduction in the fair value below carrying value. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Impairment charges of $192,000 were recorded related to a deposit premium impairment.

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, the estimated fair value was developed using a market valuation approach that utilizes the current stock price as the primary indicator of fair market value. The results of this Step 1 process indicated that the estimated fair value was less than book value, thus requiring the Corporation to perform the second step (“Step 2”) of the goodwill impairment test.  Based on the Step 2 analysis, it was determined that the implied fair value of goodwill was $0 as of December 31, 2009, which resulted in a goodwill impairment charge of $1,157,000 for the year ended December 31, 2008 that was recorded as a component of noninterest expense on the consolidated statement of operations.

The primary factor in the determination of goodwill impairment in 2009 was the Corporation’s relatively low stock price and resulting market valuation. The Corporation’s stock price has been trading below its book value throughout 2009. Management attributes its relatively low stock price to both financial services industry-wide and Corporation specific factors primarily related to credit quality issues. The goodwill impairment charge is non-cash expense, and since goodwill is a non interest earning asset, this charge will not impact the Corporation’s future operating performance.

Income Tax Expense.  Due to the net loss that the Corporation recorded for the year ended December 31, 2009, the net income tax benefit was $4.0 million compared to a net income tax benefit of $596,000 for the year ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Assets.  At December 31, 2009, the Corporation’s assets totaled $457.0 million, an increase of $22.8 million, or 5.3%, as compared to $434.2 million at December 31, 2008. Cash and cash equivalents decreased $5.7 million to $15.6 million from $21.4 million at December 31, 2008. The decrease was due primarily to a decrease in overnight deposits as those funds were used to purchase investment securities. Investment and mortgage-backed securities increased $48.9 million to $151.8 million from $102.8 million at December 31, 2008 due to the purchase of agency and mortgage-backed securities that were funded primarily with deposit growth.

Total loans, net, decreased $28.3 million, or 10.1%, to $250.4 million at December 31, 2009 from $278.7 million at December 31, 2008. The decrease was due to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina. Consumer loans decreased $4.7 million, or 8.3%, during 2009, commercial loans decreased $20.2 million, or 9.9%, and residential mortgage loans decreased $6.3 million or 24.1%.

               Real estate acquired through foreclosure increased $5.2 million to $5.9 million at December 31, 2009 from $667,000 at December 31, 2008, as a result of foreclosure on commercial real estate properties. Approximately 88%, or $4.8 million of the increase was due to the foreclosure of two commercial real estate projects where  the collateral values are supported by residential housing and undeveloped land. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible. The carrying value of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Intangible assets decreased $2.8 million to $0 at December 31, 2009 compared to $2.8 million at December 31, 2008 as a result of the charge-off of goodwill and deposit premiums related to a previous acquisition that resulted from the significant decrease in the Corporation’s market capitalization. Other assets increased $5.7 million, or 98.3%, to $11.5 million at December 31, 2009 from $5.8 million at December 31, 2008 due primarily to an increase in deferred income taxes as a result of the $7.4 million net loss in 2009 compared to the $397,000 net loss for 2008. In addition, other assets include a prepaid expense for $2.2 million where the FDIC required all banks to prepay their assessment premiums for a three year period.

Liabilities.  Total liabilities increased $20.6 million, or 5.0%, to $430.9 million at December 31, 2009 from $410.3 million at December 31, 2008. Total deposits increased $25.9 million, or 8.4%, from $306.8 million at December 31, 2008 to $332.8 million at December 31, 2009. Time deposits decreased $16.5 million, or 8.7%, from $187.1 million at December 31, 2008 to $170.8 million at December 31, 2009 while transaction deposit accounts increased $42.2 million, or 35.2%, from $119.8 million at December 31, 2008 to $161.9 million at December 31, 2009. The increase in transaction accounts was due primarily to a special account promotion. The Corporation continues to target lower cost demand deposit accounts versus traditional higher cost certificates of deposits. The increase in deposits was utilized to fund the growth in investment securities and to pay down borrowings for the year.

Shareholders’ Equity.  On March 13, 2009, the Corporation sold $9.3 million in preferred shares and warrants to purchase 178,880 shares of common stock, $0.01 par value, at an exercise price of $7.77 per share to the United States Department of Treasury pursuant to the federal government’s Troubled Asset Relief Program Capital Purchase Program. Shareholders’ equity increased $2.2 million, or 9.2%, to $26.1 million at December 31, 2009 from $23.9 million at December 31, 2008 due to a net loss of $7.4 million, common stock dividend payments of $0.06 per share at a cost of $107,000 and preferred stock dividend payments of $310,000 offset by the preferred stock issuance and a $724,000 decrease in unrealized losses on securities available for sale. At December 31, 2009, all of the Bank’s capital ratios continued to be sufficient to classify it as a well-capitalized institution by regulatory measures.

Liquidity

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are deposits, loan sales and repayments, borrowings, maturities, prepayment and sales of securities and interest payments.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The primary investing activities of the Corporation are the origination of commercial and consumer loans and the purchase of investment and mortgage-backed securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase, and the utilization of FHLB advances. During 2009, the Corporation originated $30.7 million in loans and purchased $3.4 million in loan participations. At December 31, 2009, the Corporation’s holdings of investment and mortgage-backed securities totaled $151.7 million, $147.8 million of which was available for sale. Approximately $94.6 million and $80.6 million of investment securities at December 31, 2009 and December 31, 2008, respectively, were pledged as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

During 2009, total deposits increased $25.9 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Corporation and its local competitors and other factors. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2009, totaled $119.7 million.  The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional external sources of funds are available through FHLB advances, lines of credit and wholesale deposits. At December 31, 2009, the Corporation had outstanding $64.5 million of FHLB borrowings and $18.5 million of securities sold under agreements to repurchase. At December 31, 2009, the Corporation had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $54.0 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

See Note 17 to the Consolidated Financial Statements for further information about commitments and contingencies.

Parent Company Liquidity

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. The Corporation paid cash dividends per common shareholder of $0.06 per share for 2009 compared to $0.46 per share for 2008. The payment of cash dividends for common shares was suspended after the first quarter of 2009 in order to retain capital and it is unknown at this time when or if the program will resume. Provident Community Bancshares’ primary sources of income are proceeds that it retained from its offering of preferred stock and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency cannot exceed retained net income for that year combined with retained net income for two years less any transfers to surplus and capital distributions. At December 31, 2009, Provident Community Bancshares, Inc. had liquid assets of $1.6 million.

Capital Resources

At December 31, 2009, the Bank exceeded the OCC’s and the FRB’s capital requirements. See Note 19 to the Consolidated Financial Statements for further discussion of these capital requirements.

Off-Balance Sheet Arrangements

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer’s requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $40.1 million at December 31, 2009. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

At December 31, 2009, the undisbursed portion of construction loans was $320,000 and the unused portion of credit lines was $38.3 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

For the year ended December 31, 2009, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Provident Community Bancshares, Inc.
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of Provident Community Bancshares, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Provident Community Bancshares, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years the ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Provident Community Bancshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control over Financial Reporting, and accordingly, we do not express an opinion thereon.

Elliott Davis, LLC
Columbia, South Carolina
March 3, 2010

Elliott Davis LLC, 1901 Main Street Suit 1650, P.O. Box 2227, Columbia, SC 29202-2227
Phone: 803.256.0002   Fax: 803.254.4724   www.elliottdavis.com

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2009	2008
	(In Thousands)
Assets
Cash and due from banks	$10,344	$8,424
Federal Funds sold	5,287	12,946
Investments and mortgage-backed securities
Held to maturity (fair value of $3,976,000 and $2,310,000 at December 31, 2009 and 2008)	3,934	2,430
Available for sale	147,816	100,418
Total investments and mortgage-backed securities	151,750	102,848
Loans, net of allowance for loan losses of $5,579,000 in 2009 and $6,778,000 in 2008	250,420	278,665
Real estate acquired through foreclosure	5,917	667
Federal Home Loan Bank stock, at cost	3,947	3,929
Federal Reserve Bank stock, at cost	832	599
Office properties and equipment, net	5,447	5,837
Accrued interest receivable	2,238	2,087
Intangible assets	–	2,845
Cash surrender value of life insurance	9,332	9,577
Other assets	11,489	5,794
Total assets	$457,003	$434,218

Liabilities
Deposits	$332,762	$306,821
Advances from the Federal Home Loan Bank	64,500	69,500
Securities sold under agreements to repurchase	18,520	19,005
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	581	701
Other liabilities	2,147	1,895
Total liabilities	430,882	410,294

Commitments and contingencies – Notes 13 and 17

Shareholders’ equity
Serial preferred stock, no par value, authorized – 500,000 shares, issued and outstanding – 9,266 shares at December 31, 2009 and none at December 31, 2008	9,245	–
Common stock – $0.01 par value, authorized – 5,000,000 shares issued and outstanding – 1,790,599 shares at December 31, 2009 and 1,787,092 shares at December 31, 2008	20	20
Common stock warrants	25	–
Additional paid-in capital	12,919	12,903
Accumulated other comprehensive loss	(972)	(1,696)
Retained earnings, substantially restricted	11,184	18,997
Treasury stock, at cost	(6,300)	(6,300)
Total shareholders’ equity	26,121	23,924
Total liabilities and shareholders’ equity	$457,003	$434,218

 See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)

	Years Ended December 31,
	2009	2008
	(In Thousands, Except Share Data)
Interest Income:
Loans	$14,230	$17,230
Deposits and federal funds sold	50	55
Securities available for sale:
State and municipal (non taxable)	286	352
Other investments (taxable)	6,116	4,842
Securities held to maturity and FHLB/FRB stock dividends	217	306
Total interest income	20,899	22,785
Interest Expense:
Deposit accounts	7,995	8,959
Floating rate junior subordinated deferrable Interest debentures	530	721
Advances from the FHLB and other borrowings	3,068	3,526
Total interest expense	11,593	13,206
Net Interest Income	9,306	9,579
Provision for loan losses	8,695	4,210
Net interest income after provision for loan losses	611	5,369
Non-Interest income:
Fees for financial services	2,932	3,085
Other fees, net	83	101
Other-than-temporary-impairment write-down on securities	(3,756)	—
Net gain on sale of investments	775	498
Total non-interest income	34	3,684
Non-Interest Expense:
Compensation and employee benefits	4,512	4,946
Occupancy and equipment	2,685	2,476
Deposit insurance premiums	871	100
Professional services	371	359
Advertising and public relations	85	221
Loan operations	555	186
Telephone	192	190
Items processing	338	259
Intangible amortization	324	416
Impairment of intangible assets	1,349	—
Other	765	893
Total non-interest expense	12,047	10,046
Loss before income taxes	(11,402)	(993)
Benefit for income taxes	(4,011)	(596)
Net loss	$(7,391)	$(397)
Accretion of preferred stock to redemption value and preferred dividends	382	–
Net to common shareholders	$(7,773)	$(397)
Net loss per common share (basic)	$(4.34)	$(0.22)
Net loss per common share (diluted)	$(4.34)	$(0.22)
Cash dividends per common share	$0.06	$0.46
Weighted average number of common shares outstanding (basic)	1,789,743	1,784,412
Weighted average number of common shares outstanding (diluted)	1,789,743	1,784,412
See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (LOSS)
Twelve months ended december 31, 2009 And  2008

	Preferred Stock		Common Stock				Retained	Accumulated
	Shares	Amount	Shares	Amount	Warrants	Additional Paid-In Capital	Earnings, Substantially Restricted	Other Comprehensive Income (loss)	Treasury Stock At Cost	Total Shareholder’s Equity
	(Dollars in Thousands, Except Share Data)
Balance at December 31, 2007			1,794,866	$20		$12,781	$20,276	$191	$(5,955)	$27,313
Net Income (loss)	—	—	—	—	—	—	(397)	—	—	(397)
Other comprehensive loss, net of tax on unrealized holding gains arising during period	—	—	—	—	—	—		(2,173)		(2,173)
Less reclassification adjustment for gains included in net income	—	—	—	—	—	—	—	286	—	286
Comprehensive loss	—	—	—	—	—	—		—	—	(2,284)
Stock option activity, net	—	—	1,424	—	—	2	—	—	—	2
Dividend plan contributions	—	—	10,508	—	—	120				120
Cumulative effect of change in accounting principal	—	—	—	—	—	—	(60)	—	—	(60)
Share repurchase program	—	—	(19,706)	—	—	—	—	—	(345)	(345)
Cash dividend ($0.46 per share)	—	—	—	—	—	—	(822)	—	—	(822)
Balance at December 31, 2008	—	—	1,787,092	$20	—	$12,903	$18,997	$(1,696)	$(6,300)	$23,924
Net Income (loss)	—	—	—	—	—	—	(7,391)	—	—	(7,391)
Other comprehensive loss, net of tax on unrealized holding gains arising during period	—	—	—	—	—	—	—	2,572	—	2,572
Less reclassification adjustment for gains and other than temporary investment charge in net loss	—	—	—	—	—	—	—	(1,848)	—	(1,848)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(6,667)
Dividend plan contributions	—	—	3,507	—	—	16	—	—	—	16
Issuance of preferred stock, net	9,266	9,240	—	—	—	—	—	—	—	9,240
Issuance of common stock warrants	—	—	—	—	25	—	—	—	—	25
Accretion of preferred stock to redemption value	—	5	—	—	—	—	(5)	—	—	-
Preferred stock dividend	—	—	—	—	—	—	(310)	—	—	(310)
Cash dividend ($0.06 per share)	—	—	—	—	—	—	(107)	—	—	(107)
Balance at December 31, 2009	9,266	$9,245	1,790,599	$20	$25	$12,919	$11,184	$(972)	$(6,300)	$26,121
See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
	(In Thousands)
Operating activities:
Net loss	$(7,391)	$(397)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	8,695	4,210
Amortization expense	324	523
Depreciation expense	534	652
Recognition of deferred income, net of costs	(325)	(515)
Deferral of fee income, net of costs	255	435
Other than temporary impairment charge on AFS securities	3,756	–
Impairment of intangible assets	1,349	–
Gain on investments	(775)	(498)
(Increase) decrease in accrued interest receivable	(151)	538
Loss on sale of assets acquired from foreclosed loans	(2)	(28)
Increase in bank owned life insurance	(400)	(402)
Increase in other assets	(4,523)	(594)
Decrease in accrued interest payable	(120)	(41)
Increase (decrease) in other liabilities	253	(1,290)
Net cash provided by operating activities	1,479	2,593
Investing activities:
Purchase of investment and mortgage-backed securities:
Available for sale	(161,315)	(74,450)
Held to maturity	(1,504)	–
Proceeds from maturity of investment and mortgage-backed securities:
Available for sale	41,736	34,650
Held to maturity	250	696
Proceeds from sale of investment and mortgage-backed securities:
Available for sale	39,987	37,040
Principal repayments on mortgage-backed securities
Available for sale	29,618	7,394
Net decrease (increase) in loans	14,372	(28,063)
Purchase of FHLB/FRB stock	(251)	(103)
Proceeds from redemption of life insurance	644	–
Proceeds from sales of foreclosed assets, net of costs and improvements	69	875
Purchase of office properties and equipment	(144)	(1,344)
Net cash used in investing activities	(36,538)	(23,305)
Financing activities:
Proceeds from the exercise of stock options	–	2
Proceeds from dividend reinvestment plan	16	120
Proceeds from the issuance of preferred stock, net	9,240	–
Proceeds from the issuance of warrants	25	–
Dividends paid in cash	(107)	(821)
Dividends paid on preferred stock	(310)	–
Split dollar post retirement liability recapitalization	–	(60)
Repayment of term borrowings, net	(5,485)	(5,126)
Share repurchase program	–	(345)
Increase in deposit accounts	25,941	36,422
Net cash provided by financing activities	29,320	30,192
Net increase (decrease) in cash and due from banks	(5,739)	9,480
Cash and cash equivalents at beginning of period	21,370	11,890
Cash and cash equivalents at end of period	$15,631	$21,370

See Notes to Consolidated Financial Statements

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

Investments and Mortgage-backed Securities - The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. No securities have been classified as trading securities.

Purchases and sales of securities are accounted for on a settlement date basis. Premiums and discounts on debt securities are amortized or accreted as adjustments to income over the estimated life of the security using a method approximating the level yield method. Gains or losses on the sale of securities are based on the specific identification method. The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Allowance for Loan Losses - The Corporation maintains an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

1.	Summary of Significant Accounting Policies (continued)

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The allowance for loan loss calculation includes a segmentation of loan categories by residential mortgage, commercial and consumer loans. Each category is rated for all loans. The weights assigned to each performing group are developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. As the loan categories increase and decrease in balance, the provision for loan loss calculation will adjust accordingly. The evaluation also includes a component for expected losses on groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses, and may require the Corporation to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Accounting for Impaired Loans - Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. If the resulting value of the impaired loan is less than the recorded balance, the impairment must be recognized by creating a valuation allowance for the difference and recognizing a corresponding bad debt expense.  The risk characteristics used to aggregate loans are collateral type, borrower’s financial condition and geographic location.

The Corporation generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible.  Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. The Corporation’s policy for charge-off of impaired loans is on a loan-by-loan basis. The Corporation’s policy is to evaluate impaired loans based on the fair value of the collateral.  Interest income from impaired loans is recorded using the cash method.  At December 31, 2009, impaired loans totaled $20.9 million and the Corporation had recognized no interest income from impaired loans. The average balance in impaired loans was $20.0 million  for 2009.

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

The Corporation’s unamortized goodwill and other intangible assets are reviewed annually to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and when appropriate, the amortization period is also reduced.  Based on the impairment analysis performed, due to the Corporation’s current market capitalization, all goodwill and deposit premiums were charged off in 2009.

Interest Income - Interest on loans is accrued and credited to income monthly based on the principal balance outstanding and the contractual rate on the loan. The Corporation places loans on non-accrual status when they become greater than 90 days delinquent or when in the opinion of management, full collection of principal or interest is unlikely. All interest that was accrued prior to the loan being placed on non-accrual status is automatically reversed after the 90 day delinquency period. The loans are returned to accrual status when full collection of principal and interest appears likely.

1.           Summary of Significant Accounting Policies (continued)

Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax  purposes. A valuation allowance is established for deferred tax assets that may not be realized. Also, on a prospective basis, the exception from the requirement to record deferred taxes on tax basis bad debt reserves in excess of the base year amounts is eliminated. The tax basis bad debt reserve that arose prior to the fiscal year 1988 (the base year amount) is frozen, and the book reserves at that date and all subsequent changes in book and tax basis reserves are included in the determination of deferred taxes.

Per-Share Data - Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period.  Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under Provident Community Bancshares’s stock option plan is reflected in diluted earnings per share by the application of the treasury stock method.  There were no common stock equivalents included in the diluted earnings per share calculation at December 31, 2009 or 2008.

Fair Values of Financial Instruments - The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents - The carrying amounts of cash and due from banks approximate their fair value.

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

Loans - The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired.

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

Accrued interest - The carrying amounts of accrued interest approximate their fair values.

1.	Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation - The Corporation accounts for the compensation costs for its stock option plan under the fair value recognition provisions of Financial Accounting Standards Board FASB ASC 123(R), “Accounting for Stock-Based Compensation”, (ASC 718-10-10).

There were no stock options granted in 2009 or 2008.

2.	Investment and Mortgage-backed Securities

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Municipal Securities	$3,934	$52	$(10)	$3,976

2.	Investment and Mortgage-backed Securities (continued)

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
U.S. Agency Obligations	$4	$—	$—	$4
Government Sponsored Enterprises	79,162	217	(908)	78,471
Municipal Securities	5,781	261	—	6,042
Trust Preferred Securities	8,570	—	(2,658)	5,912
Total Investment Securities	93,517	478	(3,566)	90,429
Mortgage-backed Securities:
Fannie Mae	35,561	1,162	—	36,723
Ginnie Mae	16,569	461	—	17,030
Freddie Mac	3,068	86	—	3,154
Collateralized Mortgage Obligations	597	—	(117)	480
Total Mortgage-backed Securities	55,795	1,709	(117)	57,387
Total available for sale	$149,312	$2,187	$(3,683)	$147,816

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Municipal Securities	$2,430	$–	$(120)	$2,310

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
U.S. Agency Obligations	$6	$–	$–	$6
Government Sponsored Enterprises	27,901	331	(2)	28,230
Municipal Securities	6,135	223	–	6,358
Trust Preferred Securities	12,325	–	(3,933)	8,392
Total Investment Securities	46,367	554	(3,935)	42,986
Mortgage-backed Securities:
Fannie Mae	31,989	452	(56)	32,385
Ginnie Mae	21,311	567	–	21,878
Freddie Mac	2,551	33	(10)	2,574
Collateralized Mortgage Obligations	809	–	(214)	595
Total Mortgage-backed Securities	56,660	1,052	(280)	57,432
Total available for sale	$103,027	$1,606	$(4,215)	$100,418

2.	Investment and Mortgage-backed Securities (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity

Municipal Securities	$494	$9	$833	$1	$1,326	$10

Total	$494	$9	$833	$1	$1,326	$10

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

U.S. Agency Obligations	$–	$–	$–	$–	$–	$–
Government Sponsored Enterprises	41,040	908	–	–	41,040	908
Municipal Securities	–	–	–	–	–	–
Trust Preferred Securities	–	–	5,912	2,658	5,912	2,658
Mortgage-backed Securities	—	—	532	117	532	117
Total	$41,040	$908	$6,444	$2,775	$47,484	$3,683

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity

Municipal Securities	$1,525	$70	$784	$50	$2,309	$120

Total	$1,525	$70	$784	$50	$2,309	$120

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

U.S. Agency Obligations	$–	$–	$–	$–	$–	$–
Government Sponsored Enterprises	3,000	2	–	–	3,000	2
Municipal Securities	–	–	–	–	–	–
Trust Preferred Securities	–	–	8,392	3,933	8,392	3,933
Mortgage-backed Securities	126	3	8,629	277	8,755	280
Total	$3,126	$5	$17,021	$4,210	$20,147	$4,215

2.	Investment and Mortgage-backed Securities (continued)

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

To determine which individual securities are at risk for other-than-temporary impairment, the Corporation considers various characteristics of each security including but not limited to the credit rating, the duration and amount of the unrealized loss, and any credit enhancements. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of the assessment. As a result of this review, the Corporation identifies individual securities believed to be at risk for other-than-temporary impairment. These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates, and loss severity to determine whether the Corporation expects to receive all of the contractual cash flows as scheduled. The Corporation recognizes an other-than-temporary impairment credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis.

To determine impairment charges for the Corporation’s collateralized debt obligations (“CDO”), we performed discounted cash flow valuations through a static default model test. The default model used assumed a 3.6% rate, which is three times the historic default rates, a 0% recovery on all banks in deferral of interest payments and a 0% prepayment rate. Cash flow valuations with a premium mark up of 300 basis points were also used to determine the fair market values of the Corporation’s collateralized debt obligations. Valuation documentation for the cash flow analysis is provided by an independent third party and is reviewed each quarter by the Corporation’s external auditor.

The following table presents the Corporation’s investments by category and the related unrealized gains or losses, net of tax, recognized in other comprehensive losses, credit losses recognized in and credit ratings for each classification of security. Trust preferred securities are divided into pooled and single issue securities. All trust preferred pooled securities are in the mezzanine tranche. Private label trust preferred securities are $2.0 million each and are evaluated each quarter based on the financial stability of the institution. Agency MBS and agency securities are government guaranteed and therefore, their risk is relatively low. These securities have no credit rating included in the table below.

Amounts in the following table are in millions.
Security Classification	Amortized Cost	Fair Value	OCI	OTTI	AAA	AA	A	Baa1	Ba3	Not Rated	Below Investment Grade
Single issuer trust preferred securities	$4.0	$2.8	$(0.8)	$—	$—	$—	$—	$—	$—	$2.8	$—
Pooled trust preferred securities	4.6	3.1	(0.9)	(3.8)	—	—	—	—	0.8	—	2.3
Agency MBS	55.2	56.9	1.1	—	—	—	—	—	—	—	—
Private label CMO	0.6	0.5	(0.1)	—	0.5	—	—	—	—	—	—
Treasury/Agency	79.1	78.5	(0.5)	—	—	—	—	—	—	—	—
Municipals/AFS	5.8	6.0	0.2	—	2.4	0.9	1.1	1.1	—	0.5	—
Municipals/HTM	3.9	4.0	—	—	2.5	0.5	1.0	—	—	—	—

Total	$153.2	$151.8	$(1.0)	$(3.8)	$5.4	$1.4	$2.1	$1.1	$0.8	$3.3	$2.3

For the year ended December, 31, 2009, the Corporation experienced a credit-related other-than-temporary impairment of $3.8 million on the CDO portfolio. All of these securities are in the Corporation’s available for sale portfolio. This was charged to earnings in non-interest income as “Other-than-temporary-impairment write-down on securities”. The total securities impacted by credit-related other-than-temporary impairment have a current carrying value of $3.1 million and represent approximately 2.1% of available for sale securities. These securities will have a negligible impact on the Corporation’s liquidity. We do not intend to sell the remaining debt securities and more likely than not, we will not be required to sell the debt securities before their anticipated recovery.

2.	Investment and Mortgage-backed Securities (continued)

Proceeds, gross gains and gross losses realized from the sales of available for sale securities were as follows for the periods ended (in thousands):

	Years Ended December 31,
	2009	2008

Proceeds	$39,987	$37,040
Gross gains	775	498
Gross losses	–	–
Net gain (loss) on investment transactions	$775	$498

The maturities of securities at December 31, 2009 are as follows (in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$727	$728
Due after one year through five years	—	—	424	429
Due after five years through ten years	—	—	18,784	18,626
Due after ten years	3,934	3,976	129,377	128,033
Total investment and mortgage-backed securities	$3,934	$3,976	$149,312	$147,816

The mortgage-backed securities held at December 31, 2009 mature between one and thirty years. The actual lives of those securities may be significantly shorter as a result of principal payments and prepayments. All mortgage-backed securities are U.S. Government securities issued through Fannie Mae, Ginnie Mae, or Freddie Mac.

At December 31, 2009 and 2008, $94.6 million and $80.6 million, respectively, of securities recorded at book value were pledged as collateral for certain deposits and borrowings.

At December 31, 2009, approximately $2.4 million of mortgage-backed securities were adjustable rate securities. The adjustment periods range from monthly to annually and rates are adjusted based on the movement of a variety of indices.

Investments in collateralized mortgage obligations (“CMOs”) had a fair market value of $480,000 at December 31, 2009. These are private label CMO securities that were issued by a large regional bank. Therefore, the fair market value is determined by the current available broker supplied price as an estimate of the amount the Corporation could expect to receive in the open market. These securities are not actively traded as a result of the economic crisis.

3.	Federal Home Loan Bank Capital Stock

Provident Community Bank, as a member institution of Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in the FHLB of Atlanta based generally upon a membership-based requirement and an activity-based requirement related to the level of advances that the Corporation borrows from the FHLB. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock historically has been at par value. The carrying value (which approximates fair value) of this stock was $3.9 million at December 31, 2009 and $3.9 million at December 31, 2008.

3.	Federal Home Loan Bank Capital Stock (continued)

In evaluating other-than-temporary impairment of the FHLB stock, the Corporation considered the most recent financial results of the FHLB, the resumption of paying dividends on common stock, its ability to repurchase the stock at par value throughout the year in a timely manner based on the level of advances that the Corporation maintains, and the baseline credit assessment rating given by Moody’s Investors Service of AAA. The Corporation believes that the resumption of the common stock dividend and the investment grade rating of AAA indicate that there is no impairment in the investment in the FHLB stock as of December 31, 2009.

4.	Loans, Net

Loans receivable consisted of the following (in thousands):

	As of December 31,
	2009	2008
Mortgage loans:
Fixed-rate residential	$10,675	$12,847
Adjustable-rate residential	6,202	7,388
Commercial real estate	110,901	110,589
Construction	2,923	5,867
Total mortgage loans	130,701	136,691
Commercial loans:
Commercial non-real estate	34,429	27,946
Commercial lines of credit	39,096	66,066
Total commercial loans	73,525	94,012
Consumer loans:
Home equity	17,395	17,371
Consumer and installment	34,578	39,301
Consumer lines of credit	314	330
Total consumer loans	52,287	57,002
Total loans	256,513	287,705
Less:
Undisbursed portion of interim construction loans	(320)	(1,926)
Unamortized loan discount	(309)	(383)
Allowance for loan losses	(5,579)	(6,778)
Net deferred loan origination costs	115	47
Total, net	$250,420	$278,665
Weighted-average interest rate of loans	4.87%	5.47%

Under OCC regulations, the Bank may not make loans to one borrower in excess of 15% of unimpaired capital. This limitation does not apply to loans made before August 9, 1989. At December 31, 2009, the Bank had loans outstanding to one borrower ranging up to $5.4 million.

Adjustable-rate residential real estate loans (approximately $6.2 million and $7.4 million at December 31, 2009 and 2008, respectively) are subject to rate adjustments annually and generally are adjusted based on movement of the Federal Home Loan Bank National Monthly Median Cost of Funds rate or the Constant Maturity Treasury index. The maximum loan rates can be adjusted is 200 basis points in any one year with a lifetime cap of 600 basis points.

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

Until 2002, the Bank originated both fixed rate and adjustable rate mortgage loans with terms generally ranging from fifteen to thirty years and generally sold the loans while retaining servicing on loans originated.  The Bank discontinued the origination of loans held for sale in 2002. The underlying value of loans serviced for others was $10.6 million and $13.0 million at December 31, 2009 and 2008, respectively.

4.	Loans, net (continued)

Loans that management identifies as impaired generally will be non-performing loans. At December 31, 2009 and 2008, loans which are accounted for on a non-accrual basis or contractually past due ninety days or more totaled approximately $20.9 million and $16.0 million, respectively. The amount the Corporation will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrower’s ability to repay the loans. During the years ended December 31, 2009 and 2008, the Corporation recognized no interest income on loans past due 90 days or more, whereas, under the original terms of these loans, the Corporation would have recognized additional interest income of approximately $1.4 million and $715,000, respectively.

Information about impaired loans as of and for the years ended December 31, 2009 and 2008, is as follows:

	Years Ended December 31,
	2009	2008
Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10/Statement No. 114	$1,829	$7,774
Other impaired loans	19,040	8,227
Total impaired loans	$20,869	$16,001
Average monthly balance of impaired loans	$20,006	$7,588
Specific allowance for credit losses	$675	$3,536

Specific reserves of $6.4 million were charged against impaired loans as partial charge-offs for the year ended December 31, 2009.

The changes in allowance for loan losses consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008

Balance at beginning of Period	$6,778	$3,344
Provision for loan losses	8,695	4,210
Net charge-offs	(9,894)	(776)
Balance at end of period	$5,579	$6,778

Renegotiated loans, or troubled debt restructurings, are those loans where the borrower is experiencing financial difficulties and we have agreed to concessions of the terms such as changes in the interest rate charged and/or other concessions. Troubled debt restructurings increased $3.0 million from $316,000 at December 31, 2008 to $3.3 million at December 31, 2009. The majority of this increase relates primarily to two commercial real estate relationships totaling $2.5 million that have been affected by the downturn in the commercial real estate market.

Directors and officers of the Corporation are customers of the Corporation in the ordinary course of business.  Loans to directors and officers have terms consistent with those offered to other customers.  Loans to officers and directors of the Corporation are summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008

Balance at beginning of period	$539	$349
Loans originated during the period	1,719	219
Loan repayments during the period	(78)	(29)
Balance at the end of period	$2,180	$539

5.	Office Properties and Equipment

Office properties and equipment consisted of the following (in thousands):

	As of December 31,
	2009	2008

Land	$1,656	$1,656
Building and improvements	5,269	5,146
Office furniture, fixtures and equipment	2,057	2,989
Total	8,982	9,791
Less accumulated depreciation	(3,535)	(3,954)
Office properties and equipment, net	$5,447	$5,837

Depreciation expense was $534,000 and $652,000 for the years ended December 31, 2009 and 2008, respectively.

6.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008
Core Deposit Premium
Balance at beginning of year	$516	$932
Amortization	(324)	(416)
Charge-off of remaining deposit premium	(192)	—
Balance at end of year	-	516
Goodwill
Balance at beginning of year	2,329	2,329
Reclassification of goodwill	(1,172)	—
Charge-off of remaining goodwill	(1,157)	—
Balance at end of year	-	2,329
Total	$-	$2,845

A reclassification of goodwill occurred due to an adjustment to the goodwill valuation that was offset against deferred income taxes. This adjustment resulted from our review of prior income tax returns and the discovery of a misclassification from our business combination in 1999.

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The Corporation performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a probable reduction in the fair value below carrying value. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Impairment charges of $192,000 were recorded related to a deposit premium impairment.

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, the estimated fair value was developed using a market valuation approach that utilizes the current stock price as the primary indicator of fair market value. The results of this Step 1 process indicated that the estimated fair value was less than book value, thus requiring the Corporation to perform the second step (“Step 2”) of the goodwill impairment test.  Based on the Step 2 analysis, it was determined that the implied fair value of goodwill was $0 as of December 31, 2009, which resulted in a goodwill impairment charge of $1,157,000 for the year ended December 31, 2008 that was recorded as a component of noninterest expense on the consolidated statement of operations.

The primary factor in the determination of goodwill impairment in 2009 was the Corporation’s relatively low stock price and resulting market valuation. The Corporation’s stock price has been trading below its book value throughout 2009. Management attributes its relatively low stock price to both financial services industry-wide and Corporation specific factors primarily related to credit quality issues. The goodwill impairment charge is non-cash expense, and since goodwill is a non interest earning asset, this charge will not impact the Corporation’s future operating performance.

7.	Deposit Accounts

Deposit accounts at December 31 were as follows (in thousands):

	2009			2008
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	–%	$18,015	5.42%	–%	$17,002	5.54%
Non-commercial	2.30	98,274	29.53	2.06	68,033	22.18
Money market	1.57	32,239	9.69	2.17	22,313	7.27
Savings	0.51	13,383	4.02	0.57	12,407	4.04
Total demand and time deposits	1.74	161,911	48.66	1.92	119,755	39.03
Time deposits:
Up to 3.00%		135,064	40.59		41,720	13.60
3.01% - 4.00%		20,885	6.27		79,176	25.80
4.01% - 5.00%		13,744	4.13		58,962	19.22
5.01% - 6.00%		1,130	0.34		7,180	2.34
6.01% - 7.00%		28	0.01		28	0.01
Total time deposits	2.27	170,851	51.34	3.56	187,066	60.97
Total deposit accounts	2.02%	$332,762	100.00%	2.91%	$306,821	100.00%

As of December 31, 2009 and 2008, total deposit accounts include approximately $2.0 million and $2.0 million, respectively, of deposits from the Corporation’s officers, directors, employees or parties related to them.

At December 31, 2009 and 2008, time deposit accounts with balances of $100,000 and over totaled approximately $68.2 million and $74.9 million, respectively.

Time deposits by maturity were as follows (in thousands):

	As of December 31,
	2009	2008
Maturity Date
Within 1 year	$119,737	$141,904
After 1 but within 2 years	48,695	40,462
After 2 but within 3 years	2,069	2,354
After 3 but within 4 years	287	1,854
Thereafter	63	492
Total time deposits	$170,851	$187,066

           Interest expense on deposits consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008
Account Type
NOW accounts and money market deposit accounts	$2,385	$2,147
Passbook and statement savings Accounts	69	83
Certificate accounts	5,572	6,758
Early withdrawal penalties	(31)	(29)
Total	$7,995	$8,959

8.	Advances from the Federal Home Loan Bank

At December 31, 2009 and 2008, the Bank had $64.5 million and $69.5 million, respectively, of advances outstanding from the FHLB.  The maturity of the advances from the FHLB is as follows (in thousands):

	As of December 31,
	2009	Weighted Average Rate	2008	Weighted Average Rate
Contractual Maturity:
Within one year – fixed rate	$5,000	4.93	$5,000	2.93%
After one but within three years – fixed rate	—	—	5,000	4.93
After one but within three years – adjustable rate	22,000	4.58	22,000	4.58
Greater than five years – adjustable rate	37,500	3.89	37,500	3.89
Total advances	$64,500	4.20%	$69,500	4.11%

The Bank pledges as collateral to the advances their FHLB stock, investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 80% of the unpaid principal balances, 100% of total advances. The amount of qualifying loans was $52.8 million and $48.5 million, respectively, at December 31, 2009 and 2008. In addition to qualifying loans, the Corporation also pledges investment securities. The amount of investment securities pledged for advances was $46.5 million and $36.1 million, respectively, at December 31, 2009 and 2008. Advances are subject to prepayment penalties and to calls at the option of the FHLB of Atlanta. The advances callable in fiscal 2010 are $59.5 million with a weighted average rate of 4.15%. During fiscal years 2009 and 2008, the FHLB did not exercise any of the call provisions related to the advances.

9.	Securities Sold Under Agreements to Repurchase

The Company had $18,520,000 and $19,005,000 borrowed under agreements to repurchase at December 31, 2009 and 2008, respectively. The amortized cost of the securities underlying the agreements to repurchase at December 31, 2009 was $19,142,000 and $22,188,000 at December 31, 2008. The maximum amount outstanding at any month end during 2009 was $20,411,000 and $23,389,000 for 2008. The average amount of outstanding agreements for 2009 was $18,134,000 and $21,588,000 for 2008 and the approximate weighted average interest rate was 1.56% in 2009 and 2.53% in 2008.

10.	Floating Rate Junior Subordinated Deferrable Interest Debentures

On July 18, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust I (“Capital Trust I”). The Corporation is the owner of all of the common securities of Capital Trust I.  On July 21, 2006, Capital Trust I issued $4,000,000 in the form of floating/fixed rate capital securities through a pooled trust preferred securities offering.  The proceeds from this issuance, along with the Corporation’s $124,000 capital contribution for Capital Trust I’s common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due October 1, 2036 (the “Debentures”), which constitute the sole asset of Capital Trust I.  The interest rate on the Debentures and the capital securities will be equal to 7.393% for the first five years.  Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR.  The Corporation has, through the Trust Agreement establishing Capital Trust I, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Capital Trust I obligations under the capital securities. The stated maturity of the Debentures is October 1, 2036.  In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The Debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events that would either have a negative tax effect on Capital Trust I or the Corporation or would result in Capital Trust I being treated as an investment company that is required to be registered under the Investment Company Act of 1940.  The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods.  The Corporation paid $305,000 and $305,000 in interest for the years ended December 31, 2009 and 2008, respectively, for the Capital Trust I debentures.

10.	Floating Rate Junior Subordinated Deferrable Interest Debentures (continued)

On November 28, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust (“Capital Trust II”). The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust (the “Trust”) issued on December 18, 2001. The proceeds from this issuance, along with the Corporation’s $247,000 capital contribution for the Trust’s common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due March 1, 2037 (the “Debentures”), which constitute the sole asset of the Trust.  The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR, with a rate at December 31, 2008 of 3.92%. The Corporation has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust’s obligations under the capital securities. The stated maturity of the Debentures is March 1, 2037. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The Debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events that would either have a negative tax effect on the Trust or the Corporation or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940.  The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods.  The Corporation paid $225,000 and $416,000 in interest to the Capital Trust II in 2009 and 2008, respectively.

11.	Income Taxes

Income tax expense is summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008

Current	$(1,057)		$744
Deferred	(2,954)		(1,340)
Total income tax benefit	$(4,011)	$	(596)

The provision for income taxes differed from amounts computed by applying the statutory federal rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2009	2008

Tax at federal income tax rate	$(3,877)	$(337)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	—	12
Interest on municipal bonds	(146)	(160)
Non-taxable life insurance income	(136)	(136)
Impairment of goodwill	393	—
Other, net	(245)	25
Total	$(4,011)	$(596)

The Corporation had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

11.	Income Taxes (continued)

The tax effects of significant items comprising the Corporation’s deferred taxes as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Book reserves in excess of tax basis bad debt reserves	$1,516	$2,305
Deferred compensation	527	453
Net operating loss	1,630	–
Other-than-temporary-impairment	1,277	–
SFAS No. 115 mark-to-market adjustment	553	913
Charitable contribution limitation	6	–
Other real estate owned	355	106
Core deposit intangible	232	131
Loan discount amortization	105	–
Other	535	165
Total deferred tax asset	6,736	4,073
Deferred tax liabilities:
Difference between book and tax property basis	80	97
Difference between book and tax Federal Home Loan Bank stock	85	85
Deferred loan fees	41	17
Partnership pass-through differences	51	–
Prepaid expenses	81	70
Total deferred tax liability	338	269
Net deferred tax asset	$6,398	$3,804

The deferred tax assets of $6.4 million and $3.8 million at December 31, 2009 and 2008 are included in other assets in the balance sheet.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of asset and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carry-forwards depends on having sufficient taxable income of an appropriate character within the carry-back and carry-forward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year orprior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2009 and 2008. It is management’s belief that realization of the deferred tax asset is more likely than not.

Retained earnings at December 31, 2009 includes approximately $1.6 million representing pre-1988 tax bad debt base year reserve amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse until indefinite future periods and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolutions, liquidations or redemption of the Bank’s stock.

12.	Employee Benefits

The Corporation has a contributory profit-sharing plan which is available to all eligible employees.  Annual employer contributions to the plan consist of an amount which matches participant contributions up to a maximum of 5% of a participant’s compensation and a discretionary amount determined annually by the Corporation’s Board of Directors.  The annual contributions to the plan will be 5% of a participant’s compensation. Employer expensed contributions to the plans were $150,000 and $147,500 for the years ended December 31, 2009 and 2008, respectively.

13.	Financial Instruments with Off Balance Sheet Risk

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

The Corporation had loan commitments as follows (in thousands):
	As of December 31,
	2009	2008

Fixed/variable interest rate commitments to fund residential credit	$1,519	$4,539
Commitments to fund commercial and construction loans	320	1,926
Unused portion of credit lines (principally variable-rate consumer lines secured by real estate)	38,292	49,380
Total	$40,131	$55,845

The Corporation has no additional financial instruments with off-balance sheet risk.

The Corporation did not incur any losses on its commitments in the years ended December 31, 2009 and 2008.

14.	Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2009 (in thousands):
	December 31, 2009
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$15,631	$15,631
Securities available for sale	147,816	147,816
Securities held to maturity	3,934	3,976
Federal Home Loan Bank stock, at cost	3,947	3,947
Federal Reserve Bank stock, at cost	832	832
Loans, net	250,420	250,455
Accrued interest receivable	2,238	2,238
Cash surrender value of life insurance	9,332	9,332

Financial liabilities
Deposits	$332,762	$323,113
Advances from FHLB and other borrowings	64,500	67,457
Securities sold under agreement to repurchase	18,520	18,544
Floating rate junior subordinated deferrable interest debentures	12,372	10,758
Accrued interest payable	581	581

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(40,131)	$(0)

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2008 (in thousands):
	December 31, 2008
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$21,370	$21,370
Securities available for sale	100,418	100,418
Securities held to maturity	2,430	2,310
Federal Home Loan Bank stock, at cost	3,929	3,929
Federal Reserve Bank stock, at cost	599	599
Loans, net	278,665	286,004
Accrued interest receivable	2,087	2,087
Cash surrender value of life insurance	9,577	9,577

Financial liabilities
Deposits	$306,821	$315,542
Advances from FHLB and other borrowings	69,500	70,394
Securities sold under agreement to repurchase	19,005	19,232
Floating rate junior subordinated deferrable interest debentures	12,372	11,636
Accrued interest payable	701	701

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(55,845)	$(0)

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted FASB 157 (ASC 820-10-15) Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. This standard requires disclosures about the  fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment  securities) or on a nonrecurring basis (for example, impaired loans).

14.	Fair Value of Financial Instruments (continued)

Fair Value Hierarchy

ASC 820-10-15 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10-15 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Investment Securities Available for Sale

Available for sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 may include asset-backed securities in less liquid markets.

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. Therefore, at December 31, 2009, loans classified as impaired totaled $20.9 million. Based on recommendations from our primary bank regulator, specific reserves of $6.4 million were charged off against the outstanding loans at December 31, 2009. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Corporation records the impaired loans as nonrecurring Level 3.

14.	Fair Value of Financial Instruments (continued)

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to impairment testing. Goodwill and other intangible assets measured at fair value on a nonrecurring basis relate to intangible assets (deposit premium intangible) that were acquired in connection with acquisitions and were valued at their fair market values at the time of acquisition. As such, the Corporation classifies goodwill and other intangible assets subjected to nonrecurring value adjustments as Level 3. The Corporation evaluated its goodwill and intangibles in 2009 and determined the entire amounts to be impaired. Therefore, the Corporation did not have any goodwill or other intangible assets at December 31, 2009.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at December 31, 2009 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$147,816,000	$78,474,000	$66,232,000	$3,110,000

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$100,418,000	$28,236,000	$67,337,000	$4,845,000

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2009.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Investment Securities
Available-for-Sale
Beginning balance at December 31, 2008	$4,845,000
Transfers in of Level 3	—
Gain/(Loss) for the year	(1,735,000)
Purchases, sales, issuances and settlements, net	—
Ending balance at December 31, 2009	$3,110,000

14.	Fair Value of Financial Instruments (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets  and liabilities measured at fair value on a nonrecurring basis at December 31, 2009 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Non performing loans	$20,869,000	$—	$20,869,000	$—
Other real estate owned	5,917,000	—	5,917,000	—
Total assets at fair value	$26,786,000	$—	$26,786,000	$—

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2008 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Non performing loans	$16,001,000	$—	$16,001,000	$—
Other real estate owned	667,000	—	667,000	—
Goodwill and intangible assets	2,845,000	—	2,845,000	—
Total assets at fair value	$19,513,000	$—	$19,513,000	$—

15.	Preferred Stock

On March 13, 2009, as part of the United States Department of the Treasury’s Capital Purchase Program, the Corporation issued 9,266 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 178,880 shares of the Corporation’s common stock for a period of ten years at an exercise price of $7.77 per share, in exchange for $9,266,000 in cash from the United States Department of the Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant.  As a result, $25,000 of the proceeds was allocated to the warrant. The amount allocated to the warrant is considered a discount on the preferred stock and will be amortized using the level yield method over a five-year period through a charge to retained earnings. Such amortization will not reduce net income, but will reduce income available to common sharesholders. Fair market value of the preferred stock was determined by using a discounted cash flow model that assumed a market dividend yield for similar preferred stock.

The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter.  The Corporation may redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends at any time with the prior regulatory approval.  The securities purchase agreement between the Corporation and the United States Department of the Treasury limits, for three years, the rate of dividend payments on the Corporation’s common stock to the amount of its last quarterly cash dividend before participation in the program of $0.03 per share unless an increase is approved by the Department of the Treasury, limits the Corporation’s ability to repurchase its common stock for three years and subjects the Corporation to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009. The Corporation plans to remain in the program for the initial three-year period and evaluate alternative sources of capital after that point.

16.	Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans through foreclosure is summarized as follows:

	Years Ended December 31,
	2009	2008

Balance at beginning of period	$667	$856
Foreclosures added during the period	5,890	163
Provision charged as a write-down	(640)	(352)
Balance at the end of period	$5,917	$667

Net real estate operations expense was $787,000 and $409,000 for the years ended December 31, 2009 and 2008, respectively.

17.	Supplemental Cash Flow Disclosures

	Years Ended December 31,
	2009	2008
Cash paid for:
Income taxes	$—	$680
Interest	11,713	13,247
Non-cash transactions:
Loans foreclosed	5,890	163
Unrealized gain (loss) on securities available for sale	$(1,495)	$(2,609)

18.	Commitments and Contingencies

Lease commitments - The Corporation leases certain Bank facilities under rental agreements that have expiration dates between 2018 and 2025. Future minimum rental payments due under these leases are as follows:

Years Ended
2010	$469,464
2011	469,464
2012	469,464
2013	469,464
2014	469,464
Thereafter	2,370,192

Total rent expense for the years ended December 31, 2009 and 2008 was $484,000 and $446,000, respectively.

Lines of credit - At December 31, 2009, the Corporation had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $54.0 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Corporation makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Piedmont region of South Carolina and North Carolina.  The Corporation’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.  Management has identified a concentration of a type of lending that it is monitoring.  Commercial non-mortgage loans totaled $73.5 million at December 31, 2009 representing 281% of total equity and 29% of loans receivable.  At December 31, 2008, this concentration totaled $94.0 million representing 392% of total equity and 34% of net loans receivable. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and are generally secured by a variety of collateral types, primarily accounts receivable, inventory and equipment.

18.	Commitments and Contingencies (continued)

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that the Corporation has a concentration of loans that exceed one of the regulatory guidelines for loan-to-value ratios.  This particular guideline states that the total amount by which commercial, agricultural, and multifamily and other non-residential properties exceed the regulatory maximum loan-to-value ratio limits should not exceed 30% of a bank’s total risk-based capital.  The excess over regulatory guidelines for these types of loans totaled $19.9 million at December 31, 2009 representing 52% of the Bank’s total risk-based capital.  These amounts exceeded regulatory guidelines by $7.2 million and 18.6%, respectively.

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

The Corporation has more interest-rate sensitive assets than liabilities. Thus, it enjoys an increasing net interest rate spread during periods of rising interest rates. The Corporation experiences a shrinking net interest spread in a falling interest rate environment.

19.	Stock Option Plans

At December 31, 2009, the Corporation had the following stock options outstanding.

Grant Date	Shares Granted	Average Exercise Price Per Share	Average Intrinsic Value(1)	Expiration Date	Earliest Date Exercisable

October, 2000	1,700	$8.75	$–	October, 2010	October, 2000
January, 2001	15,840	9.06	–	January, 2011	January, 2001
January, 2002	13,573	10.36	–	January 2012	January, 2002
April, 2002	750	13.00	–	April, 2012	April, 2002
December, 2003	36,500	16.75	–	December, 2013	December, 2003
January, 2005	1,000	16.60	–	January, 2015	January, 2005
March, 2005	21,500	17.26	–	March, 2015	March, 2005
Total shares granted	90,863		$–

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.  This amount changes based on changes in the market value of the Corporation’s stock.

       At December 31, 2009, the Corporation had the following options exercisable:

Fiscal Year	Range of exercise price	Weighted Average Remaining Contractual Life	Number Options Exercisable	Average Exercise Price

2000	$8.75	0.8 years	1,700	$8.75
2001	9.06	2 years	15,840	9.06
2002	10.36-13.00	2.6 years	13,573	10.50
2003	16.75	4 years	750	16.75
2005	16.60	5 years	36,500	16.60
2005	17.26	4.9 years	1,000	17.26
			21,500
	$8.75-$17.26	3.8 years	90,863	$14.44

Options for the two previous fiscal years were forfeited and exercised as follows:

	Stock options	Weighted average exercise

Outstanding at December 31, 2007	110,693	$14.59
Granted	–	–
Forfeited	(9,036)	15.64
Exercised	(7,544)	15.57
Outstanding at December 31, 2008	94,113	$14.44
Granted	–	–
Forfeited	(3,250)	16.02
Exercised	–	–
Outstanding at December 31, 2009	90,863	$14.44

The intrinsic value of options exercised for the years ended December 31, 2009 and 2008 was $0 and $24,108, respectively.

20.	Liquidation Account, Dividend Restrictions and Regulatory Matters

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

20.	Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2009, that the Bank and the Corporation meet the capital adequacy requirements to which they are subject.

As of December 31, 2009 and 2008, the Bank was “well capitalized” under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2009 that management believes have changed the Bank’s classification.

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

20.	Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

	December 31, 2009
	Actual		Regulatory Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$31,511	6.91%	$18,234	4.00%	$	n/a	n/a	%
Bank	32,924	7.17	18,364	4.00		22,955	5.00
Tier 1 capital ratio
Corporation	31,511	10.38	12,140	4.00		n/a	n/a
Bank	32,924	10.86	12,125	4.00		18,188	6.00
Total risk-based capital ratio
Corporation	38,259	12.61	24,279	8.00		n/a	n/a
Bank	36,703	12.11	24,251	8.00		30,314	10.00

	December 31, 2008
	Actual		Regulatory Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$31,710	7.46%	$16,786	4.00%	$	n/a	n/a	%
Bank	33,698	8.04	16,772	4.00		20,965	5.00
Tier 1 capital ratio
Corporation	31,710	10.02	12,494	4.00		n/a	n/a
Bank	33,698	10.80	12,480	4.00		18,720	6.00
Total risk-based capital ratio
Corporation	38,710	12.39	24,989	8.00		n/a	n/a
Bank	37,634	12.06	24,961	8.00		31,201	10.00

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $4.8 million at December 31, 2009 and $2.5 million at December 31, 2008.

21.	Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Corporation does not expect the guidance to have any impact on the Corporation’s financial statements.  The ASC was amended in December, 2009, to include this guidance.

21.	Recently Issued Accounting Standards (continued)

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were previously available.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Corporation does not expect the guidance to have any impact on the Corporation’s financial position.  An update was issued in December, 2009, to include this guidance in the ASC.

In January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Corporation’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

22.	Provident Community Bancshares, Inc. Financial Information
(Parent Corporation Only)

Condensed financial information for Provident Community Bancshares is presented as follows (in thousands):
	As of December 31,
	2009	2008
Condensed Balance Sheets
Assets:
Cash and due from banks	$1,638	$1,173
Investment in subsidiary	36,565	34,849
Other	380	379
Total assets	$38,583	$36,401

Liabilities and Shareholders’ Equity:
Accrued interest payable	$90	$105
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Shareholders’ equity	26,121	23,924
Total liabilities and shareholders’ equity	$38,583	$36,401

	Years Ended December 31,
	2009	2008
Condensed Statements of Income(Loss)
Equity in undistributed earnings (losses) of subsidiary	$(6,774)	$412
Interest expense	(530)	(721)
Other expense, net	(87)	(88)
Net loss	$(7,391)	$(397)

Condensed Statements of Cash Flows
Operating Activities:
Net loss	$(7,391)	$(397)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed earnings (losses) of subsidiary	6,774	(412)
Increase (decrease) in other assets and liabilities, net	(16)	(10)
Net cash used in operating activities	(633)	(819)
Investing Activities:
Capital contribution to subsidiary	(7,766)	—
Net cash used in investing activities	(7,766)	—
Financing Activities:
Dividends received from subsidiary	—	2,900
Dividend reinvestment plan contributions	16	120
Issuance of preferred stock	9,240	—
Issuance of common stock warrants	25	—
Preferred stock dividends paid	(310)	—
Cash dividends paid	(107)	(821)
Share repurchase program	—	(345)
Proceeds from the exercise of stock options	—	2
Net cash provided by financing activities	8,864	1,856
Net increase in cash and due from banks	465	1,037
Cash and due from banks at beginning of period	1,173	136
Cash and due from banks at end of period	$1,638	$1,173

23.	Quarterly Financial Data (unaudited)

The tables set forth below summarize selected financial data regarding results of operations for the periods indicated (in thousands, except common share data).

	For the year ended December 31, 2009< ;/f ont>
	First quarter	Second Quarter	Third Quarter	Fourth quarter	Total

Interest income	$5,138	$5,344	$5,352	$5,065	$20,899
Interest expense	3,027	3,003	2,898	2,665	11,593
Net interest income	2,111	2,341	2,454	2,400	9,306
Provision for loan losses	2,700	925	1,425	3,645	8,695
Non-interest income	480	270	413	(1,129)	34
Non-interest expense	2,516	2,617	2,480	4,434	12,047
Provision (benefit) for income taxes	(930)	(364)	(402)	(2,315)	(4,011)
Preferred stock dividends and accretion	25	118	119	120	382
(Loss) income available to common shareholders	$(1,720)	$(685)	$(755)	$(4,613)	$(7,773)
Net loss income per common share—Basic	$(0.95)	$(0.32)	$(0.42)	$(2.65)	$(4.34)
Net loss income per common share—Diluted	$(0.95)	$(0.32)	$(0.42)	$(2.65)	$(4.34)

	For the year ended December 31, 2008
	First quarter	Second Quarter	Third Quarter	Fourth quarter	Total

Interest income	$6,175	$5,700	$5,533	$5,377	$22,785
Interest expense	3,673	3,236	3,137	3,160	13,206
Net interest income	2,502	2,464	2,396	2,217	9,579
Provision for loan losses	310	365	615	2,920	4,210
Non-interest income	885	850	1,062	887	3,684
Non-interest expense	2,522	2,550	2,456	2,518	10,046
Provision (benefit) for income taxes	134	83	81	(894)	(596)
Net income (loss)	$421	$316	$306	$(1,440)	$(397)
Net income (loss) per common share—Basic	$0.24	$0.18	$0.17	$(0.81)	$(0.22)
Net income (loss) per common share—Diluted	$0.23	$0.18	$0.17	$(0.81)	$(0.22)

24.	Subsequent Events

The Corporation has evaluated events and transactions through the filing date for potential recognition or disclosure in the consolidated financial statements and has determined there are no subsequent events to disclose.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

(See Item 8. Financial Statements and Supplementary Data for additional information regarding management’s report on internal control over financial reporting.)

Item 9B.   Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

For information concerning the Board of Directors of Provident Community Bancshares, the information contained under the section captioned “Items to be Voted on By Shareholders — Item 1 — Election of Directors” in the Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the cover page of this Form 10-K and to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with section 16(a) of the Exchange Act.

Code of Ethics

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

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of Provident Community Bancshares.  The day-to-day management duties of the executive officers of Provident Community Bancshares and the Bank relate primarily to their duties as to the Bank.  The executive officers of Provident Community Bancshares currently are as follows:

Name	Age(1)	Position as of December 31, 2009

Dwight V. Neese	59	President, Chief Executive Officer and Director
Richard H. Flake	61	Executive Vice President – Chief Financial Officer
Lud W. Vaughn	59	Executive Vice President – Chief Operating Officer

(1)	At December 31, 2009.

Dwight V. Neese was appointed as President and Chief Executive Officer of the Bank effective September 5, 1995.

Richard H. Flake joined the Company in September 1995.

Lud W. Vaughn joined the Company in April 2003. Prior to joining the Company, Mr. Vaughn was Senior Vice President for Bank of America in Rock Hill, South Carolina.

Corporate Governance

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

(d)           Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2009.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	90,863	$14.39	157,373
Equity compensation plans not approved by security holders
Total	90,863	$14.39	157,273

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Director and Executive Officers—Policies and Procedures for Approval of Related Person Transactions” and “—Transactions with Related Persons” in the Proxy Statement.

Director Independence

Information concerning director independence is incorporated herein by reference to the section titled “Corporate Governance—Director Independence” in the Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “Items to be Voted On By Stockholders—Item 3—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.   Exhibits

Exhibit No.	Description	Incorporated by Reference to

3(a)	Amended and Restated Certificate of Incorporation	Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 9, 2006
3(b)	Bylaws	Form 10-K for the year ended December 31, 2008, as filed on March 26, 2009
4(a)	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Provident Community Bancshares	Form 8-K as filed on March 3, 2009
4(b)	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Form 8-K as filed on March 3, 2009
4(c)	Warrant to purchase 179,100 Share of Common Stock of Provident Community Bancshares, Inc.	Form 8-K as filed on March 3, 2009
10(a)	Employment Agreement with Dwight V. Neese	Form 10-KSB for the year ended September 30, 2003, as filed on December 19, 2003
10(b)	Employment Agreement with Richard H. Flake	Form 10-KSB for the year ended September 30, 2003, as filed on December 19, 2003
10(c)	(Form of First Amendment to the Employment Agreement by and between Provident Community Bancshares, Inc., Provident Community Bank and each of Dwight V. Neese and Richard R. Flake	Form 10-K for the year ended December 31, 2008, as filed on March 26, 2009
10(d)	Provident Community Bancshares, Inc. 1995 Stock Option Plan	Definitive Proxy Statement as filed on December 22, 1995
10(e)	Provident Community Bancshares, Inc. 2001 Stock Option Plan	Definitive Proxy Statement as filed on December 22, 2000
10(f)	Provident Community Bancshares, Inc. 2006 Stock Option Plan	Definitive Proxy Statement as filed on March 20, 2006
10(g)	Amended and Restated Change in Control Agreement by and among Lud W. Vaughn, Provident Community Bank, N.A. and Provident Community Bancshares, Inc.	Form 10-Q for the quarterly period ended June 30, 2007, as filed on August 13, 2007
10(h)	Form of First Amendment to the Amended and Restated Change in Control Agreement by and between Provident Community Bancshares, Inc., Provident Community Bank and Lud W. Vaughn	Form 10-K for the year ended December 31, 2008, as filed on March 26, 2009
10(i)	Supplemental Executive Retirement Plan, by and between Dwight V. Neese and Provident Community Bank	Form 10-Q for the quarterly period ended March 31, 2007, as filed on May 14, 2007
10(j)	Supplemental Executive Retirement Plan #2, by and between Dwight V. Neese and Provident Community Bank	Form 10-Q for the quarterly period ended March 31, 2007, as filed on May 14, 2007
10(k)	Supplemental Executive Retirement Plan, by and between Richard H. Flake and Provident Community Bank	Form 10-Q for the quarterly period ended March 31, 2007, as filed on May 14, 2007
10(l)	Supplemental Executive Retirement Plan #2, by and between Richard H. Flake and Provident Community Bank	Form 10-Q for the quarterly period ended March 31, 2007, as filed on May 14, 2007
10(m)	Supplemental Executive Retirement Plan, by and between Lud W. Vaughn and Provident Community Bank	Form 10-Q for the quarterly period ended June 30, 2007, as filed on August 13, 2007

10(n)
Form of Second Amendment to the Employment Agreement by and between Provident Community Bancshares, Inc., (formerly Union Financial Bancshares, Inc.) Provident Community Bank and each of Dwight V. Neese and Richard R. Flake
Form 10-K for the year ended December 31, 2008, as filed on March 26, 2009
10(o)
Form of First Amendment to the Amended and Restated Change in Control Agreement by and between Provident Community Bancshares, Inc., (formerly Union Financial Bancshares, Inc.) Provident Community Bank and Lud W. Vaughn
Form 10-K for the year ended December 31, 2008, as filed on March 26, 2009
21	Subsidiaries of the Registrant
23	Consent of Independent Auditor
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
99(a)	Principal Executive Officer Certification Regarding TARP
99(b)	Principal Financial Officer Certification Regarding TARP

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.

Date:	March 16, 2010	By:	/s/ Dwight V. Neese
Dwight V. Neese
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwight V. Neese	By:	/s/ Russell H. Smart
	Dwight V. Neese		Russell H. Smart
	(Principal Executive Officer)		Director

Date:	March 16, 2010	Date:	March 16, 2010

By:	/s/ Richard H. Flake	By:	/s/ Phillip C. Wilkins
	Richard H. Flake		Phillip C. Wilkins
	(Principal Financial and		Director
Accounting Officer)

Date:	March 16, 2010	Date:	March 16, 2010

By:	/s/ Robert H. Breakfield
Robert H. Breakfield
Director

Date:	March 16, 2010

By:	/s/ William M. Graham
William M. Graham
Director

Date:	March 16, 2010

By:	/s/ Carl L. Mason
Carl L. Mason
Director

Date:	March 16, 2010