Form 10-Q
period 2010-03-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2010-05-12
CIK 926164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2010

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934
         For the transition period from     to
                                       ----     ----

                         COMMISSION FILE NUMBER 1-5735

                      PROVIDENT COMMUNITY BANCSHARES, INC.
                      ------------------------------------
     (Exact name of registrant as specified in its Charter)

          Delaware                                           57-1001177
          --------                                           ----------
(State or other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

             2700 Celanese Road, Rock Hill, South Carolina   29732
             -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (803)-325-9400
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days. Yes  X     No
                                             --      --

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]

Non-accelerated filer [ ]    Smaller Reporting Company [X]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act.) Yes          No  X
                                         ---          ---

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of May 10, 2010.

             PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

Part  I.    Financial  Information                                         Page
            ----------------------                                         ----

            Item  1.  Financial  Statements  (unaudited)

            Consolidated  Balance  Sheets  as  of  March  31,  2010
            and  December  31,  2009                                          3

            Consolidated  Statements  of  Income  (Loss)  for  the  three
            months  ended  March  31,  2010  and  2009                        4

            Consolidated  Statements  of  Cash  Flows  for  the  three
            months  ended  March  31,  2010  and  2009                        5

            Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the three months
            ended  March  31,  2010  and  2009                                6

            Notes  to  Consolidated  Financial  Statements                 7-15

            Item  2.  Management's  Discussion  and  Analysis  of
            Financial  Condition  and Results of Operations               15-32

            Item  3.  Quantitative  and  Qualitative  Disclosures
            about  Market  Risk                                              32

            Item 4T.  Controls  and  Procedures                              32

Part  II.   Other  Information
            ------------------

            Item  1.   Legal  Proceedings                                    32

            Item  1A.  Risk  Factors                                         32

            Item  2.   Unregistered Sales of  Equity  Securities
                       and  Use  of  Proceeds                                33

            Item  3.   Defaults  Upon  Senior  Securities                    33

            Item  4.   Reserved                                              33

            Item  5.   Other  Information                                    33

            Item  6.   Exhibits                                              33

            Signatures                                                       34

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009

                                                                                                            March 31,   December 31,
ASSETS                                                                                                         2010         2009
                                                                                                           (Unaudited)   (Audited)
                                                                                                           ------------ ------------
                                                                                                            (DOLLARS IN THOUSANDS)
Cash and due from banks                                                                                   $      4,427        5,103
Interest earning balances with the Federal Reserve                                                               5,605        5,241
Federal funds sold                                                                                              20,344        5,287
                                                                                                           ------------ ------------
Cash and cash equivalents                                                                                       30,376       15,631
Investment and mortgage-backed securities
  Held to maturity (market value of $4,009,000 and $3,976,000 at March 31, 2010 and December 31, 2009)           3,934        3,934
  Available for sale                                                                                           127,143      147,816
                                                                                                           ------------ ------------
Total investment and mortgage-backed securities                                                                131,077      151,750

Loans, net of unearned fees                                                                                    243,354      255,999
   Allowance for loan losses (ALL)                                                                              (5,433)      (5,579)
                                                                                                           ------------ ------------
Loans, net of ALL                                                                                              237,921      250,420

Real estate acquired through foreclosure                                                                         6,441        5,917
Office properties and equipment, net                                                                             5,346        5,447
Federal Home Loan Bank stock, at cost                                                                            3,947        3,947
Federal Reserve Bank stock, at cost                                                                                832          832
Accrued interest receivable                                                                                      1,863        2,238
Cash surrender value of life insurance                                                                           9,430        9,332
Other assets                                                                                                    11,298       11,489
                                                                                                           ------------ ------------
TOTAL ASSETS                                                                                              $    438,531 $    457,003
                                                                                                           ============ ============

LIABILITIES

Demand and savings deposits                                                                               $    163,557 $    161,911
Time deposits                                                                                                  162,389      170,851
                                                                                                           ------------ ------------
  Total deposits                                                                                               325,946      332,762
                                                                                                           ------------ ------------
Advances from the Federal Home Loan Bank                                                                        59,500       64,500
Securities sold under agreements to repurchase                                                                  11,991       18,520
Floating rate junior subordinated deferrable interest debentures                                                12,372       12,372
Accrued interest payable                                                                                           539          581
Other liabilities                                                                                                2,323        2,147
                                                                                                           ------------ ------------
TOTAL LIABILITIES                                                                                              412,671      430,882
                                                                                                           ------------ ------------

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
  authorized - 500, 000 shares
   issued and outstanding - 9,266                                                                                9,246        9,245
  at March 31, 2010 and December 31, 2009, respectively
Common stock - $0.01 par value,
  authorized - 5,000,000 shares,
   issued and outstanding - 1,790,599 shares at March 31, 2010                                                      20           20
   and 1,790,599 at December 31, 2009
Common stock warrants                                                                                               25           25
Additional paid-in capital                                                                                      12,919       12,919
Accumulated other comprehensive income (loss)                                                                   (1,135)        (972)
Retained earnings, substantially restricted                                                                     11,085       11,184
Treasury stock, at cost                                                                                         (6,300)      (6,300)
                                                                                                           ------------ ------------
TOTAL SHAREHOLDERS' EQUITY                                                                                      25,860       26,121
                                                                                                           ------------ ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                                $    438,531 $    457,003
                                                                                                           ============ ============

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended March 31, 2010 and 2009 (unaudited)

                                                                                               Three Months Ended
                                                                                         March 31,             March 31,
                                                                                           2010                  2009
                                                                                    -------------------   -------------------
                                                                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
  Loans                                                                            $             3,120   $             3,596
  Deposits and federal funds sold                                                                    6                     8
  Interest and dividends on mortgage-backed securities                                             429                   895
  Interest and dividends on investment securities                                                  975                   639
                                                                                    -------------------   -------------------
Total interest income                                                                            4,530                 5,138
                                                                                    -------------------   -------------------

Interest Expense:
  Deposit accounts                                                                               1,547                 2,092
  Floating rate junior subordinated deferrable interest debentures                                 118                   151
  Advances from the FHLB and other borrowings                                                      744                   784
                                                                                    -------------------   -------------------
Total interest expense                                                                           2,409                 3,027
                                                                                    -------------------   -------------------

Net Interest Income                                                                              2,121                 2,111
  Provision for loan losses                                                                        896                 2,700
                                                                                    -------------------   -------------------
Net interest income (loss) after
   provision for loan losses                                                                     1,225                  (589)
                                                                                    -------------------   -------------------

Non-Interest Income:
  Fees for financial services                                                                      662                   673
  Other fees, net                                                                                   23                    22
  Other-than-temporary-impairment write-down on securities                                        (303)                 (309)
  Net gain on sale of investments                                                                  677                    95
                                                                                    -------------------   -------------------
Total non-interest income                                                                        1,059                   481
                                                                                    -------------------   -------------------

Non-Interest Expense:
  Compensation and employee benefits                                                             1,122                 1,192
  Occupancy and equipment                                                                          599                   611
  Deposit insurance premiums                                                                       144                    56
  Professional services                                                                            100                    93
  Advertising and public relations                                                                  13                    30
  Loan operations                                                                                   93                   110
  Intangible amortization                                                                           --                    95
  Items processing                                                                                  77                    89
  Telephone                                                                                         37                    52
  Other                                                                                            154                   188
                                                                                    -------------------   -------------------
Total non-interest expense                                                                       2,339                 2,516
                                                                                    -------------------   -------------------

Net loss before income taxes                                                                       (55)               (2,624)
Benefit for income taxes                                                                           (73)                 (929)
                                                                                    -------------------   -------------------
Net income (loss)                                                                  $                18                (1,695)
Accretion of preferred stock to redemption value and preferred dividends accrued                   119                    25
                                                                                    -------------------   -------------------
Net loss to common shareholders                                                                   (101)  $            (1,720)
                                                                                    ===================   ===================

Net loss per common share (basic)                                                  $             (0.06)  $             (0.96)
                                                                                    ===================   ===================

Net loss per common share (diluted)                                                $             (0.06)  $             (0.96)
                                                                                    ===================   ===================

Cash dividend per common share                                                     $                --   $              0.03
                                                                                    ===================   ===================

Weighted average number of common shares outstanding

Basic                                                                                        1,790,599             1,787,890

Diluted                                                                                      1,790,599             1,787,890

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009 (unaudited)

                                                                                                             Three Months Ended
                                                                                                          March 31,      March 31,
                                                                                                             2010          2009
                                                                                                        -------------- -------------
                                                                                                               (IN THOUSANDS)

OPERATING ACTIVITIES:

Net income (loss)                                                                                       $          18       ($1,695)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Provision for loan losses                                                                                       896         2,700
  Amortization of intangibles                                                                                      --            95
  Depreciation expense                                                                                            118           131
  Recognition of deferred income, net of costs                                                                    (65)         (108)
  Deferral of fee income, net of costs                                                                             56            73
  Other than temporary impairment charge on AFS securities                                                        303           309
  Gain on investment transactions                                                                                (677)          (95)
  Gain on sale of assets acquired from foreclosed loans                                                            --            (2)
  Changes in operating assets and liabilities:
   Decrease in accrued interest receivable                                                                        375           122
   Increase in cash surrender value of life insurance                                                             (98)         (100)
   Increase in other assets                                                                                      (333)       (1,647)
   Increase in other liabilities                                                                                  176            33
   Increase (decrease) in accrued interest payable                                                                (42)           44
                                                                                                        -------------- -------------

Net cash (used) provided by operating activities                                                                  727          (140)
                                                                                                        -------------- -------------

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
   Available for sale                                                                                         (40,598)      (54,278)
   Held to maturity                                                                                                --          (504)
Proceeds from sale of investment and mortgage-
    backed securities available for sale                                                                       26,495         5,123
Proceeds from maturity of investment and mortgage-
    backed securities:
   Available for sale                                                                                          27,848        18,251
   Held to maturity                                                                                                --            --
Principal repayments on mortgage-backed securities:
   Available for sale                                                                                           7,139         3,547
Net decrease (increase) in loans                                                                               11,582        (2,716)
Purchase of FHLB/FRB stock                                                                                         --           (52)
Proceeds from sales of foreclosed assets, net of costs and improvements                                            30            69
Purchase of office properties and equipment                                                                       (17)          (62)
                                                                                                        -------------- -------------

Net cash (used) provided by investing activities                                                               32,479       (30,622)
                                                                                                        -------------- -------------

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan                                                                       --             8
Proceeds from issuance of preferred stock                                                                          --         9,241
Proceeds from issuance of warrants                                                                                 --            25
Dividends paid in cash                                                                                             --           (53)
Dividends paid on preferred stock                                                                                (116)           --
Decrease in other borrowings                                                                                  (11,529)           26
Increase (decrease) in deposit accounts                                                                        (6,816)       24,775
                                                                                                        -------------- -------------

Net cash (used) provided by financing activities                                                              (18,461)       34,022
                                                                                                        -------------- -------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                                                                        14,745         3,260

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                                      15,631        21,370
                                                                                                        -------------- -------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                                     $      30,376  $     24,630
                                                                                                        ============== =============

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
  Income taxes                                                                                          $          18  $        510
  Interest                                                                                                      2,451         2,983

Non-cash transactions:
  Loans foreclosed                                                                                      $         559  $        499
 Unrealized gain (loss) on securities available for sale, net of income tax                                      (395)          489
See notes to consolidated financial statements.


-0-
*T
                                       PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                       Three Months Ended March 31, 2010 and 2009 (unaudited)

                                                                                    Retained     Accumulated
                                                                       Additional   Earnings,       Other                  Total
                                Preferred         Common                Paid-in   Substantially Comprehensive Treasury Shareholders'
                                   Stock          Stock                                                         Stock
                               Shares Amount  Shares   Amount Warrants  Capital    Restricted   Income (loss) at Cost     Equity
                               ------ ------ --------- ------ -------- ---------- ------------- ------------- -------- -------------
                                                                    (Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2008                 1,787,092 $   20          $   12,903 $     18,997       ($1,696) ($6,300) $     23,924

Net income (loss)                                                                       (1,695)                              (1,695)

  Other comprehensive loss, net
   of tax on
     unrealized holding losses
      on securities available
      for sale
     arising during period                                                                               489                    489
  Less reclassification
   adjustment for gains and
   other than                                                                                           (138)                  (138)
                                                                                                -------------          -------------
     temporary investment
      charge in net loss
  Comprehensive loss                                                                                                         (1,344)

Dividend reinvestment plan
 contributions                                   1,218                          8                                                 8

Issuance of preferred stock     9,266  9,240                                                                                  9,240

Issuance of common stock
 warrants                                                           25                                                           25

Accretion of Preferred Stock to
 redemption value                          1                                                (1)                                  --

Cash dividend ($.03 per share)                                                             (52)                                 (52)

                               ----------------------- -----------------------------------------------------------------------------

BALANCE AT MARCH 31, 2009       9,266 $9,241 1,788,310 $   20 $     25 $   12,911 $     17,249       ($1,345) ($6,300) $     31,801
                               ======================= =============================================================================

BALANCE AT DECEMBER 31, 2009    9,266 $9,245 1,790,599 $   20 $     25 $   12,919 $     11,184         ($972) ($6,300) $     26,121

Net income (loss)                                                                           18                                   18

  Other comprehensive loss, net
   of tax on
     unrealized holding losses
      on securities available
      for sale
     arising during period                                                                              (395)                  (395)
  Less reclassification
   adjustment for gains and
   other than
     temporary investment
      charge in net income                                                                               232                    232
                                                                                               -------------          -------------

  Comprehensive loss                                                                                                           (145)

Accretion of Preferred Stock to
 redemption value                          1                                                (1)                                  --

Preferred stock dividend                                                                  (116)                                (116)
                               -----------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2010       9,266 $9,246 1,790,599 $   20 $     25 $   12,919 $     11,085       ($1,135) ($6,300) $     25,860
                               =====================================================================================================

             PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

1.     Presentation  of  Consolidated  Financial  Statements
       -----------------------------------------------------

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the "Corporation") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. Certain amounts in the prior year's financial statements have been reclassified to conform to current year classifications. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized.

Recently  Issued  Accounting  Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation.

     In January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Corporation's financial statements.

     In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Corporation for the current quarter and have been reflected in the Fair Value footnote.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

2. Income(Loss)Per Share
   ---------------------

Basic income (loss) per common share amounts for the three months ended March 31, 2010 and 2009 were computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted earnings (loss) per share calculation for the three months ended March 31, 2010 and 2009. Anti-dilutive common stock equivalents that were excluded in the diluted earnings per share calculation for the three months ended March 31, 2010 and 2009 were 90,863 and 94,113, respectively.

3.  Assets  Pledged
    ---------------

Approximately $76,547,000 and $94,598,000 of debt securities at March 31, 2010 and December 31, 2009, respectively, were pledged by Provident Community Bank, N.A. (the "Bank") as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home
Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.  Fixed/Floating  Rate  Junior  Subordinated  Deferrable  Interest  Debentures
    ----------------------------------------------------------------------------

On July 18, 2006, Provident Community Bancshares Capital Trust I ("Capital Trust I") was formed. The Corporation is the owner of all of the common securities of Capital Trust I. On July 21, 2006, Capital Trust I issued $4,000,000 in the form of fixed/floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation's $124,000 capital contribution for Capital Trust I's common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due October 1, 2036, which constitute the sole asset of Capital Trust I. The interest rate on the debentures and the capital securities is equal to 7.393% for the first five years. Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events.

On November 28, 2006, Provident Community Bancshares Capital Trust ("Capital Trust II") was established. The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust issued on December 18, 2001. The proceeds from this issuance, along with the Corporation's $248,000 capital contribution for the Trust's common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation's floating rate junior subordinated deferrable interest debentures due March 1, 2037, which constitute the sole asset of the Capital Trust II. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events.

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

                                   Amount Outstanding at
                                         March 31,
                               ------------------------------                                                         Distribution
                                                                                    Prepayment                           Payment
            Name                     2010            2009            Rate          Option Date         Maturity         Frequency
-----------------------------   --------------  ------------- ------------------ ----------------  ----------------- ---------------

Provident Community                                                               October 1, 2011    October 1, 2036    Quarterly
 Bancshares Capital Trust I          4,000,000      4,000,000             7.39%
Provident Community                                                                 March 1, 2012      March 1, 2037    Quarterly
 Bancshares Capital Trust II         8,000,000      8,000,000             1.99%
            Total              $    12,000,000  $  12,000,000
                               ===============  =============

5.  Contingencies  and  loan  commitments
    -------------------------------------

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2010 related to these items is summarized below:

     Loan Commitments:                                                       Contract Amount
     -----------------                                                       ---------------

     Approved loan commitments                                            $             700,000
     Commitments to fund commercial and construction loans                              379,000
     Unused portions of loans and credit lines                                       32,650,000
                                                                          ---------------------
            Total loan commitments                                        $          33,729,000
                                                                          =====================

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at March 31, 2010 consisted of fixed and adjustable rate loans at rates ranging from 5.5% to 7.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $33,729,000 at March 31, 2010. Of these lines, the outstanding loan balances totaled approximately $54,718,000.

6.  Fair  Valueof  Financial  Instruments
    -------------------------------------

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted FASB ASC 825-10-50 ("FASB Topic 820") Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC 825-10-50 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair  Value  Hierarchy
----------------------

FASB ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Investment  Securities  Available-for-Sale
------------------------------------------

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 may include asset-backed securities in less liquid markets.

Loans
-----

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. Therefore, at March 31, 2010, loans classified as impaired totaled $26.1 million. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loans as nonrecurring Level 3.

Real  Estate Acquired Through  Foreclosure
------------------------------------------

Other real estate owned ("OREO") is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the OREO as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
------------------------------------------------------------------

The following tables present the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2010 and December 31, 2009 (In thousands).

                                                                       Quoted Prices in      Significant Other      Significant
                                                                      Active Markets for        Observable         Unobservable
                                                       March 31,       Identical Assets           Inputs              Inputs
                                                          2010             (Level 1)              (Level 2)           (Level 3)
                                                    ---------------- --------------------- ------------------- ---------------------
Investment securities:
U.S. Agency obligations                             $              3                     3
Government Sponsored Enterprises                              82,188                82,188
Municipal securities                                           5,299                                     5,299
Trust Preferred securities                                     5,423                                     2,536                 2,887
                                                    ----------------                       ------------------- ---------------------
         Total investment securities                          92,913                82,191               7,835                 2,887
                                                    ---------------- --------------------- ------------------- ---------------------
Mortgage-backed and related securities                        34,230                                    34,230
                                                    ----------------                       -------------------
         Total                                      $        127,143                82,191              42,065                 2,887
                                                    ================ ===================== =================== =====================

                                                                         Quoted Prices in    Significant Other       Significant
                                                                        Active Markets for       Observable         Unobservable
                                                        December 31,     Identical Assets          Inputs              Inputs
                                                            2009             (Level 1)            (Level 2)            (Level 3)
                                                     ------------------ ------------------ --------------------  -------------------
Investment securities:
U.S. Agency obligations                              $                4                  4
Government Sponsored Enterprises                                 78,471             78,471
Municipal securities                                              6,042                                   6,042
Trust Preferred securities                                        5,912                                   2,802                3,110
                                                     ------------------                    --------------------  -------------------
         Total investment securities                             90,429             78,475                8,844                3,110
                                                     ------------------ ------------------ --------------------  -------------------
Mortgage-backed and related securities                           57,387                                  57,387
                                                     ------------------                    --------------------
         Total                                       $          147,816             78,475               66,231                3,110
                                                     ================== ================== ====================  ===================

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2010.

                                                                 Fair Value Measurements Using Significant
                                                                       Unobservable Inputs (Level 3)
                                                                 -----------------------------------------
                                                                           Investment Securities
                                                                            Available-for-Sale
                                                                 -----------------------------------------
Beginning balance at December 31, 2009                           $                              3,110,000
Transfers into Level 3                                                                                 --
Gain/(Loss) for the year                                                                         (223,000)
Purchases, sales, issuances and settlements, net                                                       --
                                                                 -----------------------------------------
Ending balance at March 31, 2010                                 $                              2,887,000
                                                                 =========================================

Assets  andLiabilitiesRecorded  atFairValue  on  aNonrecurringBasis
-------------------------------------------------------------------

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period and assumes all impaired loans have specific reserves or have been written down to fair value.

Assets measured at fair value on a nonrecurring basis at March 31, 2010 are as follows:


                                                                         Total          (Level 1)        (Level 2)      (Level 3)
                                                                   ----------------- --------------- --------------- ---------------
Impaired loans                                                     $      21,875,000 $            -- $    21,875,000 $            --
Other real estate owned                                                    6,441,000              --       6,441,000              --
                                                                   -----------------                 ---------------
Total assets at fair value                                         $      28,316,000 $            -- $    28,316,000 $            --
                                                                   ================= =============== =============== ===============

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009 are as follows:

                                                                 Total           (Level 1)         (Level 2)          (Level 3)
                                                          ------------------- --------------- ----------------- --------------------
Impaired loans                                            $        20,869,000 $            -- $      20,869,000 $                 --
Other real estate owned                                             5,917,000              --         5,917,000                   --
                                                          -------------------                 -----------------
Total assets at fair value                                $        26,786,000 $            -- $      26,786,000 $                 --
                                                          =================== =============== ================= ====================

The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

     Cash and cash equivalents - The carrying amounts of cash and due from banks approximate their fair value.

     Available for sale and held to maturity securities - Fair values for securities are based on quoted market prices. The carrying values of restricted equity securities approximate fair values. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

     Advances from the FHLB and other borrowings - The fair values of the Corporation's borrowings are estimated using discounted cash flow analysis based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

     Securities sold under agreements to repurchase - The fair values of the Corporation's repurchase agreements are estimated using discounted cash flow analysis based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

     Accrued interest - The carrying amounts of accrued interest approximate their fair values.

     Floating rate junior subordinated deferrable interest debentures - The fair values of the Corporation's floating rate debentures are estimated using discounted cash flow analysis based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

     Off-balance-sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standings.

The estimated fair values of the Corporation's financial instruments were as follows at March 31, 2010 (in thousands):

                                                                                                    March 31, 2010
                                                                                  --------------------------------------------------
                                                                                          Carrying                   Fair
                                                                                           Amount                    Value
                                                                                  ------------------------ -------------------------
Financial assets
----------------
Cash and due from banks                                                           $                30,376  $                 30,376
Securities available for sale                                                                     127,143                   127,143
Securities held to maturity                                                                         3,934                     4,009
Federal Home Loan Bank stock, at cost                                                               3,947                     3,947
Federal Reserve Bank stock, at cost                                                                   832                       832
Loans, net                                                                                        237,921                   237,869
Accrued interest receivable                                                                         1,863                     1,863
Cash surrender value of life insurance                                                              9,430                     9,430

Financial liabilities
---------------------
Deposits                                                                          $               325,946  $                317,109
Advances from FHLB and other borrowings                                                            59,500                    62,145
Securities sold under agreement to repurchase                                                      11,991                    11,305
Floating rate junior subordinated deferrable interest debentures                                   12,372                    11,231
Accrued interest payable                                                                              539                       539

Off-balance-sheet assets (liabilities)
--------------------------------------
Commitments to extend credit                                                                     ($33,729)                      ($0)

The estimated fair values of the Corporation's financial instruments were as follows at December 31, 2009 (in thousands):


                                                                                                  December 31, 2009
                                                                                 ---------------------------------------------------
                                                                                        Carrying                    Fair
                                                                                         Amount                     Value
                                                                                 ----------------------- ---------------------------
Financial assets
----------------
Cash and due from banks                                                          $               15,631  $                   15,631
Securities available for sale                                                                   147,816                     147,816
Securities held to maturity                                                                       3,934                       3,976
Federal Home Loan Bank stock, at cost                                                             3,947                       3,947
Federal Reserve Bank stock, at cost                                                                 832                         832
Loans, net                                                                                      250,420                     250,455
Accrued interest receivable                                                                       2,238                       2,238
Cash surrender value of life insurance                                                            9,332                       9,332

Financial liabilities
---------------------
Deposits                                                                         $              332,762  $                  323,113
Advances from FHLB and other borrowings                                                          64,500                      67,457
Securities sold under agreement to repurchase                                                    18,520                      18,544
Floating rate junior subordinated deferrable interest debentures                                 12,372                      10,758
Accrued interest payable                                                                            581                         581

Off-balance-sheet assets (liabilities)
--------------------------------------
Commitments to extend credit                                                                   ($40,131)                        ($0)

7.  Preferred  Stock
    ----------------

On March 13, 2009, as part of the United States Department of the Treasury's Capital Purchase Program, the Corporation issued 9,266 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 178,880 shares of the Corporation's common stock for a period of ten years at an exercise price of $7.77 per share, in exchange for $9,266,000 in cash from the United States Department of the Treasury. The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant. As a result, $25,000 of the proceeds were allocated to the warrant, which increased additional paid-in-capital from common stock. The amount allocated to the warrant is considered a discount on the preferred stock and will be amortized using the level yield method over a five-year period through a charge to retained earnings. Such amortization will not reduce net income, but will reduce income available for common shares.

7.  Preferred  Stock
    ----------------

On March 13, 2009, as part of the United States Department of the Treasury's Capital Purchase Program, the Corporation issued 9,266 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 178,880 shares of the Corporation's common stock for a period of ten years at an exercise price of $7.77 per share, in exchange for $9,266,000 in cash from the United States Department of the Treasury. The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant. As a result, $25,000 of the proceeds were allocated to the warrant, which increased additional paid-in-capital from common stock. The amount allocated to the warrant is considered a discount on the preferred stock and will be amortized using the level yield method over a five-year period through a charge to retained earnings. Such amortization will not reduce net income, but will reduce income available for common shares.

The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter. The Corporation may redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends at any time with the prior regulatory approval. The securities purchase agreement between the Corporation and the United States Department of the Treasury limits, for three years, the rate of dividend payments on the Corporation's common stock to the amount of its last quarterly cash dividend before participation in the program of $0.03 per share unless an increase is approved by the Department of the Treasury, limits the Corporation's ability to repurchase its common stock for three years and subjects the Corporation to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

7.  Subsequent  Events
    ------------------

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events have occurred requiring accrual or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical  Accounting  Policies
------------------------------

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

Forward  Looking  Statements
----------------------------

Management's discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain "forward-looking statements" concerning the future operations, plans or strategies of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could effect actual results include interest rate trends, the general economic climate in the Corporation's and the Bank's market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing and the demand for such products, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state laws and regulations. The Corporation provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2009, including in the Risk Factors section of that report, and in its other SEC reports. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial  Condition
--------------------

Assets
------

Total assets of the Corporation decreased $18.5 million, or 4.0%, to $438.5 million at March 31, 2010 from $457.0 million at December 31, 2009. Investment securities at March 31, 2010 decreased 13.6% to $131.1 million from $151.8 million at December 31, 2009. Fed funds sold at March 31, 2010 increased $15.1 million to $20.3 million from $5.3 million at December 31, 2009 as a result of sales and maturities of securities. Net loans decreased $12.5 million from December 31, 2009 to March 31, 2010, due primarily to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina.

Investment  and  Mortgage-backed  Securities
--------------------------------------------

Included in our investment securities are 7 pooled trust preferred securities with an amortized cost of $4.3 million and a fair value of $2.9 million. An other than temporary investment charge of $303,000 was recorded for the three-month period ended March 31, 2010 related to these trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities.

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

                                                    March 31, 2010                      December 31, 2009
                                          ----------------------------------- --------------------------------------
                                              Amortize            Fair             Amortized              Fair
                                                Cost             Value                Cost               Value
                                          ---------------- ------------------ --------------------  ----------------

Municipal Securities                       $         3,934 $            4,009 $              3,934  $          3,976
                                          ================ ================== ====================  ================

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

                                                                              March 31, 2010                December 31, 2009
                                                                     -------------------------------- ------------------------------
                                                                        Amortized          Fair          Amortized         Fair
                                                                           Cost            Value           Cost           Value
                                                                     ---------------- --------------- --------------- --------------
Investment Securities:
U.S. Agency Obligations                                              $              3 $             3 $             4 $            4
  Government Sponsored Enterprises                                             82,477          82,188          79,162         78,471
  Municipal Securities                                                          5,054           5,299           5,781          6,042
  Trust Preferred Securities                                                    8,285           5,423           8,570          5,912
                                                                     ---------------- --------------- --------------- --------------
Total Investment Securities                                                    95,819          92,913          93,517         90,429
                                                                     ---------------- --------------- --------------- --------------
Mortgage-backed Securities:
  Fannie Mae                                                                   18,367          19,052          35,561         36,723
  Ginnie Mae                                                                   13,674          14,201          16,569         17,030
  Freddie Mac                                                                     456             468           3,068          3,154
  Collateralized Mortgage Obligations                                             572             509             597            480
                                                                     ---------------- --------------- --------------- --------------
Total Mortgage-backed Securities                                               33,069          34,230          55,795         57,387
                                                                     ---------------- --------------- --------------- --------------
Total Available for Sale                                             $        128,888 $       127,143 $       149,312 $      147,816
                                                                     ================ =============== =============== ==============

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at March 31, 2010 was 3.39% compared to 4.04% at December 31, 2009. The carrying values of the investment securities at March 31, 2010 and December 31, 2009 and percentage of each category to total investments are as follows:

                                                                      March 31, 2010               December 31, 2009
                                                             -------------------------------- ----------------------------
Available for sale:                                               Fair          Percent of       Fair        Percent of
                                                                  Value          Portfolio       Value        Portfolio
                                                             ---------------  --------------- ------------  --------------

Investment securities:
      U.S. Agency obligations                                $             3            0.01% $      40.00%          0.01%
      Government Sponsored Enterprises                                82,188           64.64        78,471          53.08
      Municipal securities                                             5,299            4.17         6,042           4.09
      Trust Preferred securities                                       5,423            4.26         5,912           4.00
                                                             ---------------  --------------- ------------  --------------
         Total investment securities                                  92,913           73.08        90,429          61.18
                                                             ---------------  --------------- ------------  --------------
Mortgage-backed and related securities                                34,230           26.92        57,387          38.82
                                                             ---------------  --------------- ------------  --------------
         Total                                               $       127,143          100.00% $    147,816         100.00%
                                                             ===============  =============== ============  ==============

                                                                     March 31, 2010               December 31, 2009
                                                             -------------------------------- ----------------------------
Held to maturity:                                               Carrying        Percent of      Carrying      Percent of
                                                                  Value          Portfolio       Value        Portfolio
                                                             ---------------  --------------- ------------  --------------

      Municipal securities                                   $         3,934          100.00% $      3,934         100.00%
                                                             ===============  =============== ============  ==============

Investment securities at March 31, 2010 decreased 13.6% to $131.1 million from $151.8 million at December 31, 2009. Fed funds sold at March 31, 2010, increased $15.1 million to $20.3 million from $5.3 million at December 31, 2009 as a result of sales and maturities of securities. The Corporation continues to reposition the investment portfolio for the potential of rising interest rates. The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as "held to maturity" securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading" securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as "available for sale" securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. No securities have been classified as trading securities.

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

The amortized cost and fair value of investment securities are summarized as follows:

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

                                                  As of March 31, 2010
                                  -----------------------------------------------------
                                   Amortized      Gross Unrealized
                                     Cost        Gains        Losses       Fair Value
                                  -----------  ----------  ------------  --------------

Municipal Securities              $     3,934  $       81          ($6)  $        4,009
                                  ===========  ==========  ============  ==============

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

                                                     As of March 31, 2010
                                     -----------------------------------------------------
                                      Amortized        Gross Unrealized
                                        Cost        Gains         Losses       Fair Value
                                     -----------  ----------  --------------  ------------
Investment Securities:
  U.S. Agency Obligations            $         3  $        -  $          --   $          3
   Government Sponsored Enterprises       82,477         166           (455)        82,188
  Municipal Securities                     5,054         245              -          5,299
  Trust Preferred Securities               8,285           -         (2,862)         5,423
                                     -----------  ----------  --------------  ------------
Total Investment Securities               95,819         411         (3,317)        92,913
                                     -----------  ----------  --------------  ------------
Mortgage-backed Securities:
  Fannie Mae                              18,367         685              -         19,052
  Ginnie Mae                              13,674         527              -         14,201
  Freddie Mac                                456          12              -            468
  Collateralized Mortgage
   Obligations                               572           -            (63)           509
                                     -----------  ----------  --------------  ------------
Total Mortgage-backed Securities          33,069       1,224            (63)        34,230
                                     -----------  ----------  --------------  ------------
Total available for sale             $   128,888  $    1,635        ($3,380)  $    127,143
                                     ===========  ==========  ==============  ============

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

                                                As of December 31, 2009
                                  ----------------------------------------------------

                                   Amortized        Gross Unrealized
                                     Cost        Gains        Losses      Fair Value
                                  -----------  ----------  ------------  -------------

Municipal Securities              $     3,934  $       52         ($10)  $       3,976
                                  ===========  ==========  ============  =============

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

                                                As of December 31, 2009
                                  ----------------------------------------------------
                                   Amortized       Gross Unrealized
                                     Cost        Gains        Losses       Fair Value
                                  -----------  ----------  -------------  ------------
Investment Securities:
  U.S. Agency Obligations         $         4  $       --  $         --   $          4
   Government Sponsored
    Enterprises                        79,162         217          (908)        78,471
  Municipal Securities                  5,781         261            --          6,042
  Trust Preferred Securities            8,570          --        (2,658)         5,912
                                  -----------  ----------  -------------  ------------
Total Investment Securities            93,517         478        (3,566)        90,429
                                  -----------  ----------  -------------  ------------
Mortgage-backed Securities:
  Fannie Mae                           35,561       1,162            --         36,723
  Ginnie Mae                           16,569         461            --         17,030
  Freddie Mac                           3,068          86            --          3,154
  Collateralized Mortgage
   Obligations                            597          --          (117)           480
                                  -----------  ----------  -------------  ------------
Total Mortgage-backed Securities       55,795       1,709          (117)        57,387
                                  -----------  ----------  -------------  ------------
Total available for sale          $   149,312  $    2,187  $     (3,683)  $    147,816
                                  ===========  ==========  =============  ============

The  maturities  of  securities  at  March 31, 2010 are as follows
(in thousands):

                                          Held to Maturity   Available for Sale
                                          -----------------  -------------------
                                          Amortized  Fair    Amortized   Fair
                                            Cost     Value     Cost      Value
                                          ---------  ------  ---------  --------
Due in one year or less                      $   --  $   --  $      11  $     11
Due after one year through five years            --      --        416       423
Due after five years through ten years           --      --     37,606    37,637
Due after ten years                           3,934   4,009     90,855    89,072
                                          ---------  ------  ---------  --------
Total investment and mortgage-backed
  securities                                 $3,934  $4,009   $128,888  $127,143
                                          =========  ======  =========  ========


     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 (in thousands).


                           Less than 12 Months       12 Months or More              Total
                          -----------------------  -----------------------  -----------------------
                            Fair      Unrealized    Fair      Unrealized      Fair     Unrealized
                            Value       Losses      Value       Losses       Value       Losses
                          ---------  ------------  --------  -------------  ---------  ------------
Held to Maturity
----------------
Municipal Securities        $ --         $ --        $497         $6          $497          $6
                          =========  ============  ========  =============  =========  ============


                           Less than 12 Months     12 Months or More                Total
                          ---------------------  ----------------------  ---------------------------
                           Fair    Unrealized     Fair     Unrealized        Fair        Unrealized
                           Value      Losses      Value      Losses          Value         Losses
                          -------  ------------  --------  ------------  -------------  ------------
Securities Available for
 Sale
------------------------
U.S. Agency Obligations      $ --         $  --     $ --          $ --           $ --          $ --

Government Sponsored
 Enterprises               47,481           455       --            --         47,481           455

Municipal Securities           --            --       --            --             --            --

Trust Preferred
 Securities                    --            --    5,423         2,862          5,423         2,862

Mortgage-backed
 Securities                    --            --      554            63            554            63
                          -------  ------------  --------  ------------  -------------  ------------
  Total                   $47,481          $455   $5,977        $2,925        $53,458        $3,380
                          =======  ============  ========  ============  =============  ============


The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 (in thousands).

                          Less than 12 Months      12 Months or More             Total
                         ----------------------  ----------------------  ----------------------
                          Fair     Unrealized     Fair      Unrealized     Fair     Unrealized
                          Value      Losses       Value       Losses       Value      Losses
                         --------  ------------  --------  ------------  --------  ------------
Held to Maturity
----------------
Municipal Securities       $494         $9         $833         $1        $1,326       $10
  Total                    $494         $9         $833         $1        $1,326       $10
                         ========  ============  ========  ============  ========  ============

                         Less than 12 Months       12 Months or More            Total
                        ----------------------   ---------------------  -----------------------
                         Fair     Unrealized      Fair    Unrealized      Fair     Unrealized
                         Value      Losses        Value      Losses       Value      Losses
                        --------  ------------   -------  ------------  --------  -------------
Securities Available
for Sale
----------------------
U.S. Agency
 Obligations               $ -       $  -          $  -      $  -         $  -         $  -

Government Sponsored
 Enterprises              41,040       908            -         -         41,040            908

Municipal Securities        -           -             -         -            -            -

Trust Preferred             -           -          5,912         2,658     5,912          2,658
 Securities

Mortgage-backed
 Securities                --          --            532           117       532            117
                        --------  ------------   -------  ------------  --------  -------------
  Total                  $41,040          $908    $6,444        $2,775   $47,484         $3,683
                        ========  ============   =======  ============  ========  =============


Loans
-----

Net loans decreased to $237.9 million at March 31, 2010 compared to $250.4 million at December 31, 2009. The decrease was due to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and more conservative underwriting standards. Consumer loans decreased $2.4 million, or 4.5%, commercial loans decreased $8.6 million, or 4.7%, and residential mortgage loans decreased $1.7 million, or 8.6%, for the period ended March 31, 2010.

Loans receivable consisted of the following (in thousands):

                                                    March 31,                December 31,
                                                -----------------         ------------------
                                                      2010                       2009
                                                -----------------         ------------------
Mortgage loans:
  Fixed-rate residential                                  $10,399                    $10,675
  Adjustable-rate residential                               5,952                      6,202
  Commercial real estate                                  109,673                    110,901
  Construction                                              1,811                      2,923
                                                -----------------         ------------------
Total mortgage loans                                      127,835                    130,701
                                                -----------------         ------------------
Commercial loans:
  Commercial non-real estate                               28,831                     34,429
  Commercial lines of credit                               37,301                     39,096
                                                -----------------         ------------------
Total commercial loans                                     66,132                     73,525
                                                -----------------         ------------------
Consumer loans:
  Home equity                                              17,117                     17,395
  Consumer and installment                                 32,517                     34,578
  Consumer lines of credit                                    301                        314
                                                -----------------         ------------------
Total consumer loans                                       49,935                     52,287
                                                -----------------         ------------------
Total loans                                               243,902                    256,513
                                                -----------------         ------------------
Less:
  Undisbursed portion of interim
   construction loans                                       (379)                      (320)
   Unamortized loan discount                                (296)                      (309)
  Allowance for loan losses                               (5,433)                    (5,579)
  Net deferred loan origination costs                         127                        115
                                                -----------------         ------------------
Total, net                                               $237,921                   $250,420
                                                =================         ==================

Weighted-average interest rate of loans                     5.14%                      4.87%

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (dollars in thousands):


                                                March 31, 2010         December 31, 2009
                                              -----------------        ------------------

        Non-accruing loans which are
         contractually past due 90 days
         or more:
        Residential real estate               $             662        $             649
        Commercial                                       19,919                   19,045
        Consumer                                          1,294                    1,175
                                              ------------------       ------------------
        Total nonperforming loans                        21,875                   20,869

        Real estate acquired through
         foreclosure and repossessed assets               6,441                    5,917
                                              ------------------       ------------------
        Total nonperforming assets            $          28,316        $          26,786
                                              ==================       ==================

        Nonperforming loans to total loans                 8.96%                    8.13%
                                              ==================       ==================
        Nonperforming assets to total assets               6.45%                    5.86%
                                              ==================       ==================
        Allowance for loan losses to total
        loans outstanding                                  2.23%                    2.18%
                                              ==================       ==================
        Allowance for loan losses to
        Nonperforming loans                               24.84%                   26.73%
                                              ==================       ==================
        Allowance for loan losses             $           5,433        $           5,579
                                              ==================       ==================


Loans which management identifies as impaired generally will be non-performing loans. Non-performing assets increased $1.5 million to $28.3 million at March 31, 2010, or 6.45% of total assets, as compared to $26.8 million or 5.86% of total assets, at December 31, 2009. Slow housing conditions have affected these borrowers' ability to sell the completed projects in a timely manner. These loans are currently being carried at management's best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made. Interest income that would have been recorded for the period ended March 31, 2010 had non-accruing loans been current in accordance with their original terms amounted to approximately $325,000. There was no interest included in interest income on such loans for the period ended March 31, 2010. Management has allocated specific reserves to these and other non-performing assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for non-performing loans are charged to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management's evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of March 31, 2010. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process.

At March 31, 2010, criticized and classified loans totaled $45.6 million, compared to $51.4 million at December 31, 2009 and $27.0 million at March 31, 2009. The reduction of $4.0 million for criticized and classified loans from December 31, 2009 to March 31, 2010 was due to the payout of two commercial real estate loans. Our non-performing loans totaled $21.9 million at March 31, 2010 compared to $20.9 million at December 31, 2009. Non-performing and impaired loans, net of specific reserves, totaled $11.8 million at March 31, 2009 and $12.5 million at December 31, 2008. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Real estate acquired through foreclosure increased $524,000 to $6.4 million at March 31, 2010 from $5.9 million at December 31, 2009, as a result of foreclosure on one commercial real estate property. Other real estate owned ("OREO") is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying value of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Real estate acquired in settlement of loans through foreclosure is summarized as follows:

                                             March 31,       December 31,
                                               2010              2009
                                            -----------      ------------

Balance at beginning of period              $   5,917        $     667
Foreclosures added during the period              524            5,890
Provision charged as a write-down                  (0)            (640)
                                            -----------      ------------
Balance at the end of period                $   6,441        $   5,917
                                            ===========      ============

Other  Assets
-------------

Cash surrender value of life insurance increased $98,000, or 1.1%, to $9.4 million at March 31, 2010 from $9.3 million at December 31, 2009, due to accrued life insurance benefits.

Other assets decreased $191,000, or 1.7%, to $11.3 million at March 31, 2010 from $11.5 million at December 31, 2009, due primarily to the amortization of prepaid FDIC premiums for the period.

Liabilities
-----------

Total liabilities decreased $18.2 million to $412.7 million at March 31, 2010 from $430.9 million at December 31, 2009. Deposits decreased $6.8 million, or 2.1%, to $325.9 million at March 31, 2010 from $332.8 million at December 31, 2009. The decrease was due to an $8.5 million decrease in certificates of deposit, offset by a $1.6 million increase in transaction accounts as a result of a special product promotion. The Corporation continues to target lower-cost demand deposit accounts through media advertising and special product promotions. FHLB advances decreased $5.0 million to $59.5 million at March 31, 2010 from $64.5 million at December 31, 2009 due to the maturity of advances as additional advances were not needed due to the decrease in assets. Security agreements to repurchase decreased $6.5 million to $11.9 million at March 31, 2010 from $18.5 million at December 31, 2009 due to the maturity of borrowings.

                                              March 31, 2010                December 31, 2009
                                       ----------------------------  ---------------------------------
                                        Rate   Balance       %         Rate      Balance        %
                                       ------- --------  ----------  ---------  ---------  -----------
Account Type
------------
NOW accounts:
 Commercial non-interest-bearing          --   $ 18,965       5.82%       --    $  18,015        5.42%
 Non-commercial                          2.16%   95,209      29.19%      2.30%     98,274       29.53%
Money market checking accounts           1.31%   27,091       8.31%      1.57%     32,239        9.69%
Regular savings                          0.58%   22,292       6.84%      0.51%     13,383        4.02%
                                                -------  ----------  ---------    -------  -----------
Total demand and savings deposits        1.60%  163,557      50.16%      1.74%    161,911       48.66%
                                                -------  ----------               -------  -----------
Time deposits:
 Up to 3.00%                                    145,225      44.55%               135,064       40.59%
 3.01%- 4.00%                                     3,851       1.18%                20,885        6.27%
 4.01%- 5.00%                                    12,380       3.80%                13,744        4.13%
 5.01%- 6.00%                                       933       0.31%                 1,130        0.34%
 6.01%- 7.00%                                        --       0.00%                    28        0.01%
                                                -------  ----------               -------  -----------
Total time deposits                      2.02%  162,389      49.84%      2.27%    170,851       51.34%
                                                -------  ----------               -------  -----------
Total deposit accounts                   1.81% $325,946     100.00%      2.02%  $ 332,762      100.00%
                                               ========  ==========             =========  ===========

FHLB advances decreased $5.0 million to $59.5 million at March 31, 2010 from $64.5 million at December 31, 2009.The maturity of the advances from the FHLB is as follows (in thousands):

                                                  March 31, 2010          December 31, 2009
                                                  --------------          -----------------
                                               Balance  Wtd Avg Rate    Balance    Wtd Avg Rate
                                               -------- -------------  --------- ----------------

Contractual Maturity:
Within one year - fixed rate                   $     --       --%      $   5,000        4.93%
After one but within three years - fixed rate        --       --%             --          --%
After one but within three years - adjustable
 rate                                            22,000     4.58%         22,000        4.58%
Greater than five years - adjustable rate        37,500     3.89%         37,500        3.89%
                                                 ------                   ------
Total advances                                 $ 59,500     4.14%      $  64,500        4.20%
                                               ========                =========

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

The Corporation had $11.9 million and $18.5 million borrowed under agreements to repurchase at March 31, 2010 and December 31, 2009, respectively.

Shareholders'  Equity
---------------------

Shareholders' equity decreased $261,000, or 1.0%, to $25.9 million at March 31, 2010 from $26.1 million at December 31, 2009 due primarily to a $163,000 increase in unrealized losses on securities available for sale and preferred stock dividend payments of $116,000, offset by net income of $18,000. At March 31, 2010, all of the Bank's capital ratios continued to be sufficient to classify it as a well-capitalized institution by regulatory measures.

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

At March 31, 2010, the Corporation's investment in marketable securities totaled $131.1 million, nearly all of which was available for sale. In addition, the Corporation had $20.3 million in fed funds sold at March 31, 2010 compared to $5.3 million at December 31, 2009. Approximately $76.5 million and $94.6 million of debt securities at March 31, 2010 and December 31, 2009, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $33.7 million at March 31, 2010. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from March 31, 2010, totaled $105.6 million. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At March 31, 2010, the Corporation had outstanding $59.5 million of FHLB borrowings and $11.9 million of securities sold under agreements to repurchase. At March 31, 2010, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $70.0 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation. All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares' primary sources of income are proceeds that it retained from its offering of preferred stock and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency cannot exceed retained net income for that year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. At March 31, 2010, Provident Community Bancshares, Inc. had liquid assets of $1.6 million.

Capital  Management
-------------------

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of March 31, 2010, that the Bank and the Corporation met the capital adequacy requirements to which they are subject.

As of March 31, 2010, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

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


                                        March 31, 2010
                                        --------------

                                  Actual          Regulatory Minimum      Well Capitalized
                                  ------          ------------------      ----------------

                             Amount     Ratio     Amount      Ratio      Amount       Ratio
                               $          %          $          %           $           %
Leverage ratio
Corporation                  31,890     7.07%     18,043      4.00%        n/a         n/a
Bank                         33,537     7.44%     18,035      4.00%      22,543       5.00%

Tier 1 capital ratio
Corporation                  31,890     10.99%    11,610      4.00%        n/a         n/a
Bank                         33,537     11.56%    11,602      4.00%      17,403       6.00%

Total risk-based capital
ratio
Corporation                  38,540     13.28%    23,219      8.00%        n/a         n/a
Bank                         37,185     12.82%    23,203      8.00%      29,004      10.00%

Off-Balance Sheet Risk
----------------------

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $33.7 million at March 31, 2010. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the period ended March 31, 2010, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation or cash flows.

Results of operations for the three months endedMarch31, 2010 and 2009
----------------------------------------------------------------------

General
-------

The Corporation recorded a net loss to common shareholders of $99,000 for the three months ended March 31, 2010 as compared to a net loss of $1.7 million for the same period in 2009. A decrease in the provision for loan losses to $896,000 for the three months ended March 31, 2010 compared to $2.7 million for the same period in 2009, an increase in non-interest income to $1.1 million for the three months ended March 31, 2010 compared to $481,000 for the same period in 2009 and a decrease in non-interest expense all had a positive impact on earnings in 2010.

                                          Average                  Average          Average                   Average
                                          Balance    Interest    Yield/Cost(2)      Balance    Interest     Yield/Cost(2)
                                        ----------- ----------  ----------------  -----------  ---------   ---------------
Interest-earning assets:
Loans (1)                               $   247,998 $    3,120       5.03%        $   283,804  $   3,596      5.07%
Mortgage-backed securities                   43,735        429       3.92%             65,311        895      5.48%
Investment securities                        97,181        962       3.96%             47,581        624      5.24%
Other interest-earning assets                25,306         19       0.31%             21,160         23      0.43%
                                        ----------- ----------                    -----------  ---------
Total interest-earning assets               414,220      4,530       4.37%            417,856      5,138      4.92%
                                                    ----------                                 ---------
Non-interest-earning assets                  40,716                                    30,491
                                        -----------                               -----------
Total assets                            $   454,936                               $   448,347
                                        ===========                               ===========
Interest-bearing liabilities:
Deposits                                    312,594      1,547       1.98%            302,668      2,092      2.77%
Floating rate junior subordinated
 deferrable interest debentures              12,372        118       3.82%             12,372        151      4.87%
FHLB advances and other borrowings           81,532        744       3.65%             88,131        784      3.77%
                                        ----------- ----------                    -----------  ---------
Total interest-bearing liabilities          406,498      2,409       2.37%            403,171      3,027      3.00%
                                                    ----------                                 ---------
Non-interest-bearing sources:
Non-interest-bearing deposits                18,733                                    19,069
Non-interest-bearing liabilities              3,228                                     3,138
                                        -----------                               -----------
Total liabilities                           428,459                                   425,378
Shareholders equity                          26,477                                    22,969
                                        -----------                               -----------
Total liabilities and shareholders
 equity                                 $   454,936                                $  448,347
                                        ===========                                ==========
Net interest income                                 $    2,121                                 $   2,111
                                                    ==========                                 =========
Interest rate spread                                                 2.00%                                   1.92%
Impact of non-interest-bearing deposits                              0.05                                    0.10
                                                                     ----                                    ----
Net interest margin                                                  2.05%                                   2.02%
                                                                                                             -----

(1)  Average  balances  of  loans  include  non-accrual  loans.
(2)  Annualized

Interest Income
---------------

Interest income decreased $608,000, or 11.8%, to $4.5 million for the three months ended March 31, 2010 as compared to the same period in 2009. Interest income on loans decreased by 13.2%, or $476,000, to $3.1 million for the three months ended March 31, 2010 from $3.6 million for the three months ended March 31, 2009, due primarily to lower average balances. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $132,000, or 8.6%, for the three months ended March 31, 2010 to $1.4 million from $1.5 million during the same period in 2009 due to lower yields due to declining market interest rates and a decrease in the average balance of mortgage-backed securities, offset by higher average balances of investment securities.

Interest Expense
----------------

Interest expense decreased $618,000, or 20.4%, to $2.4 million for the three months ended March 31, 2010 as compared to $3.0 million for the three months ended March 31, 2009. Interest expense on deposit accounts decreased $545,000, or 26.1%, to $1.5 million for the three months ended March 31, 2010 from $2.1 million during the same period in 2009 due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts, offset by higher average balances. The Corporation continues to target lower cost demand deposit accounts versus higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on FHLB advances and other borrowings decreased $40,000, or 5.1%, for the three months ended March 31, 2010 as compared to the same period in the previous year due primarily to lower average balances and lower rates paid. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $33,000, or 21.8%, to $118,000 for the three months ended March 31, 2010 from $151,000 during the same period in 2009 due to lower market rates.

Provision for Loan Losses
-------------------------

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. The Board of Directors reviews and approves the appropriate level for Provident Community Bancshares allowance for loan losses quarterly based upon our recommendations, the results of the internal monitoring and reporting system, quarterly external independent loan reviews and the analysis of economic conditions in our local markets. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Loan losses, which include write downs and charge-offs are charged directly to the allowance while recoveries are credited against the allowance. The amount of the provision is a function of the level and composition of loans outstanding, the level of classified and non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during the given period, and current and anticipated economic conditions.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information we believe the allowance for loan losses is adequate at March 31, 2010 to meet presently known and inherent risks in the loan portfolio.

During the three months ended March 31, 2010, the provision for loan losses was $896,000 as compared to $2.7 million for the same period in the previous year. The previous year provision was higher than the current year due to higher specific reserves required on nonperforming loans along with a reduction in classified loans for the current period. Non-performing loans increased $5.3 million from $16.6 million at March 31, 2009 to $21.9 million at March 31, 2010. The increase in non-performing loans over the previous year related primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers' ability to sell the completed projects in a timely manner. Specific reserves for non-performing loans at March 31, 2010 were $720,000 compared to $4.8 million for nonperforming loans at March 31, 2009. All specific reserves for commercial real estate loans that were deemed collateral dependent were charged off against the loans as of December 31, 2009. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Corporation's experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects further deterioration of economic conditions in the Corporation's market areas is likely in the short-term, especially with respect to real estate related activities and real property values. Consequently, management expects that further additions in provisions for loan losses could be needed in the future.

The changes in the allowance for loan losses consisted of the following for the three months ended March 31, 2010 and 2009 (in thousands):

                                             March 31,            March 31,
                                               2010                 2009
                                           -------------        -------------
     Balance at beginning of period            $5,579               $6,778

     Provision for loan losses                    896                2,700

     Charge-offs, net                         (1,042)              (1,339)
                                           -------------        -------------

     Balance at end of period                  $5,433               $8,139
                                           =============        =============

Non-Interest Income
-------------------

Total non-interest income increased $578,000, or 120.2%, to $1.1 million for the three months ended March 31, 2010 from $481,000 for the same period in the previous year. The increase was due primarily to higher gains on the sale of investments. Gain on sale of investments were $677,000 for the three months ended March 31, 2010 compared to $95,000 for the same period in the previous year. The Corporation sold approximately $26 million of primarily mortgage backed securities to better position the investment portfolio for the potential of rising interest rates. An other-than-temporary impairment charge of $303,000 from write-downs on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities was recorded for the three months ended March 31, 2010 compared to $309,000 for the same period in 2009. Fees from financial services decreased $11,000, or 1.6%, to $662,000 for the three months ended March 31, 2010 from $673,000 for the same period in the previous year. The decrease was due to lower service charges on checking accounts.

Non-Interest Expense
--------------------

For the three months ended March 31, 2010, total non-interest expense decreased $177,000, or 7.0%, to $2.3 million from $2.5 million for the same period in 2009. Compensation and employee benefits decreased $70,000, or 5.9%, to $1.1 million for the three months ended March 31, 2010 from $1.2 million for the same period in 2009 due primarily to reductions in mortgage commission compensation expense due to lower loan volumes and reductions in employee compensation costs due to prior year staffing reductions. Deposit insurance premiums expense increased $88,000, to $144,000 for the three months ended March 31, 2010 from $56,000 for the same period in 2009, due to higher industry-wide FDIC premium assessments. Advertising and public relations expense decreased $17,000, or 56.7%, to $13,000 for the three months ended March 31, 2010 from $30,000 for the same period in 2009 due primarily to lower deposit product and promotion expenses. Loan operations expense decreased $17,000, or 15.5%, to $93,000 for the three months ended March 31, 2010 from $110,000 for the same period in 2009 due primarily to lower foreclosure expenses. All goodwill and related deposit premium intangibles were charged off in 2009 thereby eliminating amortization expenses. Items processing expense decreased $12,000, or 13.5%, to $77,000 for the three months ended March 31, 2010 from $89,000 for the same period in 2009, due primarily to expense savings from the prior year installation of branch capture units in banking centers. Telephone expense decreased $15,000, or 28.9%, to $37,000 for the three months ended March 31, 2010 from $52,000 for the same period in 2009 due primarily to improvements in data line services. Other expense decreased $34,000, or 18.1%, to $154,000 for the three months ended March 31, 2010 from $188,000 for the same period in 2009, due primarily to reductions in courier expense as a result of the prior year installation of branch capture and lower loan expense due to reduced loan volumes.

Income taxes
------------

Our benefit for income taxes was $73,000 for the three months ended March 31, 2010 as compared to a benefit of $929,000 for the same period in 2009.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

Not  applicable  as  the  registrant  is  a  smaller  reporting  company.

Item  4T.  Controls  and  Procedures
           -------------------------

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

Item  1A.   Risk Factors
            ------------

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item  2.   Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. The Corporation did not repurchase  any  shares  during the three months ended March 31, 2010 and 36,034 shares remain under the previously authorized plans. As part of the Corporation's participation in the Troubled Asset Relief Capital Purchase
Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued to the Treasury Department has been redeemed in full or transferred to non-affiliates, the Corporation cannot repurchase any shares of its common stock without the prior approval of the Treasury Department.

Item  3.   Defaults upon Senior Securities
           -------------------------------

           Not applicable.

Item  4.   Reserved

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


                      PROVIDENT COMMUNITY BANCSHARES, INC.
                      ------------------------------------
                                  (Registrant)



Date: May 12, 2010          By: /s/ Dwight V. Neese
                                --------------------------
                                Dwight V. Neese, President and
                                Chief Executive Officer


Date: May 12, 2010          By: /s/ Richard H. Flake
                                --------------------------
                                Richard H. Flake, Executive Vice President
                                and Chief Financial Officer