Form 10-Q
period 2010-06-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2010-08-11
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
Yes ☐    No ☒

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of August 10, 2010.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009

	June 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$5,507	5,103
Interest earning balances with the Federal Reserve	4,989	5,241
Federal funds sold	8,974	5,287
Cash and cash equivalents	19,470	15,631
Investment and mortgage-backed securities
Held to maturity (market value of $3,976,000 at December 31, 2009)	--	3,934
Available for sale	143,896	147,816
Total investment and mortgage-backed securities	143,896	151,750

Loans, net of unearned fees	235,076	255,999
Allowance for loan losses (ALL)	(4,971)	(5,579)
Loans, net of ALL	230,105	250,420

Real estate acquired through foreclosure	6,008	5,917
Office properties and equipment, net	5,275	5,447
Federal Home Loan Bank stock, at cost	3,947	3,947
Federal Reserve Bank stock, at cost	832	832
Accrued interest receivable	1,750	2,238
Cash surrender value of life insurance	9,526	9,332
Other assets	11,415	11,489
TOTAL ASSETS	$432,224	$457,003

LIABILITIES

Demand and savings deposits	$165,496	$161,911
Time deposits	155,385	170,851
Total deposits	320,881	332,762
Advances from the Federal Home Loan Bank	59,500	64,500
Securities sold under agreements to repurchase	11,106	18,520
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	515	581
Other liabilities	2,112	2,147
TOTAL LIABILITIES	406,486	430,882

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500, 000 shares
issued and outstanding - 9,266 shares	9,248	9,245
at June 30, 2010 and December 31, 2009, respectively
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued and outstanding - 1,790,599 shares at June 30, 2010	20	20
and 1,790,599 at December 31, 2009
Common stock warrants	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive income (loss)	(845)	(972)
Retained earnings, substantially restricted	10,671	11,184
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	25,738	26,121

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$432,224	$457,003

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)		(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$2,875	$3,644	$5,995	$7,240
Deposits and federal funds sold	8	5	13	13
Interest and dividends on mortgage-backed securities	218	1,137	647	2,032
Interest and dividends on investment securities	1,010	558	1,985	1,196
Total interest income	4,111	5,344	8,640	10,481

Interest Expense:
Deposit accounts	1,294	2,111	2,841	4,203
Floating rate junior subordinated deferrable interest debentures	120	135	237	285
Advances from the FHLB and other borrowings	630	758	1,374	1,542
Total interest expense	2,044	3,004	4,452	6,030

Net Interest Income	2,067	2,340	4,188	4,451
Provision for loan losses	1,187	925	2,083	3,625
Net interest income after
provision for loan losses	880	1,415	2,105	826

Non-Interest Income:
Fees for financial services	734	736	1,396	1,410
Other fees, net	11	31	34	53
Other-than-temporary-impairment write-down on securities	(164)	(782)	(467)	(1,091)
Net gain on sale of investments	528	285	1,205	379
Total non-interest income	1,109	270	2,168	751

Non-Interest Expense:
Compensation and employee benefits	1,060	1,143	2,182	2,335
Occupancy and equipment	604	613	1,203	1,224
Deposit insurance premiums	146	273	290	329
Professional services	98	85	198	177
Advertising and public relations	17	27	30	57
Loan operations	165	92	258	179
Intangible amortization	--	76	--	171
Items processing	83	78	160	167
Telephone	51	47	87	100
Other	233	182	388	394
Total non-interest expense	2,457	2,616	4,796	5,133

Net loss before income taxes	(468)	(931)	(523)	(3,556)
Benefit for income taxes	(171)	(364)	(245)	(1,295)
Net loss	(297)	(567)	(278)	(2,261)
Accretion of preferred stock to redemption value and preferred dividends accrued	117	118	236	143
Net loss to common shareholders	$(414)	$(685)	$(514)	$(2,404)

Net loss per common share (basic)	$(0.17)	$(0.32)	$(0.16)	$(1.26)

Net loss per common share (diluted)	$(0.17)	$(0.32)	$(0.16)	$(1.26)

Cash dividend per common share	$--	$0.030	$--	$0.060

Weighted average number of common shares outstanding

Basic	1,790,599	1,789,844	1,790,599	1,788,873

Diluted	1,790,599	1,789,844	1,790,599	1,788,873

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009 (unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net loss	$(278)	$(2,261)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Provision for loan losses	2,083	3,625
Amortization of intangibles	--	171
Depreciation expense	235	261
Recognition of deferred income, net of costs	(105)	(205)
Deferral of fee income, net of costs	80	141
Other than temporary impairment charge on AFS securities	467	1,091
Gain on investment transactions	(1,205)	(379)
Gain on sale of assets acquired from foreclosed loans	--	(2)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	488	168
Increase in cash surrender value of life insurance	(194)	(200)
Increase in other assets	(17)	(1,455)
Decrease (increase) in other liabilities	(35)	537
Decrease (increase) in accrued interest payable	(66)	35

Net cash provided by operating activities	1,453	1,527

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(106,233)	(87,918)
Held to maturity	--	(1,504)
Proceeds from sale of investment and mortgage-
backed securities
Available for sale	47,806	20,294
Held to maturity	3,934	--
Proceeds from maturity of investment and mortgage-
backed securities:
Available for sale	53,529	21,234
Held to maturity	--	250
Principal repayments on mortgage-backed securities:
Available for sale	9,683	11,667
Net decrease in loans	17,818	5,281
Purchase of FHLB/FRB stock	--	(18)
Proceeds from sales of foreclosed assets, net of costs and improvements	439	69
Purchase of office properties and equipment	(63)	(74)

Net cash provided (used) by investing activities	26,913	(30,719)

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan	--	16
Proceeds from issuance of preferred stock	--	9,240
Proceeds from issuance of warrants	--	25
Proceeds from redemption of life insurance	--	645
Dividends paid in cash	--	(107)
Dividends paid on preferred stock	(232)	(80)
Decrease in other borrowings	(12,414)	(6,526)
Decrease (increase) in deposit accounts	(11,881)	28,493

Net cash provided (used) by financing activities	(24,527)	31,706

NET INCREASE IN CASH
AND CASH EQUIVALENTS	3,839	2,514

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	15,631	21,370

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$19,470	$23,884

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$28	$510
Interest	4,518	5,995

Non-cash transactions:
Loans foreclosed	$559	$2,891
Unrealized gain (loss) on securities available for sale, net of income tax	(390)	1,221
See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2010 and 2009 (unaudited)

							Retained	Accumulated
	Preferred Stock		Common Stock			Additional Paid-in	Earnings, Substantially	Other Comprehensive	Treasury Stock	Total Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	at Cost	Equity
	(Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2008			1,787,092	$20		$12,903	$18,997	$(1,696)	$(6,300)	$23,924

Net loss							(2,261)			(2,261)

Other comprehensive loss, net of
tax on unrealized holding losses
on securities available for sale
arising during period								1,221		1,221
Less reclassification adjustment for
gains and other than temporary								(463)		(463)
investment charge in net loss
Comprehensive loss										(1,503)

Dividend reinvestment plan contributions			3,507			16				16

Issuance of preferred stock	9,266	9,240								9,240

Issuance of common stock warrants					25					25

Accretion of Preferred Stock to redemption value		3					(3)			--

Preferred stock dividend							(79)			(79)

Cash dividend ($.06 per share)							(107)			(107)

BALANCE AT JUNE 30, 2009	9,266	$9,243	1,790,599	$20	$25	$12,919	$16,547	$(938)	$(6,300)	$31,516

BALANCE AT DECEMBER 31, 2009	9,266	$9,245	1,790,599	$20	$25	$12,919	$11,184	$(972)	$(6,300)	$26,121

Net loss							(278)			(278)

Other comprehensive loss, net of
tax on unrealized holding losses
on securities available for sale
arising during period								(390)		(390)
Less reclassification adjustment for
gains and other than temporary								517		517
investment charge in net income
Comprehensive loss										(151)

Accretion of Preferred Stock to redemption value		3					(3)			--

Preferred stock dividend							(232)			(232)

BALANCE AT JUNE 30, 2010	9,266	$9,248	1,790,599	$20	$25	$12,919	$10,671	$(845)	$(6,300)	$25,738

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

In April 2010, guidance was issued related to accounting for acquired troubled loans that are subsequently modified. The guidance provides that if these loans meet the criteria to be accounted for within a pool, modifications to one or more of these loans do not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. These amendments had no impact on the financial statements.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2.  Loss Per Share

Basic loss per common share amounts for the three and six months ended June 30, 2010 and 2009 were computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts for the dilutive effect of outstanding common stock options during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted loss per share calculation for the three and six months ended June 30, 2010 and 2009. Anti-dilutive common stock equivalents that were excluded in the diluted loss per share calculation for the six months ended June 30, 2010 and 2009 were 269,743 and 272,993, respectively.

3.  Assets Pledged

Approximately $72,563,000 and $94,598,000 of debt securities at June 30, 2010 and December 31, 2009, respectively, were pledged by Provident Community Bank, N.A. (the “Bank”) as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.  Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures

On July 18, 2006, Provident Community Bancshares Capital Trust I (“Capital Trust I”) was formed. The Corporation is the owner of all of the common securities of Capital Trust I. On July 21, 2006, Capital Trust I issued $4,000,000 of fixed/floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation’s $124,000 capital contribution for Capital Trust I’s common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation’s fixed/floating rate junior subordinated deferrable interest debentures due October 1, 2036, which constitute the sole asset of Capital Trust I. The interest rate on the debentures and the capital securities is equal to 7.393% for the first five years. Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events.

On November 28, 2006, Provident Community Bancshares Capital Trust (“Capital Trust II”) was established. The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8,000,000 of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust issued on December 18, 2001. The proceeds from this issuance, along with the Corporation’s $248,000 capital contribution for the Trust’s common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due March 1, 2037, which constitute the sole asset of the Capital Trust II. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events.

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at June 30,
Name	2010	2009	Rate	Prepayment Option Date	Maturity	Distribution Payment Frequency

Provident Community Bancshares Capital Trust I	4,000,000	4,000,000	7.39%	October 1, 2011	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.28%	March 1, 2012	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

5.  Contingencies and loan commitments

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2010 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$571,000
Commitments to fund commercial and construction loans	122,000
Unused portions of loans and credit lines	31,420,000
Total loan commitments	$32,113,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at June 30, 2010 consisted of fixed and adjustable rate loans at rates ranging from 5.5% to 7.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $32,113,000 at June 30, 2010. Of these lines, the outstanding loan balances totaled approximately $52,164,000.

6.  Fair Value of Financial Instruments

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted FASB ASC 820-10-50 (“FASB Topic 820”) Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC 820-10-50 requires disclosures about the  fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment  securities) or on a nonrecurring basis (for example, impaired loans).

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

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. Therefore, at  June 30, 2010, loans classified as impaired totaled $30.1 million. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loans as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2010 and December 31, 2009 (In thousands).

		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$3	$3	$--	$--
Government Sponsored Enterprises	118,297	118,297	--	--
Trust Preferred securities	5,302	--	2,645	2,657
Total investment securities	123,602	118,300	2,645	2,657
Mortgage-backed and related securities	20,294	--	20,294	--
Total	$143,896	$118,300	$22,939	$2,657

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$4	$4	$--	$--
Government Sponsored Enterprises	78,471	78,471	--	--
Municipal securities	6,042	--	6,042	--
Trust Preferred securities	5,912	--	2,802	3,110
Total investment securities	90,429	78,475	8,844	3,110
Mortgage-backed and related securities	57,387	--	57,387	--
Total	$147,816	$78,475	$66,231	$3,110

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2010.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Investment Securities
Available-for-Sale
Beginning balance at December 31, 2009	$3,110,000
Transfers into Level 3	--
Gain/(Loss) realized for the year	(453,000)
Purchases, sales, issuances and settlements, net	--
Ending balance at June 30, 2010	$2,657,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period and assumes all non-performing assets have specific reserves or have been written down to fair value.

Assets measured at fair value on a nonrecurring basis at June 30, 2010 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$27,401,000	$--	$27,401,000	$--
Other real estate owned	6,008,000	--	6,008,000	--
Total assets at fair value	$33,409,000	$--	$33,409,000	$--

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$20,869,000	$--	$20,869,000	$--
Other real estate owned	5,917,000	--	5,917,000	--
Total assets at fair value	$26,786,000	$--	$26,786,000	$--

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

The estimated fair values of the Corporation’s financial instruments were as follows at June 30, 2010
(in thousands):
	June 30, 2010
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$19,470	$19,470
Securities available for sale	143,896	143,896
Federal Home Loan Bank stock, at cost	3,947	3,947
Federal Reserve Bank stock, at cost	832	832
Loans, net	230,105	230,611
Accrued interest receivable	1,750	1,750
Cash surrender value of life insurance	9,526	9,526

Financial liabilities
Deposits	$320,881	$312,731
Advances from FHLB and other borrowings	59,500	62,610
Securities sold under agreements to repurchase	11,106	11,103
Floating rate junior subordinated deferrable interest debentures	12,372	12,330
Accrued interest payable	515	515

Off-balance-sheet assets (liabilities)	Notional Amount	Fair Value
Commitments to extend credit	$32,113	$0

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2009
(in thousands):
	December 31, 2009
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$15,631	$15,631
Securities available for sale	147,816	147,816
Securities held to maturity	3,934	3,976
Federal Home Loan Bank stock, at cost	3,947	3,947
Federal Reserve Bank stock, at cost	832	832
Loans, net	250,420	250,455
Accrued interest receivable	2,238	2,238
Cash surrender value of life insurance	9,332	9,332

Financial liabilities
Deposits	$332,762	$323,113
Advances from FHLB and other borrowings	64,500	67,457
Securities sold under agreements to repurchase	18,520	18,544
Floating rate junior subordinated deferrable interest debentures	12,372	10,758
Accrued interest payable	581	581

Off-balance-sheet assets (liabilities)	Notional Amount	Fair Value
Commitments to extend credit	$40,131	$0

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

The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter.  The Corporation may redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends at any time with prior regulatory approval.  The securities purchase agreement between the Corporation and the United States Department of the Treasury limits, for three years, the rate of dividend payments on the Corporation’s common stock to the amount of its last quarterly cash dividend before participation in the program of $0.03 per share unless an increase is approved by the Department of the Treasury, limits the Corporation’s ability to repurchase its common stock for three years and subjects the Corporation to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

8. Subsequent Events

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

The Corporation  announced that it is exercising its right to defer the regularly scheduled quarterly distribution on its $12.4 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”) issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program.

The Corporation decided to exercise its right to defer the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest at a current rate of 7.39% for the $4.0 million of trust preferred securities issued in July 2006 and at a current rate of 2.28% for the $8.0 million of trust preferred securities issued in December 2006. Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Corporation will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

Under the terms of the TARP Preferred Stock, the Corporation is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year.  Dividend payments may be deferred, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.

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

The Corporation believes the allowance for loan losses is a critical accounting policy that requires significant judgments and estimates used in the preparation of consolidated financial statements. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the composition and size of the loan portfolio, overall portfolio quality, delinquency and charge-off  levels, a review of specific problem loans, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. A portion of the allowance is established by segregating the loans by residential mortgage, commercial and consumer and assigning allocation percentages based on historical loss experience and delinquency trends. The applied allocation percentages are reevaluated at least annually to ensure their relevance in the current economic environment.  Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance.  Additionally, a portion of the allowance is established based on the level of classified  and non-performing assets.

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

Financial Condition

Assets

Total assets of the Corporation decreased $24.8 million, or 5.4%, to $432.2 million at June 30, 2010 from $457.0 million at December 31, 2009. Investment securities at June 30, 2010 decreased 5.2% to $143.9 million from $151.8 million at December 31, 2009. Fed funds sold at June 30, 2010 increased $3.7 million to $9.0 million from $5.3 million at December 31, 2009 as a result of sales and maturities of securities. Net loans decreased $20.3 million from December 31, 2009 to June 30, 2010, due primarily to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina.

Investment and Mortgage-backed Securities

Included in our investment securities are 7 pooled trust preferred securities with an amortized cost of $4.1 million and a fair value of $2.7 million. An other than temporary investment charge of $467,000 was recorded for the six-month period ended June 30, 2010 related to these trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities.

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

	June 30, 2010		December 31, 2009

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Municipal Securities	$--	$--	$3,934	$3,976

The Corporation sold approximately $9.2 million in municipal securities during the current period, including held to maturity securities of $3.9 million, due to credit concerns in this segment of the investment market.

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Investment Securities:
U.S. Agency Obligations	$3	$3	$4	$4
Government Sponsored Enterprises	117,740	118,297	79,162	78,471
Municipal Securities	--	--	5,781	6,042
Trust Preferred Securities	8,133	5,302	8,570	5,912
Total Investment Securities	125,876	123,602	93,517	90,429
Mortgage-backed Securities:
Fannie Mae	13,496	14,219	35,561	36,723
Ginnie Mae	4,837	5,131	16,569	17,030
Freddie Mac	428	439	3,068	3,154
Collateralized Mortgage Obligations	559	505	597	480
Total Mortgage-backed Securities	19,320	20,294	55,795	57,387
Total Available for Sale	$145,196	$143,896	$149,312	$147,816

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at June 30, 2010 was 3.25% compared to 4.04% at December 31, 2009. The carrying values of the investment securities at June 30, 2010 and December 31, 2009 and percentage of each category to total investments are as follows:

	June 30, 2010		December 31, 2009
Available for sale:	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio

Investment securities:
U.S. Agency obligations	$3	0.01%	$4	0.01%
Government Sponsored Enterprises	118,297	82.21	78,471	53.08
Municipal securities	--	--	6,042	4.09
Trust Preferred securities	5,302	3.68	5,912	4.00
Total investment securities	123,602	85.90	90,429	61.18
Mortgage-backed and related securities	20,294	14.10	57,387	38.82
Total	$143,896	100.00%	$147,816	100.00%

	June 30, 2010		December 31, 2009
Held to maturity:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Municipal securities	$--	--%	$3,934	100.00%

Investment securities at June 30, 2010 decreased 5.2% to $143.9 million from $151.8 million at December 31, 2009. The Corporation sold approximately $9.2 million in municipal securities during the current period, including held to maturity securities of $3.9 million, due to credit concerns in this segment of the investment market. The Corporation continues to reposition the investment portfolio for the potential of rising interest rates.

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

The amortized cost and fair value of investment securities are summarized as follows:

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of June 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$3	$–	$--	$3
Government Sponsored Enterprises	117,740	610	(53)	118,297
Trust Preferred Securities	8,133	–	(2,831)	5,302
Total Investment Securities	125,876	610	(2,884)	123,602
Mortgage-backed Securities:
Fannie Mae	13,496	723	–	14,219
Ginnie Mae	4,837	294	–	5,131
Freddie Mac	428	11	–	439
Collateralized Mortgage Obligations	559	–	(54)	505
Total Mortgage-backed Securities	19,320	1,028	(54)	20,294
Total available for sale	$145,196	$1,638	$(2,938)	$143,896

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

Municipal Securities	$3,934	$52	$(10)	$3,976

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$4	$--	$--	$4
Government Sponsored Enterprises	79,162	217	(908)	78,471
Municipal Securities	5,781	261	--	6,042
Trust Preferred Securities	8,570	--	(2,658)	5,912
Total Investment Securities	93,517	478	(3,566)	90,429
Mortgage-backed Securities:

Fannie Mae	35,561	1,162	--	36,723
Ginnie Mae	16,569	461	--	17,030
Freddie Mac	3,068	86	--	3,154
Collateralized Mortgage Obligations	597	--	(117)	480
Total Mortgage-backed Securities	55,795	1,709	(117)	57,387
Total available for sale	$149,312	$2,187	$(3,683)	$147,816

The maturities of securities at June 30, 2010 are as follows (in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$--	$--	$10	$10
Due after one year through five years	--	--	50	53
Due after five years through ten years	--	--	51,575	51,798
Due after ten years	--	--	93,561	92,035
Total investment and mortgage-backed securities	$--	$--	$145,196	$143,896

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

U.S. Agency Obligations	$–	$–	$–	$–	$–	$–
Government Sponsored Enterprises	20,522	53	–	–	20,522	53
Trust Preferred Securities	–	–	5,302	2,831	5,302	2,831
Mortgage-backed Securities	--	–	544	54	544	54
Total	$20,522	$53	$5,846	$2,885	$26,368	$2,938

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity
Municipal Securities	$494	$9	$833	$1	$1,326	$10
Total	$494	$9	$833	$1	$1,326	$10

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

U.S. Agency Obligations	$–	$–	$–	$–	$–	$–
Government Sponsored Enterprises	41,040	908	–	–	41,040	908
Municipal Securities	–	–	–	–	–	–
Trust Preferred Securities	–	–	5,912	2,658	5,912	2,658
Mortgage-backed Securities	--	--	532	117	532	117
Total	$41,040	$908	$6,444	$2,775	$47,484	$3,683

An other-than-temporary impairment charge of $164,000 from write-downs on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities was recorded for the three months ended March 31, 2010 compared to $782,000 for the same period in 2009. Other than temporary impairment write-downs on securities were $467,000 the six months ended June 30, 2010 compared to $1.1 million for the same period in 2009 from write-downs recorded on trust preferred securities.

Loans

Net loans decreased to $230.1 million at June 30, 2010 compared to $250.4 million at December 31, 2009. The decrease was due to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and more conservative underwriting standards. Consumer loans decreased $4.2 million, or 8.0%, commercial loans decreased $15.7 million, or 8.7%, and residential mortgage loans decreased $2.3 million, or 11.3%, for the period ended June 30, 2010.

Loans receivable consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Mortgage loans:
Fixed-rate residential	$10,096	$10,675
Adjustable-rate residential	5,879	6,202
Commercial real estate	110,030	110,901
Construction	1,464	2,923
Total mortgage loans	127,469	130,701
Commercial loans:
Commercial non-real estate	24,367	34,429
Commercial lines of credit	35,124	39,096
Total commercial loans	59,491	73,525
Consumer loans:
Home equity	16,748	17,395
Consumer and installment	31,339	34,578
Consumer lines of credit	292	314
Total consumer loans	48,379	52,287
Total loans	235,339	256,513
Less:
Undisbursed portion of interim construction loans	(122)	(320)
Unamortized loan discount	(287)	(309)
Allowance for loan losses	(4,971)	(5,579)
Net deferred loan origination costs	146	115
Total, net	$230,105	$250,420

Weighted-average interest rate of loans	4.92%	4.87%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2010	December 31, 2009

Non-accruing loans which are
contractually past due 90 days
or more:

Residential real estate	$1,154	$649
Commercial	25,063	19,045
Consumer	1,184	1,175
Total nonperforming loans	27,401	20,869

Real estate acquired through foreclosure and repossessed assets	6,008	5,917
Total nonperforming assets	$33,409	$26,786

Troubled debt restructurings	$2,694	$3,320

Nonperforming loans to total loans	11.65%	8.13%
Nonperforming assets to total assets	7.73%	5.86%
Allowance for loan losses to total loans outstanding	2.12%	2.18%
Allowance for loan losses to nonperforming loans	18.14%	26.73%
Allowance for loan losses	$4,971	$5,579

Loans which management identifies as impaired generally will be non-performing loans. Non-performing assets increased $6.6 million to $33.4 million at June 30, 2010, or 7.73% of total assets, as compared to $26.8 million or 5.86% of total assets at December 31, 2009. The majority of this increase was due to one commercial real estate loan for $4.7 million. Slow housing conditions have affected borrowers’ ability to sell the completed projects in a timely manner. Loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on loans until the collateral  has been acquired and liquidated or other arrangements can be made.

Interest income that would have been recorded for the period ended June 30, 2010 had non-accruing loans been current in accordance with their original terms amounted to approximately $943,000. There was no interest included in interest income on such loans for the period ended June 30, 2010.

Management has allocated specific reserves to these and other non-performing assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for non-performing loans are charged to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of June 30, 2010. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process.
At June 30, 2010, criticized and classified loans, which includes all non-performing loans, totaled $45.9 million, compared to $51.4 million at December 31, 2009 and $31.3 million at June 30, 2009. The reduction of $5.3 million for criticized and classified loans from December 31, 2009 to June 30, 2010 was due primarily to the payment in full of two commercial real estate loans. Our non-performing loans totaled $27.4 million at June 30, 2010 compared to $20.9 million at December 31, 2009. Non-performing and impaired loans, net of specific reserves, totaled $16.5 million at June 30, 2009 and $12.5 million at December 31, 2008. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Real estate acquired through foreclosure increased $91,000 to $6.0 million at June 30, 2010 from $5.9 million at December 31, 2009, as a result of foreclosure on one commercial real estate property totaling $500,000. Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying values of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Real estate acquired in settlement of loans through foreclosure is summarized as follows:

	June 30,	December 31,
	2010	2009

Balance at beginning of period	$5,917	$667
Foreclosures added during the period	530	5,959
Sales of foreclosed property	(439)	(69)
Provision charged as a write-down	--	(640)
Balance at the end of period	$6,008	$5,917

Other Assets

Cash surrender value of life insurance increased $194,000, or 2.1%, to $9.5 million at June 30, 2010 from $9.3 million at December 31, 2009, due to accrued life insurance benefits.

Liabilities

Total liabilities decreased $24.4 million to $406.5 million at June 30, 2010 from $430.9 million at December 31, 2009. Deposits decreased $11.9 million, or 3.6%, to $320.9 million at June 30, 2010 from $332.8 million at December 31, 2009. The decrease was due to a $15.5 million decrease in certificates of deposit, offset by  a $3.6 million increase in transaction accounts as a result of a special product promotion. The Corporation continues to target lower-cost demand deposit accounts through media advertising and special product promotions. FHLB advances decreased $5.0 million to $59.5 million at June 30, 2010 from $64.5 million at December 31, 2009 due to the maturity of advances. Additional advances were not needed due to the decrease in assets. Security agreements to repurchase decreased $7.4 million to $11.1 million at June 30, 2010 from $18.5 million at December 31, 2009 due to the maturity of borrowings.

Deposit accounts were as follows (in thousands):

	June 30, 2010			December 31, 2009
	Rate	Balance	%	Rate	Balance	%

Account Type
NOW accounts:
Commercial non-interest-bearing	--	$17,918	5.58%	--	$18,015	5.42%
Non-commercial	1.84%	96,197	29.98%	2.30%	98,274	29.53%
Money market checking accounts	0.72%	23,545	7.34%	1.57%	32,239	9.69%
Regular savings	1.03%	27,836	8.68%	0.51%	13,383	4.02%
Total demand and savings deposits	1.34%	165,496	51.58%	1.74%	161,911	48.66%
Time deposits:
Up to 2.00%		86,464	26.95%		79,098	23.77%
2.01%- 3.00%		58,314	18.17%		55,966	16.82%
3.01%- 4.00%		802	0.25%		20,885	6.27%
4.01%- 5.00%		8,803	2.74%		13,744	4.13%
5.01%- 6.00%		1,002	0.31%		1,158	0.35%
Total time deposits	1.82%	155,385	48.42%	2.27%	170,851	51.34%
Total deposit accounts	1.57%	$320,881	100.00%	2.02%	$332,762	100.00%

The maturity of the advances from the FHLB is as follows (in thousands):

	June 30, 2010		December 31, 2009
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate

Contractual Maturity:
Within one year - fixed rate	$--	--%	$5,000	4.93%
After one but within three years - fixed rate	--	--%	--	--%
After one but within three years - adjustable rate	22,000	4.58%	22,000	4.58%
Greater than five years - adjustable rate	37,500	3.89%	37,500	3.89%
Total advances	$59,500	4.15%	$64,500	4.20%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

The Corporation had $11.1 million and $18.5 million borrowed under agreements to repurchase at June 30, 2010 and December 31, 2009, respectively.

Shareholders’ Equity

Shareholders’ equity decreased $383,000, or 1.5%, to $25.7 million at June 30, 2010 from $26.1 million at December 31, 2009 due primarily to a net loss to common shareholders of  $514,000, offset by a $127,000 decrease in unrealized losses on securities available for sale. At June 30, 2010, the Bank continue to be well-capitalized by regulatory measures.

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

At June 30, 2010, the Corporation’s investment in marketable securities totaled $143.9 million, all of which was available for sale. In addition, the Corporation had $9.0 million in fed funds sold at June 30, 2010 compared to $5.3 million at December 31, 2009. Approximately $72.6 million and $94.6 million of debt securities at June 30, 2010 and December 31, 2009, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $32.1 million at June 30, 2010. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from June 30, 2010, totaled $102.4 million. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At June 30, 2010, the Corporation had outstanding $59.5 million of FHLB borrowings and $11.1 million of securities sold under agreements to repurchase. At June 30, 2010, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $39.0 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares’ primary sources of income are proceeds that it retained from its offering of preferred stock and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency cannot exceed retained net income for that year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. At June 30, 2010, Provident Community Bancshares, Inc. had liquid assets of $1.3 million.

The Corporation announced that it is exercising its right to defer the regularly scheduled quarterly distribution on its $12.6 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”) issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. As a result of this decision, the Corporation will infuse $1 million in additional capital to the Bank.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital  to average assets (as defined in the regulations). As of June 30, 2010, the Bank and the Corporation met the capital adequacy requirements to which they are subject.

As of June 30, 2010, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

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

	June 30, 2010

	Actual		Regulatory Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	$	%	$	%	$	%
Leverage ratio
Corporation	31,432	7.29%	17,248	4.00%	n/a	n/a
Bank	33,412	7.75%	17,240	4.00%	21,550	5.00%

Tier 1 capital ratio
Corporation	31,432	11.07%	11,357	4.00%	n/a	n/a
Bank	33,412	11.78%	11,348	4.00%	17,022	6.00%

Total risk-based capital ratio
Corporation	38,135	13.43%	22,713	8.00%	n/a	n/a
Bank	36,976	13.03%	22,696	8.00%	28,370	10.00%

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of  legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $32.1 million at June 30, 2010. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the period ended June 30, 2010, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Results of operations for the three months ended June 30, 2010 and 2009

General

The Corporation recorded a net loss to common shareholders of $414,000 for the three months ended June 30, 2010 as compared to a net loss of $685,000 for the same period in 2009. Operating results for the current period were impacted by a compression of the net interest margin caused by declining market interest rates and higher provisions for loan losses due to an increase in non-performing loans, offset by lower operating expenses along with an increase in non-interest income due to higher gains from investment security sales and a decrease in other-than-temporary impairment on investment securities.

Average Yields and Rates
    (dollars in thousands)

	Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(2)	Balance	Interest	Yield/Cost(2)
Interest-earning assets:
Loans (1)	$235,433	$2,875	4.88%	$281,347	$3,644	5.18%
Mortgage-backed securities	23,773	218	3.67%	91,130	1,137	4.99%
Investment securities	116,011	1,010	3.48%	44,648	543	4.87%
Other interest-earning assets	19,660	7	0.14%	15,776	20	0.49%
Total interest-earning assets	394,877	4,110	4.16%	432,901	5,344	4.94%
Non-interest-earning assets	40,113			30,172
Total assets	$434,990			$463,073
Interest-bearing liabilities:
Deposits	303,237	1,294	1.71%	314,075	2,111	2.69%
Floating rate junior subordinated deferrable interest debentures	12,372	119	3.85%	12,372	135	4.36%
FHLB advances and other borrowings	71,192	630	3.54%	83,105	758	3.65%
Total interest-bearing liabilities	386,801	2,043	2.11%	409,552	3,004	2.93%
Non-interest-bearing sources:
Non-interest-bearing deposits	19,075			18,278
Non-interest-bearing liabilities	3,071			3,530
Total liabilities	408,947			431,360
Shareholders’ equity	26,043			31,713
Total liabilities and shareholders’ equity	$434,990			$463,073
Net interest income		$2,067			$2,340
Interest rate spread			2.05%			2.01%
Impact of non-interest-bearing deposits			0.04			0.15
Net interest margin			2.09%			2.16%

(1) Average balances of loans include non-accrual loans.
(2) Annualized

Interest Income

Interest income decreased $1.2 million, or 23.1%, to $4.1 million for the three months ended June 30, 2010 as compared to the same period in 2009. Interest income on loans decreased by 21.1%, or $769,000, to $2.9 million for the three months ended June 30, 2010 from $3.6 million for the three months ended June 30, 2009, due primarily to lower average balances due to lower demand and a 30 basis point decrease in the average yield due to lower market interest rates and an increase in non-performing loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $465,000, or 27.3%, for the three months ended June 30, 2010 to $1.2 million from $1.7 million during the same period in 2009 due to lower yields resulting from declining market interest rates and a decrease in the average balance of mortgage-backed securities, offset by higher average balances of investment securities.

Interest Expense

Interest expense decreased $961,000, or 32.0%, to $2.0 million for the three months ended June 30, 2010 as compared to $3.0 million for the three months ended June 30, 2009. Interest expense on deposit accounts decreased $817,000, or 38.7%, to $1.3 million for the three months ended June 30, 2010 from $2.1 million during the same period in 2009 due primarily to lower average balances as a result of reductions in municipal deposits, lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts. The Corporation continues to target lower cost demand deposit accounts versus higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on FHLB advances and other borrowings decreased $128,000, or 16.9%, for the three months ended June 30, 2010 as compared to the same period in the previous year due primarily to lower average balances and lower rates paid. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $16,000, or 11.9%, to $119,000 for the three months ended June 30, 2010 from $135,000 during the same period in 2009 due to lower market rates.

Provision for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. The Board of Directors reviews and approves the appropriate level for
Provident Community Bancshares allowance for loan losses quarterly based upon management’s recommendations, the results of the internal monitoring and reporting system, quarterly external independent loan reviews and the analysis of economic conditions in our local markets. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Loan losses, which include write downs and charge-offs are charged directly to the allowance while recoveries are credited against the allowance. The amount of the provision is a function of the level and composition of loans outstanding, the level of classified and non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during the given period, and current and anticipated economic conditions.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2010 to meet presently known and inherent risks in the loan portfolio.

During the three months ended June 30, 2010, the provision for loan losses was $1.2 million as compared to $925,000 for the same period in the previous year, primarily due to the increase in non-performing loans, offset by a decrease in net loans. Non-performing loans increased $6.4 million from $20.9 million at June 30, 2009 to $27.4 million at June 30, 2010. The increase in non-performing loans over the previous year related primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner. Specific reserves for non-performing loans at June 30, 2010 were $844,000 compared to $4.5 million for nonperforming loans at June 30, 2009. All specific reserves for commercial real estate loans that were deemed collateral dependent were charged off against the loans as of December 31, 2009. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects further deterioration of economic conditions in the Corporation’s market areas is likely in the short-term, especially with respect to real estate related activities and real property values. Consequently, management expects that further additions in provisions for loan losses could be needed in the future.

Non-Interest Income

Total non-interest income increased $839,000, or 310.7%, to $1.1 million for the three months ended June 30, 2010 from $270,000 for the same period in the previous year. The increase was due primarily to lower other-than-temporary impairment charges and higher gains on the sale of investments. Gains on sale of investments were $528,000 for the three months ended June 30, 2010 compared to $285,000 for the same period in the previous year. The Corporation continues to better position the investment portfolio for the potential of rising interest rates. An other-than-temporary impairment charge of $164,000 from write-downs on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities was recorded for the three months ended June 30, 2010 compared to $782,000 for the same period in 2009. Net fees from financial services decreased $22,000, or 2.9%, to $745,000 for the three months ended June 30, 2010 from $767,000 for the same period in the previous year. The decrease was due to lower mortgage loan fees as a result of lower demand.

Non-Interest Expense

For the three months ended June 30, 2010, total non-interest expense decreased $159,000, or 6.1%, to $2.5 million from $2.6 million for the same period in 2009. Compensation and employee benefits decreased $83,000, or 7.3%, due primarily to reductions in mortgage commission compensation expense due to lower loan volumes and reductions in employee compensation costs due to prior year staffing reductions. Deposit insurance premiums expense decreased $127,000, to $146,000 for the three months ended June 30, 2010 from $273,000 for the same period in 2009, due to the prior year industry-wide FDIC special assessment, offset by higher industry-wide FDIC premium assessments. Professional services expense increased $13,000, or 15.3%, to $98,000 for the three months ended June 30, 2010 from $85,000 for the same period in 2009 due primarily to higher legal and audit expense. Advertising and public relations expense decreased $10,000, or 37.0%, to $17,000 for the three months ended  June 30, 2010 from $27,000 for the same period in 2009 due primarily to lower deposit product and promotion expenses. Loan operations expense increased $73,000, or 79.4%, to $165,000 for the three months ended June 30, 2010 from $92,000 for the same period in 2009 due primarily to higher foreclosure expenses. All goodwill and related deposit premium intangibles were charged off in 2009 thereby eliminating amortization expenses. Other expense increased $51,000, or 28.0%, to $233,000 for the three months ended June 30, 2010 from $182,000 for the same period in 2009, due primarily to higher expenses for loan appraisals as a result of the increase in non-performing loans.

Income taxes

Our benefit for income taxes was $171,000 for the three months ended June 30, 2010 as compared to a benefit of $364,000 for the same period in 2009.

Results of operations for the six months ended June 30, 2010 and 2009

General

The Corporation recorded a net loss to common shareholders of $514,000 for the six months ended June 30, 2010 as compared to a net loss of $2.4 million for the same period in 2009. Operating results for the current period were impacted by a compression of the net interest margin caused by declining market interest rates, offset by lower operating expenses along with an increase in non-interest income due to higher gains from investment security sales and lower other-than-temporary-impairment write-downs on securities. In addition, lower provisions for loan losses were recorded as a result of reductions in charge-offs for non-performing loans.

Average Yields and Rates
  (dollars in thousands)

		Six Months Ended June 30,
		2010			2009
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-earning assets:
Loans (1)	$241,696	$5,995	4.96%	$282,936	$7,240	5.12%
Mortgage-backed securities	33,756	647	3.83%	78,292	2,032	5.19%
Investment securities	106,518	1,935	3.73%	46,107	1,167	5.06%
Other interest-earning assets	22,468	13	0.12%	18,452	42	0.46%
Total interest-earning assets	404,438	8,640	4.27%	425,787	10,481	4.92%
Non-interest-earning assets	40,470			29,964
Total assets	$444,908			$455,751
Interest-bearing liabilities:
Deposits	$307,890	2,841	1.85%	$308,403	4,203	2.73%
Floating rate junior subordinated deferrable interest debentures	12,372	237	3.83%	12,372	285	4.61%
FHLB advances and other borrowings	76,333	1,374	3.60%	85,604	1,542	3.60%
Total interest-bearing liabilities	396,595	4,452	2.25%	406,379	6,030	2.97%

Non-interest-bearing sources:
Non-interest-bearing deposits	18,905			18,671
Non-interest-bearing liabilities	3,149			2,981
Total liabilities	418,649			428,031
Shareholders’ equity	26,259			27,720
Total liabilities and shareholders’ equity	$444,908			$455,751
Net interest income		$4,188			$4,451
Interest rate spread			2.02%			1.95%
Impact of non-interest-bearing deposits			0.04			0.14
Net interest margin			2.06%			2.09%

(1)   Average balances of loans include non-accrual loans.
(2)   Annualized

Interest Income

Interest income decreased $1.8 million, or 17.6%, to $8.6 million for the six months ended June 30, 2010 as compared to the same period in 2009. Interest income on loans decreased by 17.2%, or $1.2 million, to $6.0 million for the six months ended June 30, 2010 from $7.2 million for the six months ended June 30, 2009, due to declining market interest rates and lower average balance of loans as a result of a decrease in demand. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $596,000, or 18.4%, for the six months ended June 30, 2010 to $2.6 million from $3.2 million during the same period in 2009 due to lower investment yields due to declining market interest rates, offset by higher average balances.

Interest Expense

Interest expense decreased $1.6 million, or 26.2%, to $4.5 million for the six months ended June 30, 2010 as compared to $6.0 million for the six months ended June 30, 2009. Interest expense on deposit accounts decreased $1.4 million, or 32.4%, to $2.8 million for the six months ended June 30, 2010 from $4.2 million during the same period in 2009 due primarily to lower market interest rates, a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts and with lower average balances. The Corporation continues to target lower cost demand deposit accounts versus higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $168,000, or 10.9%, for the six months ended June 30, 2010 as compared to the same period in the previous year due to lower market interest rates and lower average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $48,000, or 16.8%, to $237,000 for the six months ended June 30, 2010 from $285,000 during the same period in 2009 due to lower market rates.

Provision for Loan Losses

During the six months ended June 30, 2010, the provision for loan losses was $2.1 million as compared to $3.6 million for the same period in the previous year due to reductions in partial loan write-downs on nonperforming loans and lower average loan balances. During the six months ended June 30, 2010, bad debt charge-offs, net of recoveries, were $2.7 million as compared to $2.6 million for the same period in the previous year. In addition, specific reserves on non-performing loans were $844,000 for the six months ended June 30, 2010 compared to $4.5 million for the same period in the previous year. The Corporation’s loan loss allowance at June 30, 2010 was approximately 2.1% of the Corporation’s outstanding loan portfolio compared to 2.8% of the Corporation’s outstanding loan portfolio at June 30, 2009. All specific reserves for commercial real estate loans that were  deemed collateral dependent were charged off against the loans as of December 31, 2009.

The changes in the allowance for loan losses consisted of the following for the six months ended June 30, 2010.

	June 30, 2010	June 30, 2009
Balance at beginning of period	$5,579	$6,778

Provision for loan losses	2,083	3,625

Charge-offs, net	(2,691)	(2,561)

Balance at end of period	$4,971	$7,842

Non-Interest Income

Total non-interest income increased $1.4 million, or 188.7%, to $2.2 million for the six months ended June 30, 2010 from $751,000 for the same period in the previous year. The increase was due primarily to higher gain on sale of investment securities and a reduction in other than temporary impairment write-downs on securities. Gain on sale of investments were $1.2 million from security sales of $53.5 million for the six months ended June 30, 2010 compared to $379,000 from security sales of $19.9 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. Other than temporary impairment write-downs on securities were $467,000 the six months ended June 30, 2010 compared to $1.1 million for the same period in 2009 from write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Fees from financial services decreased $33,000, or 2.3%, to $1.4 million for the six months ended June 30, 2010 from $1.5 million for the same period in the previous year. The decrease was due to lower loan fees from a reduction in loan volumes along with lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes.

Non-Interest Expense

For the six months ended June 30, 2010, total non-interest expense decreased $337,000, or 6.6%, to $4.8 million from $5.1 million for the same period in 2009. Compensation and employee benefits decreased $153,000, or 6.6%, to $2.2 million for the six months ended June 30, 2010 from $2.3 million for the same period in 2009 due primarily to reductions in employee compensation costs due to prior year staffing reductions and reductions in employee pension benefits costs. Occupancy and equipment expense decreased $21,000, or 1.7%, to $1.2 million for the six months ended June 30, 2010 from $1.2 million for the same period in 2009 due primarily to lower depreciation expenses as a result of reductions in capital expenses for the current year. Deposit insurance premiums expense decreased $39,000, to $290,000 for the six months ended June 30, 2010 from $329,000 for the same period in 2008, due to the prior year industry-wide FDIC special assessment, offset by higher industry-wide FDIC premium assessments. Professional services expense increased $21,000, or 11.9%, to $198,000 for the six months ended June 30, 2010 from $177,000 for the same period in 2009 due primarily to higher legal and audit expense. Advertising/public relations expense decreased $27,000, or 47.4%, to $30,000 for the six months ended June 30, 2010 from $57,000 for the same period in 2009 due primarily to lower deposit product and promotion expenses. Loan operations expense increased $79,000, or 44.1%, to $258,000 for the six months ended June 30, 2010 from $179,000 for the same period in 2009, due primarily to higher costs associated with loan foreclosures. All goodwill and related deposit premium intangibles were charged off in 2009 thereby eliminating amortization expenses. Telephone expense decreased $13,000, or 13.0%, to $87,000 for the six months ended June 30, 2010 from $100,000 for the same period in 2009, due primarily to efficiency improvements in existing systems.

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

Item  1A.                        Risk Factors

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. The Dodd-Frank Act contains various provisions designed to enhance the regulations of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. The Corporation did not repurchase any shares during the three months ended June 30, 2010 and 36,034 shares remain under the previously authorized plans. As part of the Corporation’s participation in the Troubled Asset Relief Capital Purchase Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued to the Treasury Department has been redeemed in full or transferred to non-affiliates, the Corporation cannot repurchase any shares of its common stock without the prior approval of the Treasury Department.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: August 11, 2010	By:	/s/ Dwight V. Neese
Dwight V. Neese, President and
Chief Executive Officer

Date: August 11, 2010	By:	/s/ Richard H. Flake
Richard H. Flake, Executive Vice President
and Chief Financial Officer