Form 10-Q
period 2010-09-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2010-11-10
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______ to _______

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
Yes __     No X

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of November 10, 2010.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009

	September 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)

Cash and due from banks	$5,492	$5,103
Interest earning balances with the Federal Reserve	5,494	5,241
Federal funds sold	28,231	5,287
Cash and cash equivalents	39,217	15,631
Investment and mortgage-backed securities
Held to maturity (market value of $3,976,000 at December 31, 2009)	--	3,934
Available for sale	135,145	147,816
Total investment and mortgage-backed securities	135,145	151,750

Loans, net of unearned fees	219,595	255,999
Allowance for loan losses (ALL)	(5,834)	(5,579)
Loans, net of ALL	213,761	250,420

Real estate acquired through foreclosure	9,855	5,917
Office properties and equipment, net	5,205	5,447
Federal Home Loan Bank stock, at cost	3,664	3,947
Federal Reserve Bank stock, at cost	832	832
Accrued interest receivable	1,508	2,238
Cash surrender value of life insurance	8,768	9,332
Other assets	10,895	11,489
TOTAL ASSETS	$428,850	$457,003

LIABILITIES

Demand and savings deposits	$165,585	$161,911
Time deposits	152,313	170,851
Total deposits	317,898	332,762
Advances from the Federal Home Loan Bank	59,500	64,500
Securities sold under agreements to repurchase	12,601	18,520
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	544	581
Other liabilities	3,813	2,147
TOTAL LIABILITIES	406,728	430,882

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value authorized - 500, 000 shares issued and outstanding - 9,266 shares at September 30, 2010 and December 31, 2009, respectively	9,249	9,245
Common stock - $0.01 par value, authorized - 5,000,000 shares, issued and outstanding - 1,790,599 shares at September 30, 2010 and 1,790,599 at December 31, 2009	20	20
Common stock warrants	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(1,197)	(972)
Retained earnings, substantially restricted	7,406	11,184
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	22,122	26,121

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$428,850	$457,003

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)		(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	2,841	$3,640	$8,836	$10,881
Deposits and federal funds sold	9	5	23	18
Interest and dividends on mortgage-backed securities	346	897	992	2,929
Interest and dividends on investment securities	938	810	2,923	2,006
Total interest income	4,134	5,352	12,774	15,834

Interest Expense:
Deposit accounts	1,171	2,010	4,012	6,214
Floating rate junior subordinated deferrable interest debentures	123	125	359	410
Advances from the FHLB and other borrowings	637	763	2,012	2,304
Total interest expense	1,931	2,898	6,383	8,928

Net Interest Income	2,203	2,454	6,391	6,906
Provision for loan losses	3,947	1,425	6,030	5,050
Net interest income (loss) after provision for loan losses	(1,744)	1,029	361	1,856

Non-Interest Income:
Fees for financial services	723	757	2,119	2,166
Other fees, net	18	14	52	68
Other-than-temporary-impairment write-down on securities	(660)	(739)	(1,127)	(1,830)
Net gain on sale of investments	619	381	1,824	760
Total non-interest income	700	413	2,868	1,164

Non-Interest Expense:
Compensation and employee benefits	1,057	1,090	3,239	3,424
Occupancy and equipment	630	729	1,833	1,953
Deposit insurance premiums	147	127	438	457
Professional services	127	95	325	272
Advertising and public relations	5	8	35	65
Loan operations	475	38	733	216
Intangible amortization	--	76	--	247
Items processing	102	93	262	260
Telephone	44	46	131	147
Other	180	178	568	572
Total non-interest expense	2,767	2,480	7,564	7,613

Net loss before income taxes	(3,811)	(1,038)	(4,335)	(4,593)
Benefit for income taxes	(548)	(402)	(793)	(1,696)
Net loss	(3,263)	(636)	(3,542)	(2,897)
Accretion of preferred stock to redemption value and preferred dividends accrued	120	118	355	263
Net loss to common shareholders	(3,383)	$(754)	$(3,897)	$(3,160)

Net loss per common share (basic)	(1.89)	$(0.42)	$(2.18)	$(1.77)

Net loss per common share (diluted)	(1.89)	$(0.42)	$(2.18)	$(1.77)

Cash dividend per common share	--	$--	$--	$0.060

Weighted average number of common shares outstanding

Basic	1,790,599	1,790,599	1,790,599	1,789,455

Diluted	1,790,599	1,790,599	1,790,599	1,789,455

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009 (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net loss	$(3,542)	$(2,897)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Provision for loan losses	6,030	5,050
Amortization of intangibles	--	247
Depreciation expense	349	404
Recognition of deferred income, net of costs	(142)	(271)
Deferral of fee income, net of costs	26	218
Other than temporary impairment charge on AFS securities	1,127	1,830
Adjustment to goodwill	--	1,172
Gain on investment transactions	(1,824)	(760)
Gain on sale of assets acquired from foreclosed loans	(15)	(2)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	730	(146)
Increase in real estate acquired through foreclosure	(5,900)	(5,460)
Increase in cash surrender value of life insurance	(283)	(300)
(Increase) decrease in other assets	594	(2,003)
Increase in other liabilities	1,666	685
Increase in accrued interest payable	(37)	(34)

Net cash provided (used) by operating activities	(1,221)	(2,267)

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(190,384)	(119,123)
Held to maturity	--	(1,504)
Proceeds from sale of investment and mortgage-backed securities:
Available for sale	84,450	35,747
Held to maturity	3,934	--
Proceeds from maturity of investment and mortgage-backed securities:
Available for sale	104,583	24,477
Held to maturity	--	250
Principal repayments on mortgage-backed securities:
Available for sale	14,493	18,391
Net decrease in loans	30,772	10,370
(Purchase) redemption of FHLB/FRB stock	283	(251)
Proceeds from sales of foreclosed assets, net of costs and improvements	1,950	69
Purchase of office properties and equipment	(106)	(89)

Net cash provided (used) by investing activities	49,975	(31,663)

FINANCING ACTIVITIES:

Proceeds from the dividend reinvestment plan	--	16
Proceeds from issuance of preferred stock	--	9,240
Proceeds from issuance of warrants	--	25
Proceeds from redemption of life insurance	847	645
Dividends paid in cash	--	(107)
Dividends paid on preferred stock	(232)	(196)
Decrease in other borrowings	(10,919)	(6,640)
Increase (decrease) in deposit accounts	(14,864)	29,859

Net cash provided (used) by financing activities	(25,168)	32,842

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,586	(1,088)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,631	21,370

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,217	$20,282

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$28	$510
Interest	6,420	8,962

Non-cash transactions:
Loans foreclosed	$6,091	$5,868
Unrealized gain (loss) on securities available for sale, net of income tax	(657)	1,774

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Nine Months Ended September 30, 2010 and 2009 (unaudited)

							Retained	Accumulated
						Additional	Earnings,	Other	Treasury	Total
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Stock	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	at Cost	Equity
	(Dollars in Thousands, Except Share Data)
BALANCE AT DECEMBER 31, 2008	--	$--	1,787,092	$20	$--	$12,903	$18,997	$(1,696)	$(6,300)	$23,924

Net loss							(2,897)			(2,897)

Other comprehensive loss, net of tax on unrealized holding losses on securities available for sale arising during period								1,774		1,774
Less reclassification adjustment for gains and other than temporary investment charge in net loss								(667)		(667)
Comprehensive loss										(1,790)

Dividend reinvestment plan contributions			3,507			16				16

Issuance of preferred stock	9,266	9,240								9,240

Issuance of common stock warrants					25					25

Accretion of Preferred Stock to redemption value		4					(4)			--

Preferred stock dividend							(195)			(195)

Cash dividend ($.06 per share)							(107)			(107)

BALANCE AT SEPTEMBER 30, 2009	9,266	$9,244	1,790,599	$20	$25	$12,919	$15,794	$(589)	$(6,300)	$31,113

BALANCE AT DECEMBER 31, 2009	9,266	$9,245	1,790,599	$20	$25	$12,919	$11,184	$(972)	$(6,300)	$26,121

Net loss							(3,542)			(3,542)

Other comprehensive loss, net of tax on unrealized holding losses on securities available for sale arising during period								(657)		(657)
Less reclassification adjustment for gains and other than temporary investment charge in net income								432		432
Comprehensive loss										(3,767)

Accretion of Preferred Stock to redemption value		4					(4)			--

Preferred stock dividend							(232)			(232)

BALANCE AT SEPTEMBER 30, 2010	9,266	$9,249	1,790,599	$20	$25	$12,919	$7,406	$(1,197)	$(6,300)	$22,122

See notes to consolidated financial statements

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. This quarterly report should be read in conjunction with the Corporation’s annual report on Form 10-K for the year ended December 31, 2009. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Corporation is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “non-controlling interests(s)”.  The updates were effective upon issuance but had no impact on the Corporation’s financial statements.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2. Loss Per Share
Basic loss per common share amounts for the three and nine months ended September 30, 2010 and 2009 were computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts for the dilutive effect of outstanding common stock options  and warrants during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted loss per share calculation for the three and nine months ended September 30, 2010 and 2009. Anti-dilutive common stock equivalents that were excluded in the diluted loss per share calculation for the nine months ended September 30, 2010 and 2009 were 269,743 and 272,993, respectively.

3. Assets Pledged

Approximately $81,227,000 and $94,598,000 of debt securities at September 30, 2010 and December 31, 2009, respectively, were pledged by Provident Community Bank, N.A. (the “Bank”) as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at September 30,
Name	2010	2009	Rate	Prepayment Option Date	Maturity	Distribution Payment Frequency

Provident Community Bancshares Capital Trust I	$4,000,000	$4,000,000	7.39%	October 1, 2011	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.04%	March 1, 2012	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

The Corporation exercised its right to defer the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest at a current rate of 7.39% for the $4.0 million of trust preferred securities issued in July 2006 and at a current rate of 2.04% for the $8.0 million of trust preferred securities issued in December 2006. Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Corporation will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

5. Contingencies and loan commitments

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at September 30, 2010 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$680,000
Commitments to fund commercial and construction loans	151,000
Unused portions of loans and credit lines	33,283,000
Total loan commitments	$34,114,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at September 30, 2010 consisted of fixed and adjustable rate loans at rates ranging from 5.5% to 7.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $34,114,000 at September 30, 2010.

6. Fair Value of Financial Instruments

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted FASB ASC 820-10-50 (“FASB ASC Topic 820”) Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC Topic 820 requires disclosures about the  fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment  securities) or on a nonrecurring basis (for example, impaired loans).

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

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. Therefore, at September 30, 2010, loans classified as impaired totaled $26.8 million. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loans as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2010 and December 31, 2009 (In thousands).

		Quoted Prices in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$2	$2	$--	$--
Government Sponsored Enterprises	62,837	62,837	--	--
Trust Preferred securities	4,883	--	2,685	2,198
Total investment securities	67,722	62,839	2,685	2,198
Mortgage-backed and related securities	67,423	--	67,423	--
Total	$135,145	$62,839	$70,108	$2,198

		Quoted Prices in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$4	$4	$--	$--
Government Sponsored Enterprises	78,471	78,471	--	--
Municipal securities	6,042	--	6,042	--
Trust Preferred securities	5,912	--	2,802	3,110
Total investment securities	90,429	78,475	8,844	3,110
Mortgage-backed and related securities	57,387	--	57,387	--
Total	$147,816	$78,475	$66,231	$3,110

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2010.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Investment Securities
Available-for-Sale

Beginning balance at December 31, 2009	$3,110,000
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	(1,127,000)
Other comprehensive income	215,000
Purchases, sales, issuances and settlements, net	--
Ending balance at September 30, 2010	$2,198,000

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
Assets measured at fair value on a nonrecurring basis at September 30, 2010 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$23,294,000	$--	$23,294,000	$--
Other real estate owned	9,855,000	--	9,855,000	--
Total assets at fair value	$33,149,000	$--	$33,149,000	$--

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$20,869,000	$--	$20,869,000	$--
Other real estate owned	5,917,000	--	5,917,000	--
Total assets at fair value	$26,786,000	$--	$26,786,000	$--

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

The estimated fair values of the Corporation’s financial instruments were as follows at September 30, 2010
(in thousands):
	September 30, 2010
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$39,217	$39,217
Securities available for sale	135,145	135,145
Federal Home Loan Bank stock, at cost	3,664	3,664
Federal Reserve Bank stock, at cost	832	832
Loans, net	213,761	215,150
Accrued interest receivable	1,508	1,508
Cash surrender value of life insurance	8,768	8,768

Financial liabilities
Deposits	$317,898	$310,078
Advances from FHLB	59,500	62,256
Securities sold under agreements to repurchase	12,601	12,601
Floating rate junior subordinated deferrable interest debentures	12,372	11,826
Accrued interest payable	544	544

Off-balance-sheet assets (liabilities)	Notional Amount	Fair Value
Commitments to extend credit	$34,114	$0

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2009
(in thousands):
	December 31, 2009
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$15,631	$15,631
Securities available for sale	147,816	147,816
Securities held to maturity	3,934	3,976
Federal Home Loan Bank stock, at cost	3,947	3,947
Federal Reserve Bank stock, at cost	832	832
Loans, net	250,420	250,455
Accrued interest receivable	2,238	2,238
Cash surrender value of life insurance	9,332	9,332

Financial liabilities
Deposits	$332,762	$323,113
Advances from FHLB	64,500	67,457
Securities sold under agreements to repurchase	18,520	18,544
Floating rate junior subordinated deferrable interest debentures	12,372	10,758
Accrued interest payable	581	581

Off-balance-sheet assets (liabilities)	Notional Amount	Fair Value
Commitments to extend credit	$40,131	$0

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

The Corporation exercised its right to defer the regularly scheduled quarterly distribution on its $12.4 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”) issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program.

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

One of the significant estimates related to securities is the evaluation of investments for other-than-temporary impairment. Marketable equity securities are evaluated for other-than-temporary impairment based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses.  For those debt securities for which the fair value is less than its amortized cost and the Corporation does not intend to sell such security and it is not more likely than not that it will be required to sell such security prior to the recovery of its amortized cost basis (which may be maturity) less any credit losses, the credit-related other-than temporary impairment loss is recognized as a charge to earnings.  Noncredit-related other-than-temporary impairment losses for debt securities are recognized in other comprehensive income (loss), net of applicable taxes.

The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings.  The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Management evaluates securities for other-than temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.

The Corporation uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Corporation exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income.  These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change.  A reduction in estimated future taxable income may require the Corporation to record a valuation allowance against its deferred tax assets.  A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Forward Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain “forward-looking statements” concerning the future operations, plans or strategies of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Corporation’s and the Bank’s market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing and the demand for such products, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state laws and regulations. The Corporation provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2009, including in the Risk Factors section of that report, in its Form 10-Q for the quarter ended June 30, 2010 and in its other SEC reports. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets

Total assets of the Corporation decreased $28.2 million, or 6.2%, to $428.9 million at September 30, 2010 from $457.0 million at December 31, 2009. Investment securities at September 30, 2010 decreased 10.9% to $135.1 million from $151.8 million at December 31, 2009. Fed funds sold at September 30, 2010 increased $22.9 million to $28.2 million from $5.3 million at December 31, 2009 as a result of funds invested with proceeds from sales and maturities of securities. Net loans decreased $36.7 million from December 31, 2009 to September 30, 2010, due primarily to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina.

Investment and Mortgage-backed Securities

Included in our investment securities are 7 pooled trust preferred securities with an amortized cost of $3.5 million and a fair value of $2.2 million. An other than temporary impairment charge of $1.1 million was recorded for the nine-month period ended September 30, 2010 related to these trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities.

Held to Maturity-Securities classified as held to maturity consisted of the following (in thousands):

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Municipal Securities	$--	$--	$3,934	$3,976

The Corporation sold approximately $9.2 million in municipal securities, including held to maturity securities of $3.9 million, due to credit concerns in this segment of the investment market.

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities:
U.S. Agency Obligations	$2	$2	$4	$4
Government Sponsored Enterprises	62,701	62,837	79,162	78,471
Municipal Securities	--	--	5,781	6,042
Trust Preferred Securities	7,491	4,883	8,570	5,912
Total Investment Securities	70,194	67,722	93,517	90,429
Mortgage-backed Securities:
Fannie Mae	6,506	6,727	35,561	36,723
Ginnie Mae	48,039	48,420	16,569	17,030
Freddie Mac	11,708	11,757	3,068	3,154
Collateralized Mortgage Obligations	540	519	597	480
Total Mortgage-backed Securities	66,793	67,423	55,795	57,387
Total Available for Sale	$136,987	$135,145	$149,312	$147,816

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at September 30, 2010 was 3.21% compared to 4.04% at December 31, 2009. The carrying values of the investment securities at September 30, 2010 and December 31, 2009 and percentage of each category to total investments are as follows:

	September 30, 2010		December 31, 2009
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Available for sale:
Investment securities:
U.S. Agency obligations	$2	0.01%	$4	0.01%
Government Sponsored Enterprises	62,837	46.49	78,471	53.08
Municipal securities	--	--	6,042	4.09
Trust Preferred securities	4,883	3.61	5,912	4.00
Total investment securities	67,722	50.11	90,429	61.18
Mortgage-backed and related securities	67,423	49.89	57,387	38.82
Total	$135,145	100.00%	$147,816	100.00%

	September 30, 2010		December 31, 2009
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
Held to maturity:
Municipal securities	$--	--%	$3,934	100.00%

Investment securities at September 30, 2010 decreased 10.9% to $135.1 million from $151.8 million at December 31, 2009. The Corporation has purchased $190.4 million of government agency and mortgaged-backed securities as of September 30, 2010 that was offset by matured securities of $104.6 million, sales of $88.4 million and principal reductions on mortgaged-backed securities of $14.5 million. The Corporation continues to reposition the investment portfolio for the potential of rising interest rates.

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

The amortized cost and fair value of investment securities are summarized as follows:

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$2	$–	$--	$2
Government Sponsored Enterprises	62,701	190	(54)	62,837
Trust Preferred Securities	7,491	–	(2,608)	4,883
Total Investment Securities	70,194	190	(2,662)	67,722
Mortgage-backed Securities:
Fannie Mae	6,506	221	–	6,727
Ginnie Mae	48,039	381	–	48,420
Freddie Mac	11,708	59	(10)	11,757
Collateralized Mortgage Obligations	540	–	(21)	519
Total Mortgage-backed Securities	66,793	661	(31)	67,423
Total available for sale	$136,987	$851	$(2,693)	$135,145

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

Municipal Securities	$3,934	$52	$(10)	$3,976

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$4	$--	$--	$4
Government Sponsored Enterprises	79,162	217	(908)	78,471
Municipal Securities	5,781	261	--	6,042
Trust Preferred Securities	8,570	--	(2,658)	5,912
Total Investment Securities	93,517	478	(3,566)	90,429
Mortgage-backed Securities:
Fannie Mae	35,561	1,162	--	36,723
Ginnie Mae	16,569	461	--	17,030
Freddie Mac	3,068	86	--	3,154
Collateralized Mortgage Obligations	597	--	(117)	480
Total Mortgage-backed Securities	55,795	1,709	(117)	57,387
Total available for sale	$149,312	$2,187	$(3,683)	$147,816

The maturities of securities at September 30, 2010 are as follows (in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$--	$--	$4	$4
Due after one year through five years	--	--	46	48
Due after five years through ten years	--	--	49,147	49,221
Due after ten years	--	--	87,790	85,872
Total investment and mortgage-backed securities	$--	$--	$136,987	$135,145

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

U.S. Agency Obligations	$–	$–	$–	$–	$–	$–
Government Sponsored Enterprises	10,946	54	–	–	10,946	54
Trust Preferred Securities	–	–	4,883	2,608	4,883	2,608
Mortgage-backed Securities	1,028	10	552	21	1,580	31
Total	$11,974	$64	$5,435	$2,629	$17,409	$2,693

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

An other-than-temporary impairment charge of $660,000 from write-downs on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities was recorded for the three months ended September 30, 2010 compared to $739,000 for the same period in 2009. Other than temporary impairment write-downs on securities were $1.1 million for the nine months ended September 30, 2010 compared to $1.8 million for the same period in 2009 from write-downs recorded on trust preferred securities.

Loans

Net loans decreased to $213.8 million at September 30, 2010 compared to $250.4 million at December 31, 2009. The decrease was due to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and more conservative underwriting standards. Consumer loans decreased $5.5 million, or 10.5%, commercial loans and commercial real estate loans decreased $27.7 million, or 15.3%, and residential mortgage loans decreased $3.7 million, or 18.3%, for the period ended September 30, 2010.

Loans receivable consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Mortgage loans:
Fixed-rate residential	$9,736	$10,675
Adjustable-rate residential	5,409	6,202
Commercial real estate	105,361	110,901
Construction	856	2,923
Total mortgage loans	121,362	130,701
Commercial loans:
Commercial non-real estate	25,952	34,429
Commercial lines of credit	25,772	39,096
Total commercial loans	51,724	73,525
Consumer loans:
Home equity	16,619	17,395
Consumer and installment	29,865	34,578
Consumer lines of credit	296	314
Total consumer loans	46,780	52,287
Total loans	219,866	256,513
Less:
Undisbursed portion of interim construction loans	(151)	(320)
Unamortized loan discount	(277)	(309)
Allowance for loan losses	(5,834)	(5,579)
Net deferred loan origination costs	156	115
Total, net	$213,761	$250,420

Weighted-average interest rate of loans	4.99%	4.87%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2010	December 31, 2009

Non-accruing loans which are contractually past due 90 days or more:

Residential real estate	$1,122	$649
Commercial	22,040	19,045
Consumer	768	1,175
Total nonperforming loans	23,930	20,869

Real estate acquired through foreclosure and repossessed assets	9,855	5,917
Total nonperforming assets	$33,785	$26,786

Troubled debt restructurings	$2,902	$3,320

Nonperforming loans to total loans	10.88%	8.13%
Nonperforming assets to total assets	7.88%	5.86%
Allowance for loan losses to total loans outstanding	2.66%	2.18%
Allowance for loan losses to nonperforming loans	24.37%	26.73%
Allowance for loan losses	$5,834	$5,579

Loans which management identifies as impaired generally will be non-performing loans. Non-performing assets increased $7.0 million to $33.8 million at September 30, 2010, or 7.88% of total assets, as compared to $26.8 million or 5.86% of total assets at December 31, 2009. The majority of this increase was due to one commercial real estate loan for $4.7 million. Slow housing conditions have affected borrowers’ abilities to sell the completed projects in a timely manner. Loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on loans until the collateral  has been acquired and liquidated or other arrangements can be made.

Interest income that would have been recorded for the nine months ended September 30, 2010 had non-accruing loans been current in accordance with their original terms amounted to approximately $1.3 million. There was no interest included in interest income on such loans for the nine months ended September 30, 2010.

Management has allocated specific reserves to its non-performing assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for non-performing loans are allocated to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of September 30, 2010. Management continues to evaluate and assess all non-performing assets on a regular basis as part of its well-established loan monitoring and review process.

At September 30, 2010, criticized and classified loans, which includes all non-performing loans, totaled $37.2 million, compared to $51.4 million at December 31, 2009 and $40.9 million at September 30, 2009. The reduction of $14.2 million for criticized and classified loans from December 31, 2009 to September 30, 2010 includes loans charged off for the period of $5.8 million, loans transferred to real estate acquired through foreclosure of $3.9 million and the payment in full of two commercial real estate loans. Our non-performing loans totaled $23.3 million at September 30, 2010 compared to $20.2 million at December 31, 2009. Non-performing and impaired loans, net of specific reserves, totaled $15.2 million at September 30, 2009 and $12.5 million at December 31, 2008. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Real estate acquired through foreclosure increased $3.9 million to $9.8 million at September 30, 2010 from $5.9 million at December 31, 2009, as a result of foreclosure on sixteen commercial real estate properties totaling $6.1 million. The increase was partially offset by the sale of twelve commercial real estate properties totaling $2.0 million. Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying values of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Real estate acquired in settlement of loans through foreclosure is summarized as follows:

	September 30,	December 31,
	2010	2009

Balance at beginning of period	$5,917	$667
Foreclosures added during the period	6,091	5,959
Sales of foreclosed property	(1,950)	(69)
Provision charged as a write-down	(203)	(640)
Balance at the end of period	$9,855	$5,917

Other Assets

Cash surrender value of life insurance decreased $564,000, or 6.0%, to $8.8 million at September 30, 2010 from $9.3 million at December 31, 2009, due primarily to the redemption of certain life insurance policies on former employees and to reduce carrier exposure.

Liabilities

Total liabilities decreased $24.2 million to $406.7 million at September 30, 2010 from $430.9 million at December 31, 2009. Deposits decreased $14.9 million, or 4.5%, to $317.9 million at September 30, 2010 from $332.8 million at December 31, 2009. The decrease was due to a $18.5 million decrease in certificates of deposit, offset by a $3.6 million increase in transaction accounts as a result of a special product promotion. The Corporation continues to target lower-cost demand deposit accounts through media advertising and special product promotions. FHLB advances decreased $5.0 million to $59.5 million at September 30, 2010 from $64.5 million at December 31, 2009 due to the maturity of advances. Additional advances were not needed due to the decrease in assets. Security agreements to repurchase decreased $5.9 million to $12.6 million at September 30, 2010 from $18.5 million at December 31, 2009 due to the maturity of these instruments.

Deposit accounts were as follows (in thousands):

	September 30, 2010			December 31, 2009
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	--	$17,761	5.58%	--	$18,015	5.42%
Non-commercial	1.60%	95,613	30.08%	2.30%	98,274	29.53%
Money market checking accounts	0.58%	23,608	7.43%	1.57%	32,239	9.69%
Regular savings	0.81%	28,603	9.00%	0.51%	13,383	4.02%
Total demand and savings deposits	1.15%	165,585	52.09%	1.74%	161,911	48.66%
Time deposits:
Up to 2.00%		98,297	30.92%		79,098	23.77%
2.01%- 3.00%		49,937	15.71%		55,966	16.82%
3.01%- 4.00%		488	0.15%		20,885	6.27%
4.01%- 5.00%		2,994	0.94%		13,744	4.13%
5.01%- 6.00%		597	0.19%		1,158	0.35%
Total time deposits	1.65%	152,313	47.91%	2.27%	170,851	51.34%
Total deposit accounts	1.39%	$317,898	100.00%	2.02%	$332,762	100.00%

The maturity of the advances from the FHLB is as follows (in thousands):

	September 30, 2010		December 31, 2009
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate
Contractual Maturity:
Within one year - fixed rate	$--	--	$5,000	4.93%
After one but within three years - fixed rate	--	--	--	--
After one but within three years - adjustable rate	22,000	4.58%	22,000	4.58%
Greater than five years - adjustable rate	37,500	3.89%	37,500	3.89%
Total advances	$59,500	4.15%	$64,500	4.20%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

The Corporation had $12.6 million and $18.5 million borrowed under agreements to repurchase at September 30, 2010 and December 31, 2009, respectively.

Shareholders’ Equity

Shareholders’ equity decreased $4.0 million, or 15.3%, to $22.1 million at September 30, 2010 from $26.1 million at December 31, 2009 due primarily to a net loss to common shareholders of  $3.9 million and a $225,000 increase in unrealized losses on securities available for sale. At September 30, 2010, the Bank continues to be well-capitalized by regulatory measures.

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

At September 30, 2010, the Corporation’s investment in marketable securities totaled $135.1 million, all of which was available for sale. In addition, the Corporation had $28.2 million in fed funds sold at September 30, 2010 compared to $5.3 million at December 31, 2009. Approximately $81.2 million and $94.6 million of debt securities at September 30, 2010 and December 31, 2009, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $34.1 million at September 30, 2010. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from September 30, 2010, totaled $115.5 million. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At September 30, 2010, the Corporation had outstanding $59.5 million of FHLB borrowings and $12.6 million of securities sold under agreements to repurchase. At September 30, 2010, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $33.3 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

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

The Corporation is exercising its right to defer the regularly scheduled quarterly distribution on its $12.6 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”) issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital  to average assets (as defined in the regulations). As of September 30, 2010, the Bank and the Corporation met the capital adequacy requirements to which they are subject.

As of September 30, 2010, the Bank was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

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

	September 30, 2010

	Actual		Regulatory Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	$	%	$	%	$	%
Leverage ratio
Corporation	24,611	5.75%	17,131	4.00%	n/a	n/a
Bank	28,739	6.71%	17,121	4.00%	21,401	5.00

Tier 1 capital ratio
Corporation	24,611	9.37%	10,507	4.00%	n/a	n/a
Bank	28,739	10.95%	10,495	4.00%	15,743	6.00

Total risk-based capital ratio
Corporation	32,208	12.26%	21,013	8.00%	n/a	n/a
Bank	32,050	12.21%	20,991	8.00%	26,238	10.00

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $34.1 million at September 30, 2010. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the quarter ended September 30, 2010, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Results of operations for the three months ended September 30, 2010 and 2009

General

The Corporation recorded a net loss to common shareholders of $3.4 million for the three months ended September 30, 2010 as compared to a net loss to common shareholders of $754,000 for the same period in 2009. Operating results for the current period were impacted by a compression of the net interest margin from 2.28% for the three months ended September 30, 2009 to 2.22% for the three months ended September 30, 2010 caused by declining market interest rates and higher provisions for loan losses due to an increase in non-performing loans and loan write-downs, offset by an increase in non-interest income due to higher gains from investment security sales and a decrease in other-than-temporary impairment charges on investment securities.

Average Yields and Rates
(dollars in thousands)
	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-earning assets:
Loans (1)	$225,656	$2,841	5.04%	$269,458	$3,640	5.40%
Mortgage-backed securities	30,734	345	4.49%	78,434	897	4.57%
Investment securities	116,483	922	3.17%	66,755	789	4.73%
Other interest-earning assets	23,785	25	0.42%	15,190	26	0.70%
Total interest-earning assets	396,658	4,134	4.17%	429,837	5,352	4.98%
Non-interest-earning assets	37,921			35,509
Total assets	$434,579			$465,346
Interest-bearing liabilities:
Deposits	304,320	1,171	1.54%	317,559	2,010	2.53%
Floating rate junior subordinated deferrable interest debentures	12,372	122	3.94%	12,372	125	4.03%
FHLB advances and other borrowings	71,208	638	3.58%	81,899	763	3.73%
Total interest-bearing liabilities	387,900	1,931	1.99%	411,830	2,898	2.81%
Non-interest-bearing sources:
Non-interest-bearing deposits	18,110			18,275
Non-interest-bearing liabilities	3,120			3,926
Total liabilities	409,130			434,031
Shareholders’ equity	25,449			31,315
Total liabilities and shareholders’ equity	$434,579			$465,346
Net interest income		$2,203			$2,454
Interest rate spread			2.18%			2.17%
Impact of non-interest-bearing deposits			0.04			0.12
Net interest margin			2.22%			2.28%

(1) Average balances of loans include non-accrual loans.
(2) Annualized

Interest Income

Interest income decreased $1.2 million, or 22.8%, to $4.1 million for the three months ended September 30, 2010 as compared to the same period in 2009. Interest income on loans decreased by 21.9%, or $799,000, to $2.8 million for the three months ended September 30, 2010 from $3.6 million for the three months ended September 30, 2009, due primarily to lower average balances due to lower demand and a 36 basis point decrease in the average yield due to lower market interest rates and an increase in non-performing loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $419,000, or 24.5%, for the three months ended September 30, 2010 to $1.3 million from $1.7 million during the same period in 2009 due to lower yields resulting from declining market interest rates and a decrease in the average balance of mortgage-backed securities, offset by higher average balances of investment securities.

Interest Expense

Interest expense decreased $967,000, or 33.4%, to $1.9 million for the three months ended September 30, 2010 as compared to $2.9 million for the three months ended September 30, 2009. Interest expense on deposit accounts decreased $839,000, or 41.7%, to $1.2 million for the three months ended September 30, 2010 from $2.0 million during the same period in 2009 due primarily to lower average balances as a result of reductions in municipal deposits, lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts. The Corporation continues to target lower cost demand deposit accounts versus higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on FHLB advances and other borrowings decreased $125,000, or 16.4%, for the three months ended September 30, 2010 as compared to the same period in the previous year due primarily to lower average balances and lower rates paid. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $3,000, or 2.4%, to $122,000 for the three months ended September 30, 2010 from $125,000 during the same period in 2009 due to lower market rates.

Provision for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. The Board of Directors reviews and approves the appropriate level for the allowance for loan losses quarterly based upon management’s recommendations, the results of the internal monitoring and reporting system, quarterly external independent loan reviews and the analysis of economic conditions in our local markets. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Loan losses, which include write downs and charge-offs, are charged directly to the allowance while recoveries are credited against the allowance. The amount of the provision is a function of the level and composition of loans outstanding, the level of classified and non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during the given period, and current and anticipated economic conditions.

Our allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, we monitor overall portfolio quality through observable trends in delinquency, charge offs, and general and economic conditions in the market area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators which may require that we increase the allowance for loan losses. Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2010 to meet presently known and inherent risks in the loan portfolio.

During the three months ended September 30, 2010, the provision for loan losses was $3.9 million as compared to $1.4 million for the same period in the previous year, primarily due to the increase in non-performing loans and loan write-downs, offset by a decrease in net loans. Non-performing loans increased $5.5 million from $18.4 million at September 30, 2009 to $23.3 million at September 30, 2010. The increase in non-performing loans over the previous year related primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner. Specific reserves for non-performing loans at September 30, 2010 were $636,000 compared to $5.5 million for nonperforming loans at September 30, 2009. All specific reserves for commercial real estate loans, which totaled $6.5 million, that were deemed collateral dependent were charged off against the loans as of December 31, 2009. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believes to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects further deterioration of economic conditions in the Corporation’s market areas is likely in the short-term, especially with respect to real estate related activities and real property values. Consequently, management expects that further additions in provisions for loan losses could be needed in the future.

Non-Interest Income

Total non-interest income increased $287,000, or 69.5%, to $700,000 for the three months ended September 30, 2010 from $413,000 for the same period in the previous year. The increase was due primarily to lower other-than-temporary impairment charges and higher gains on the sale of investments. Gains on sale of investments were $619,000 from security sales of $33.0 million for the three months ended September 30, 2010 compared to $381,000 from security sales of $19.9 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. The Corporation continues to better position the investment portfolio for the potential of rising interest rates. An other-than-temporary impairment charge of $660,000 from write-downs on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities was recorded for the three months ended September 30, 2010 compared to $739,000 for the same period in 2009. Net fees from financial services decreased $30,000, or 3.9%, to $741,000 for the three months ended September 30, 2010 from $771,000 for the same period in the previous year. The decrease was due to lower return check charges as a result of new government regulations on checking accounts.

Non-Interest Expense

For the three months ended September 30, 2010, total non-interest expense increased $288,000, or 11.6%, to $2.8 million from $2.5 million for the same period in 2009. The increase was due primarily to higher loan operation expenses as a result of an increase in foreclosure costs related to other real estate owned. Compensation and employee benefits decreased $33,000, or 3.0%, due primarily to reductions in mortgage commission compensation expense due to lower loan volumes and reductions in employee compensation costs due to prior year staffing reductions. Occupancy and equipment expense decreased $99,000, or 13.6%, to $630,000 for the three months ended September 30, 2010 from $729,000 for the same period in 2009 due primarily to lower depreciation expenses as a result of reductions in capital expenses for the current year and reductions in equipment maintenance expense. Deposit insurance premiums expense increased $21,000 to $148,000 for the three months ended September 30, 2010 from $127,000 for the same period in 2009, due to an industry-wide increase in assessments. Professional services expense increased $32,000, or 33.7%, to $127,000 for the three months ended September 30, 2010 from $95,000 for the same period in 2009 due primarily to higher legal and audit expense. Loan operations expense increased $437,000, to $475,000 for the three months ended September 30, 2010 from $38,000 for the same period in 2009 due primarily to higher foreclosure expenses and write-downs required to adjust other real estate owned to fair market value. All goodwill and related deposit premium intangibles were charged off in 2009 thereby eliminating amortization expenses.

Income taxes

Our benefit for income taxes was $548,000 for the three months ended September 30, 2010 as compared to a benefit of $402,000 for the same period in 2009.

Results of operations for the nine months ended September 30, 2010 and 2009

General

The Corporation recorded a net loss to common shareholders of $3.9 million for the nine months ended September 30, 2010 as compared to a net loss of $3.2 million for the same period in 2009. Operating results for the current period were impacted by a compression of the net interest margin from 2.16% for the nine months ended September 30, 2009 to 2.11% for the nine months ended September 30, 2010 caused by declining market interest rates and higher provisions for loan losses due to an increase in non-performing loans and loan write-downs, offset by an increase in non-interest income due to higher gains from investment security sales and a decrease in other-than-temporary impairment on securities.

Average Yields and Rates
(dollars in thousands)

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-earning assets:
Loans (1)	$236,235	$8,836	4.99%	$277,990	$10,881	5.22%
Mortgage-backed securities	32,243	992	4.10%	78,340	2,929	4.98%
Investment securities	112,112	2,864	3.41%	53,065	1,955	4.91%
Other interest-earning assets	22,911	82	0.48%	17,353	69	0.53%
Total interest-earning assets	403,501	12,774	4.22%	426,748	15,834	4.95%
Non-interest-earning assets	37,926			32,237
Total assets	$441,427			$458,985
Interest-bearing liabilities:
Deposits	$306,687	4,012	1.74%	311,337	6,214	2.66%
Floating rate junior subordinated deferrable interest debentures	12,372	359	3.87%	12,372	410	4.42%
FHLB advances and other borrowings	74,606	2,012	3.60%	84,355	2,304	3.64%
Total interest-bearing liabilities	393,665	6,383	2.16%	408,064	8,928	2.92%
Non-interest-bearing sources:
Non-interest-bearing deposits	18,637			18,690
Non-interest-bearing liabilities	3,139			4,712
Total liabilities	415,441			431,466
Shareholders’ equity	25,986			27,519
Total liabilities and shareholders’ equity	$441,427			$458,985
Net interest income		$6,391			$6,906
Interest rate spread			2.06%			2.03%
Impact of non-interest-bearing deposits			0.05			0.13
Net interest margin			2.11%			2.16%

(1) Average balances of loans include non-accrual loans.
(2) Annualized

Interest Income

Interest income decreased $3.1 million, or 19.3%, to $12.8 million for the nine months ended September 30, 2010 as compared to the same period in 2009. Interest income on loans decreased by 18.8%, or $2.0 million, to $8.8 million for the nine months ended September 30, 2010 from $10.9 million for the nine months ended September 30, 2009, due to declining market interest rates and lower average balance of loans as a result of a decrease in demand. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $1.0 million, or 20.5%, for the nine months ended September 30, 2010 to $3.9 million from $4.9 million during the same period in 2009 due to lower investment yields due to declining market interest rates, offset by higher average balances.

Interest Expense

Interest expense decreased $2.5 million, or 28.5%, to $6.4 million for the nine months ended September 30, 2010 as compared to $8.9 million for the nine months ended September 30, 2009. Interest expense on deposit accounts decreased $2.2 million, or 35.4%, to $4.0 million for the nine months ended September 30, 2010 from $6.2 million during the same period in 2009 due primarily to lower market interest rates, a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts and  lower average balances. The Corporation continues to target lower cost demand deposit accounts versus higher cost certificates of deposits in order to reduce overall funding costs. Interest expense on borrowings decreased $292,000, or 12.7%, for the nine months ended September 30, 2010 as compared to the same period in the previous year due to lower market interest rates and lower average balances. Interest expense on floating rate junior subordinated deferrable interest debentures decreased $51,000, or 12.4%, to $359,000 for the nine months ended September 30, 2010 from $410,000 during the same period in 2009 due to lower market rates.

Provision for Loan Losses

During the nine months ended September 30, 2010, the provision for loan losses was $6.0 million as compared to $5.1 million for the same period in the previous year due to increases in partial loan write-downs on non-performing loans, offset by lower average loan balances. During the nine months ended September 30, 2010, bad debt charge-offs, net of recoveries, were $5.8 million as compared to $2.8 million for the same period in the previous year. In addition, specific reserves on non-performing loans were $636,000 for the nine months ended September 30, 2010 compared to $5.5 million for the same period in the previous year. All specific reserves for commercial real estate loans that were deemed collateral dependent were charged off against the loans as of December 31, 2009.The Corporation’s loan loss allowance at September 30, 2010 was approximately 2.7% of the Corporation’s outstanding loan portfolio compared to 3.3% of the Corporation’s outstanding loan portfolio at September 30, 2009.

The changes in the allowance for loan losses consisted of the following for the nine months ended September 30, 2010.

	September 30, 2010	September 30, 2009

Balance at beginning of period	$5,579	$6,778
Provision for loan losses	6,030	5,050
Charge-offs, net	(5,775)	(2,765)
Balance at end of period	$5,834	$9,063

Non-Interest Income

Total non-interest income increased $1.7 million, or 146.4%, to $2.9 million for the nine months ended September 30, 2010 from $1.2 million for the same period in the previous year. The increase was due primarily to higher gain on sale of investment securities and a reduction in other than temporary impairment write-downs on securities. Gains on sales of investments were $1.8 million from security sales of $86.6 million for the nine months ended September 30, 2010 compared to $760,000 from security sales of $35.0 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. Other than temporary impairment write-downs on securities were $1.1 million for the nine months ended September 30, 2010 compared to $1.8 million for the same period in 2009 from write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Fees from financial services decreased $47,000, or 2.2%, to $2.1 million for the nine months ended September 30, 2010 from $2.2 million for the same period in the previous year. The decrease was due to lower loan fees from a reduction in loan volumes along with lower checking account fees and financing receivables programs as a result of lower product volumes.

Non-Interest Expense

For the nine months ended September 30, 2010, total non-interest expense decreased $49,000, or 0.6%, for the same period in 2009. Compensation and employee benefits decreased $185,000, or 5.4%, to $3.2 million for the nine months ended September 30, 2010 from $3.4 million for the same period in 2009 due primarily to reductions in employee compensation costs due to prior year staffing reductions and reductions in employee pension benefits costs. Occupancy and equipment expense decreased $120,000, or 6.1%, to $1.8 million for the nine months ended September 30, 2010 from $1.9 million for the same period in 2009 due primarily to lower depreciation expenses as a result of reductions in capital expenses for the current year. Deposit insurance premiums expense decreased $19,000, to $438,000 for the nine months ended September 30, 2010 from $457,000 for the same period in 2009, due to the prior year industry-wide FDIC special assessment, offset by higher industry-wide FDIC premium assessments. Professional services expense increased $53,000, or 19.5%, to $325,000 for the nine months ended September 30, 2010 from $272,000 for the same period in 2009 due primarily to higher legal and audit expense. Advertising/public relations expense decreased $30,000, or 46.2%, to $35,000 for the nine months ended September 30, 2010 from $65,000 for the same period in 2009 due primarily to lower deposit product and promotion expenses. Loan operations expense increased $517,000, or 239.4%, to $733,000 for the nine months ended September 30, 2010 from $216,000 for the same period in 2009, due primarily to higher costs associated with loan foreclosures and write-downs required to adjust other real estate owned to fair market value. All goodwill and related deposit premium intangibles were charged off in 2009 thereby eliminating amortization expenses. Telephone expense decreased $16,000, or 10.9%, to $131,000 for the nine months ended September 30, 2010 from $147,000 for the same period in 2009, due primarily to efficiency improvements in existing systems.

Income taxes

Our benefit for income taxes was $793,000 for the nine months ended September 30, 2010 as compared to a benefit of $1.7 million for the same period in 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable as the registrant is a smaller reporting company.

Item 4.  Controls and Procedures

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

Item  1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item  2.   Unregistered Sales of Equity Securities and Use of Proceeds

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. The Corporation did not repurchase any shares during the three months ended September 30, 2010 and 36,034 shares remain under the previously authorized plans. As part of the Corporation’s participation in the Troubled Asset Relief Capital Purchase Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued to the Treasury Department has been redeemed in full or transferred to non-affiliates, the Corporation cannot repurchase any shares of its common stock without the prior approval of the Treasury Department.

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

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: November 10, 2010	By:	/s/ Dwight V. Neese
Dwight V. Neese, President and
Chief Executive Officer

Date: November 10, 2010	By:	/s/ Richard H. Flake
Richard H. Flake,
Executive Vice President
and Chief Financial Officer