Form 10-K
period 2010-12-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2011-03-29
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the voting stock was last sold on June 30, 2010, which is the last day of the registrant’s second fiscal quarter, was approximately $3,412,262 (1,572,471 shares at $2.17 per share).  Solely for this calculation it is assumed that directors and executive officers are affiliates of the registrant.

As of  March 25, 2011, there were 1,790,599 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders (Part III).

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

On December 21, 2010, the Bank entered into a stipulation and consent to the issuance of a consent order with the Office of the Comptroller of the Currency.  The Order is a formal enforcement action pursuant to which the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank. These affirmative actions include management assessment, implementation of plans to address capital, our interest in problem assets, asset concentration, allowance for loan losses, loan portfolio management, strategic planning and liquidity and funds management. In addition, the Bank is required to maintain specified capital levels, notify the Comptroller of director and management changes and obtain prior approval of dividend payments.

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

Competition

The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial and consumer loans.  Its most direct competition for savings deposits historically has been derived from other commercial banks and thrift institutions located in and around Union, Laurens, Fairfield, Greenville and York Counties, South Carolina.  As of June 30, 2010, according to information presented on the Federal Deposit Insurance Corporation’s website, the Bank held 41.5% of the deposits in Union County, which was the second largest share of deposits out of five financial institutions in the county.  Additionally, the Bank held 29.9% of the deposits in Fairfield County, which was the second largest out of three financial institutions in the county, 6.6% of the deposits in Laurens County, which was the sixth largest share of deposits out of nine financial institutions in the county and 3.6% of the deposits in York County, which was the ninth largest out of 17 financial institutions in that county. The Corporation held 0.2% of the deposits in Greenville County, which was 30th out of 34 financial institutions in the county.  The Bank competes with super-regional banks, such as BB&T, SunTrust and Carolina First Bank (which is part of TD Bank), and large regional banks, such as First-Citizens Bank and Trust Company of South Carolina.  These competitors have substantially greater resources and lending limits than does the Bank and offer services that the Bank does not provide.  The Bank faces additional significant competition for investor funds from money market instruments and mutual funds.  It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

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

Lending Activities

General.   Set forth below is selected data relating to the composition of the Bank’s loan portfolio on the dates indicated (dollars in thousands).

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$14,166	7.12%	$16,877	6.74%	$20,235	7.26%	$24,989	9.74%	$29,482	12.71%
Commercial	99,612	50.08	110,901	44.28	110,589	39.68	76,864	29.97	62,450	26.93
Construction loans	665	0.34	2,923	1.17	5,867	2.11	4,764	1.86	5,787	2.50
Total real estate loans	114,443	57.54	130,701	52.19	136,691	49.05	106,617	41.57	97,719	42.14
Consumer and installment loans	45,269	22.76	52,287	20.88	57,002	20.45	51,846	20.21	46,136	19.90
Commercial loans	46,809	23.53	73,525	29.36	94,012	33.74	104,261	40.65	93,562	40.35
Total loans	206,521	103.83	256,513	102.43	287,705	103.24	262,724	102.43	237,417	102.39
Less:
Undisbursed loans in process	(143)	(0.07)	(320)	(0.13)	(1,926)	(0.69)	(2,379)	(0.93)	(2,238)	(0.97)
Loan discount unamortized	(269)	(0.13)	(309)	(0.12)	(383)	(0.14)	(476)	(0.18)	(607)	(0.26)
Allowance for loan losses	(7,379)	(3.71)	(5,579)	(2.23)	(6,778)	(2.43)	(3,344)	(1.30)	(2,754)	(1.19)
Deferred loan fees	166	0.08	115	0.05	47	0.02	(38)	(0.02)	68	0.03
Net loans receivable	$198,896	100.00%	$250,420	100.00%	$278,665	100.00%	$256,487	100.00%	$231,886	100.00%

The following table sets forth, at December 31, 2010, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands).  Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.
	Due Within One Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Real estate loans:
Residential loans	$46	$1,040	$13,080	$14,166
Commercial loans	27,779	50,977	20,856	99,612
Construction loans (1)	665	—	—	665
Consumer and installment loans	6,495	17,587	21,187	45,269
Commercial loans	20,792	14,925	11,092	46,809
Total	$55,777	$84,529	$66,215	$206,521

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

The following table sets forth, at December 31, 2010, the dollar amount of loans due after December 31, 2011 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

	Fixed	Adjustable	Total

Real estate loans:
Residential loans	$9,080	$5,040	$14,120
Commercial loans	49,192	22,641	71,833
Consumer and installment loans	17,719	21,055	38,774
Commercial loans	14,277	11,740	26,017
Total	$90,268	$60,476	$150,744

Real Estate Loans. The Bank originates residential mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. At December 31, 2010, $14.2 million, or 7.1% of the Corporation’s net loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal, excluding construction loans).

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

The Bank offers a full complement of mortgage lending products with both fixed and adjustable rates.  Due to the nature of the Bank’s marketplace, only a small percentage of residential loans are adjustable-rate mortgage loans (“ARMs”). The Bank offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan.  At December 31, 2010, the Bank had approximately $5.1 million of ARMs, or 2.5% of the Bank’s total loans receivable. At December 31, 2010, $9.1 million, or 4.6%, of the Bank’s loan portfolio consisted of long-term, fixed-rate residential real estate loans.

Net interest income depends to a large extent on how successful the Bank is in “matching” interest-earning assets and interest-bearing liabilities.  The Corporation has taken steps to reduce its exposure to rising interest rates.  For a discussion of these steps, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commercial real estate loans constituted approximately $99.6 million, or 50.1%, of the Bank’s net loan portfolio at December 31, 2010. Commercial real estate loans consist of permanent loans secured by multi-family loans, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties.  Commercial real estate loans are originated and purchased for inclusion in the Bank’s portfolio. These loans generally have 20 to 30-year amortization schedules and are callable or have balloon payments after five years. Typically, the loan documents provide for adjustment of the interest rate every one to three years.  Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

Loans secured by multi-family and commercial real estate properties may involve greater risk than single-family residential loans.  Such loans generally are substantially larger than single-family residential loans.  Further, the payment experience on loans secured by commercial properties typically depends on the successful operation of the properties, and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Our largest commercial real estate loan relationship was a $4.4 million loan secured by commercial real estate including land and buildings located in Rock Hill, South Carolina. This loan was performing according to its original terms at December 31, 2010.

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

At December 31, 2010, the Bank had approximately $665,000 outstanding in construction loans, including approximately $143,000 in undisbursed proceeds. Substantially all of these loans were secured by one- to four-family residences.

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

Commercial Loans. Commercial business loans are made primarily in our market area to small businesses through our branch network. Each county location of the branch network has an experienced commercial lender that is responsible for the generation of this product. In selective cases, we will enter into a loan participation within our market area to purchase a portion of a commercial loan that meets the Bank’s underwriting criteria. We offer secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal.  When making commercial loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.  A commercial loan generally is secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and generally are supported by personal guarantees.  Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.  Our largest commercial loan relationship was a $1.8 million loan secured by retail assets located in Rock Hill, South Carolina. This loan was performing according to its original terms at December 31, 2010.

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

Loan Originations, Purchases and Sales.  During 2001, we phased out broker loan purchases and originations and reduced our mortgage lending operations to provide an increased capital allocation for consumer and commercial lending. Consequently, the Bank did not securitize any loans in either the 2010, 2009, or 2008 fiscal years. The Bank does not have any current plans to sell a large volume of loans, other than fixed-rate mortgage loans it originates through its retail branch network. The Bank purchases participation interests in loans originated by other institutions. The Bank did not purchase any participation interests in 2010. These participation interests are primarily on commercial properties and carry either a fixed or adjustable interest rate. The Bank performs its own underwriting analysis on each of its participation interests before purchasing such loans and therefore believes there is no greater risk of default on these obligations. However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates, including any annual financial statements provided by a borrower. Additionally, the Bank receives periodic updates on the loan from the lead lender.

The following table sets forth the Bank’s loan origination activity for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009	2008

Loans originated:
Real estate loans:
Residential loans	$150	$2,324	$3,504
Construction loans	—	–	1,556
Commercial loans	1,195	11,515	33,725
Total mortgage loans originated	1,345	13,839	38,785
Consumer and installment loans	2,692	5,419	20,769
Commercial loans	3,766	11,484	30,055
Total loans originated	$7,803	$30,742	$89,609

Loan participations purchased	$–	$3,400	$13,550
Loan participations sold	$–	$–	$1,000

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

The Bank adjusts balances on real estate acquired in settlement of loans to the lower of cost or market based on appraised value when the property is received in settlement. These values reflect current market conditions and sales experience.  See Notes 1 and 15 of Notes to Consolidated Financial Statements.

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated (dollars in thousands).

	At December 31,
	2010	2009	2008	2007	2006

Non-accrual loans:
Real estate	$1,534	$649	$389	$356	$459
Commercial	15,353	19,045	13,345	2,445	631
Consumer	1,939	1,175	2,267	171	205
Total	18,826	20,869	16,001	2,972	1,295

Accruing loans which are contractually past due 90 days or more	–	–	–	–	–
Troubled debt restructurings	5,667	3,320	316	102	113
Real estate owned, net	10,618	5,917	667	856	148
Total non-performing assets	$35,111	$30,106	$16,984	$3,930	$1,556

Percentage of non-performing loans to loans receivable, net	9.46%	8.33%	5.74%	1.16%	0.56%
As a percent of total assets	8.59%	6.59%	3.91%	0.96%	0.40%
Allowance for loan losses as a percent of problem assets	30.13%	23.06%	41.54%	108.78%	195.60%

Non-performing assets increased $5.0 million from $30.1 million at December 31, 2009 to $35.1 million at December 31, 2010. This increase relates primarily to the foreclosure of commercial real estate properties including commercial real estate construction projects  that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner. These loans are primarily supported by commercial real estate and are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made.

In addition to non-accrual loans of $18.8 million at December 31, 2010, management has identified approximately $12.5 million in potential problem loans that could move to non-accrual status in future periods. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as non-accrual in future periods. Management is actively working a plan of action to mitigate any loss exposure and will continue to monitor their respective cash flow positions.

According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Troubled debt restructurings increased $2.3 million from $3.3 million at December 31, 2009 to $5.7 million at December 31, 2010. The majority of this increase relates primarily to commercial real estate relationships that have been affected by the downturn in the commercial real estate market.

Real estate acquired through foreclosure increased $4.7 million to $10.6 million at December 31, 2010 from $5.9 million at December 31, 2009, as a result of foreclosure on commercial real estate properties. Approximately 63.0%, or $3.0 million, of the increase was due to the foreclosure of one commercial real estate project where the loan was made for retail development. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a value that provides for recovery of as much of the unpaid balance as possible in a reasonable period of time. The carrying value of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Interest income that would have been recorded for the year ended December 31, 2010 had non-accruing loans been current in accordance with their original terms amounted to approximately $1.3 million. There was no interest included in interest income on such loans for the year ended December 31, 2010. Other than disclosed in the table and narrative above, there are no other loans at December 31, 2010 that management has serious doubts about the ability of borrowers to comply with present loan payment terms.

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

The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. The relationship of the unallocated component to the total allowance may fluctuate from period to period. As of December 31, 2010, management has allocated the allowance to specific loan categories and, as a result, there was not an unallocated component of the allowance.

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

While we believe that we have established the existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request the Bank to increase significantly the allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may affect adversely the Corporation’s financial condition and results of operations. See Notes 1 and 4 of Notes to Consolidated Financial Statements for information concerning the provision and allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2010	2009	2008	2007	2006

Balance at beginning of year	$5,579	$6,778	$3,344	$2,754	$2,394
Loans charged off:
Real estate	(695)	(123)	(28)	–	(25)
Commercial	(7,020)	(8,460)	(783)	(668)	(141)
Consumer	(990)	(1,533)	(65)	(45)	(74)
Total charge-offs	(8,705)	(10,116)	(876)	(713)	(240)
Recoveries:
Real estate	69	16	23	13	44
Commercial	1,320	203	45	218	66
Consumer	26	3	32	6	20
Total recoveries	1,415	222	100	237	130
Net charge-offs	(7,290)	(9,894)	(776)	(476)	(110)
Provision for loan losses (1)	9,090	8,695	4,210	1,066	470
Balance at end of year	$7,379	$5,579	$6,778	$3,344	$2,754

Balance as a percent of loans	3.58%	2.18%	2.36%	1.28%	1.17%
Ratio of net charge-offs to average gross loans outstanding during the period	3.13%	3.64%	0.28%	0.20%	0.05%

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

National credit conditions have resulted in historically high credit cost levels in recent years. The markets in which we operate are not immune from these difficult economic conditions which have impacted our delinquencies, non-accrual loans, and charge-offs. The increasing trends in non-performing assets we have experienced over the past three fiscal years and elevated level of charge-offs in the past two fiscal years has warranted the increase in the provision for loan losses to $9.1 million for 2010 compared to $8.7 million for the year ended December 31, 2009.

The Corporation experienced bad debt charge-offs, net of recoveries, of approximately $7.3 million for fiscal 2010 compared to $9.9 million for fiscal 2009. The decrease in bad debt charge-offs from the previous year relates primarily to lower write-downs required in the disposition of commercial real estate and consumer loans.

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

	At December 31,
	2010		2009		2008		2007		2006
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Real estate	$4,088	55.40%	$2,842	50.95%	$3,068	47.51%	$1,297	40.58%	$993	41.16%
Commercial	1,617	21.91	1,599	28.66	2,110	32.68	1,268	39.68	956	39.41
Consumer	1,674	22.69	1,138	20.39	1,280	19.81	630	19.74	471	19.43
Unallocated	—	N/A	—	N/A	320	N/A	149	N/A	334	N/A
Total allowance for loan losses	$7,379	100.00%	$5,579	100.00%	$6,778	100.00%	$3,344	100.00%	$2,754	100.00%

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

When an institution classifies problem assets as either special mention or substandard, it is required to establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets or a portion of assets as impaired, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset or a portion thereof so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Comptroller of the Currency who can order the establishment of additional general or specific loss allowances. The Corporation considers all non-accrual loans to be non performing. Therefore, at December 31, 2010, loans classified as non performing totaled $18.8 million.

Investment Activities

The following table sets forth the Corporation’s investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

	At December 31,
	2010		2009		2008
Available for sale:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Investment securities:
U.S. Agency obligations	$2	0.01%	$4	0.01%	$6	0.01%
Government Sponsored Enterprises	54,772	36.89	78,471	53.08	28,230	28.11
Municipal securities	—	—	6,042	4.09	6,358	6.33
Trust Preferred securities	4,548	3.06	5,912	4.00	8,392	8.36
Total investment securities	59,322	39.96	90,429	61.18	42,986	42.81
Mortgage-backed and related securities	89,147	60.04	57,387	38.82	57,432	57.19
Total	$148,469	100.00%	$147,816	100.00%	$100,418	100.00%

	At December 31,
	2010		2009		2008
Held to maturity:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Municipal securities	$—	—%	$3,934	100.00%	$2,430	100.00%

The Corporation increased its level of investment securities over the previous year with funds from signficant deposit growth above what was needed to fund loan growth.

The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to thirty years. The Corporation increased its level of mortgage-backed securities in order to improve risk-based capital and increase liquidity and decreased its level of government sponsored enterprises securities.

The Corporation in previous years purchased mortgage derivative securities in the form of collateralized mortgage obligations (“CMOs”) issued by financial corporations.   The amortized cost of the CMOs at December 31, 2010 was approximately $448,000 with a fair value of $415,000.

The Corporation has in the past purchased trust preferred corporate securities, both fixed-rate and adjustable-rate, with maturities up to thirty years. Trust preferred securities are issued by financial institutions through a pooled trust preferred and single issue capital offerings. Because of the current trading dislocations in the debt markets, the traditional methods of market quotes have become unreliable for the valuation of the pooled trust preferred offerings. Accounting standards permit the use of reasonable management judgment regarding the probability of collecting all projected cash flows generated by the financial instrument. An other than temporary investment charge of $1.2 million was recorded for 2010 that was related to these pooled trust preferred securities. The other than temporary impairment charge was due to write-downs recorded on pooled trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. The total amortized cost of the trust preferred securities at December 31, 2010 was approximately $7.3 million with a fair value of $4.5 million. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

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

The following table sets forth at amortized cost (held to maturity) and market value (available for sale) the maturities and weighted average yields* of the Corporation’s investment and mortgage-backed securities portfolio at December 31, 2010 (dollars in thousands):

	Amount Due or Repricing within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for Sale:
Investment securities:
U.S. Agency obligations	$2	8.07%	$—	—%	$—	—%	$—	—%	$2	8.07%
Government sponsored enterprises (1)	—	—	12,787	2.35	30,917	2.98	11,068	3.33	54,772	2.90
Municipal securities	—	—	—	—	—	—	—	—	—	—
Trust Preferred securities	3,233	6.01	—	—	—	—	1,315	7.00	4,548	6.30
Total investment securities	3,235	6.01	12,787	2.35	30,917	2.98	12,383	3.72	59,322	3.16
Mortgage-backed and related securities	1,049	2.43	7,959	1.99	4,133	2.68	76,006	2.68	89,147	3.14
Total available for sale	$4,284	5.13	$20,746	2.21	$35,050	2.94	$88,389	3.36	$148,469	3.15

Held to Maturity:

Municipal securities	$—	—%

(1)The following GSE issuers exceed 10% of shareholders’ equity at 12/31/10.

Issuer	Book Value	Market Value
Fannie Mae (FNMA)	$25,396	$25,229
Federal Farm Credit Bureau (FFCB)	20,987	20,374
Federal Home Loan Bank (FHLB)	9,498	9,169
	$55,881	$54,772

*The weighted average yield is based upon the cost value and the total income received of the instrument.  The weighted average yield on tax-exempt securities is not presented on a tax-equivalent basis.

At December 31, 2010, approximately $12.7 million of mortgage-backed securities were adjustable-rate securities.

Deposits and Borrowings

General deposits are the major source of our funds for lending and other investment purposes.  In addition to deposits, we derive funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be influenced significantly by general market interest rates and money market conditions. During 2010, the Bank experienced a net decrease in deposits of approximately $19.6 million due to a decrease in money market and certificates of deposits, offset by an increase in savings accounts. The decrease was primarily to reductions in municipal deposits.

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

The following table sets forth the time deposits of the Bank classified by rates as of the dates indicated (in thousands):

	At or For the Year Ended December 31,
	2010	2009	2008

Up to 2.0%	$102,081	$79,098	$13,254
2.01% to 4.0%	41,687	76,850	107,641
4.01% to 6.0%	3,375	14,875	66,143
6.01% to 8.0%	—	28	28

Total time deposits	$147,143	$170,851	$187,066

The following table sets forth the maturities of time deposits at December 31, 2010 (in thousands):

Amount

Within three months	$26,712
After three months but within six months	41,632
After six months but within one year	43,133
After one year but within three years	35,489
After three years but within five years	177
Total	$147,143

Certificates of deposit with maturities of less than one year decreased to $111.5 million at December 31, 2010 from $119.7 million at December 31, 2009.  Historically, we have been able to retain a significant amount of deposits as they mature.  In addition, we believe that we can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2010 (in thousands).  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Amount

Three months or less	$11,203
Over three through six months	17,462
Over six months through twelve months	18,092
Over twelve months	14,969
Total jumbo certificates	$61,726

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

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

	At December 31,
	2010	2009	2008

Balance outstanding at end of period:
FHLB advances	$59,500	$64,500	$69,500
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase	10,028	18,520	19,005

Weighted average rate paid on:
FHLB advances	4.14%	4.23%	4.16%
Floating rate junior subordinated deferrable interest debentures	3.71%	3.77%	5.07%
Securities sold under agreement to repurchase	0.10%	1.52%	1.70%

	For the Year Ended December 31,
	2010	2009	2008

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$64,500	$69,500	$77,500
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase
	19,008	20,411	23,389
Approximate average borrowings outstanding:
FHLB advances	$60,705	$65,862	$70,107
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase
	12,932	18,134	21,588
Approximate weighted average rate paid on:
FHLB advances	4.22%	4.23%	4.23%
Floating rate junior subordinated deferrable interest debentures	3.87%	4.28%	5.83%
Securities sold under agreement to repurchase	0.67%	1.56%	2.53%

At December 31, 2010, the Corporation had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4.0 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.  At December 31, 2010, the Bank had unused secured lines of credit for longer term advances totaling $28 million.

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

Employees

The Corporation has 69 full-time employees and 8 part-time employees.  None of the employees are represented by a collective bargaining unit.  We believe that relations with our employees are excellent.

REGULATION AND SUPERVISION

General

Provident Community Bancshares, which is a bank holding company, is required to file certain reports with the Federal Reserve Board (“FRB”) and otherwise comply with the Bank Holding Company Act of 1956, as amended (“BHCA”) and the rules and regulations promulgated thereunder.  The FRB has supervisory and extensive enforcement authority over bank holding companies.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) transferred responsibility for the implementation of financial consumer protection laws to a new independent agency in the FRB.  The new agency, the Consumer Financial Protection Bureau, will issue rules and regulations governing consumer financial protection.  However, depository institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection laws by their prudential regulators, which will also have enforcement authority.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank.  See “Capital Requirements.”  Further, the Dodd-Frank Act requires the FRB to issue consolidated capital requirements for bank holding companies that are at least as stringent as those applicable to the bank subsidiaries.  However, the FRB’s consolidated capital requirements, generally, do not apply to bank holding companies with consolidated assets of less than $500 million, and the Dodd-Frank Act incorporates that exception.

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

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition.  The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  The Dodd-Frank Act codified the FRB’s source of strength and requires that regulations be issued on the subject.  Furthermore, the FRB has authority to prohibit a bank holding company from paying a capital distribution where a subsidiary bank is undercapitalized. These regulatory policies could affect the ability of Provident Community Bancshares to pay dividends or otherwise engage in capital distributions.

The FRB has general authority to enforce the BHCA as to Provident Community Bancshares and may require a bank holding company to cease any activity or terminate control of any subsidiary engaged in an activity that the FRB believes constitutes a serious risk to the safety, soundness or stability of its bank subsidiaries.

Provident Community Bancshares and its subsidiaries are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System.  In view of changing conditions in the national economy and money markets, it is impossible for the management of Provident Community Bancshares accurately to predict future changes in monetary policy or the effect of such changes on the business or financial condition of Provident Community Bancshares or the Bank.

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

At December 31, 2010, the Bank met each of the capital requirements required by regulations, but were not in compliance with the capital requirements imposed by the OCC in its Consent order.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned and certain potential adjustments established by FDIC regulations.  Effective April 1, 2009, assessment rates range from seven to 77.5 basis points of assessable deposits.  The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  The Dodd-Frank Act requires the FDIC to revise its assessment system to base it on total assets less tangible equity instead of deposits.  The FDIC has issued a proposed rule which, if adopted in final, would implement that change as of the second quarter of 2011.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to stress on the Deposit Insurance Fund caused by bank failures, the FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  In lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Because of the recent difficult economic conditions, deposit insurance per account owner had been temporarily raised to $250,000 for all types of accounts.  That level was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010.  The Dodd-Frank Act extended the unlimited coverage of certain noninterest-bearing transaction accounts until December 31, 2012 without providing an opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.04 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments.  In addition, the Dodd-Frank Act requires that the FDIC amend its assessment system to base it on total assets less tangible equity rather than deposits.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower.  National banks are subject to limits on the amount that they may lend to single borrowers.  Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital).  An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  At December 31, 2010, the Bank’s limit on loans to one borrower was $4.6 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $4.4 million.

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

Branching.  National banks are authorized to establish branches within the state in which they are headquartered to the extent state law allows branching by state banks.  Federal law also provides for interstate branching for national banks.  Interstate branching by merger was authorized as of June 1, 1997 unless the state in which the bank is to branch has enacted a law opting out of interstate branching or expedites the effective date by passing legislation.  De novo interstate branching is permitted to the extent the state into which the bank is to branch has enacted a law authorizing banks chartered by that state to establish de novo branches.

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

USA Patriot Act.  The USA Patriot Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money.  The Patriot Act mandated that financial institutions implement additional policies and procedures with respect to, or additional measures designed to address matters such as:  money laundering, suspicious activities and currency transaction reporting.

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2010, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $55.2 million or less (subject to adjustment by the FRB) the reserve requirement was 3%; and for accounts aggregating greater than $55.2 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) was applied against that portion of total transaction accounts in excess of $44.4 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements.  These amounts are adjusted annually and, for 2011, require a 3% ratio for up to $50.8 million and an exemption of $10.7 million.  The Bank complies with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2010 of $3.5 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs.  These requirements, or general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.   The Federal Home Loan Bank of Atlanta’s dividends have been significantly reduced in 2009 and 2010 from prior years.

Regulatory Restructuring Legislation

The Dodd-Frank Act contains a wide variety of provisions affecting the regulation of depository institutions.  Those include the creation of the previously referenced Consumer Financial Protection Bureau, the elimination of the Office of Thrift Supervision, and the transfer of the regulation of federal savings associations and savings and loan holding companies to, respectively, the OCC and the FRB.  Other provisions include new restrictions related to mortgage originations, risk retention requirements as to securitized loans, authorization of the payment of interest on business checking accounts, a reduction in the federal preemption of state laws afforded to federally chartered institutions such as national banks, and FRB regulation of debit card interchange fees.  Many of the statutory requirements require the issuance of implementing regulations.  The full impact of the Dodd-Frank Act on the business of the Bank and Provident Community Bancshares may not be known for many years.  The Dodd-Frank Act may well have a material impact on operations, including increased compliance and interest expense.

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

Our provision for loan losses increased during the past fiscal year and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, each of which could adversely affect our results of operations.

For the year ended December 31, 2010, we recorded a provision for loan losses of $9.1 million.  We also recorded net loan charge-offs of $7.3 million.  We are experiencing increasing loan delinquencies and credit losses.  The deterioration in the general economy and our market area has become a significant contributing factor to the increased levels of loan delinquencies and non-performing assets.  General economic conditions, decreased home prices, slower sales and excess inventory in the housing market have caused the increase in delinquencies.

At December 31, 2010, our non-performing loans totaled $18.8 million, representing 9.1% of total loans.  Total loans that we have classified as impaired, substandard or special mention including our non-performing loans totaled $44.7 million, representing 21.7% of total loans. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2010, our allowance for loan losses as a percentage of total loans was 3.6%.  Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our compliance with the provisions of a Consent Order recently entered into with the Office of the Comptroller of the Currency may adversely affect our financial condition and results of operations.

We entered into a stipulation and consent to the issuance of a consent order with the Office of the Comptroller of the Currency.  The Order is a formal enforcement action pursuant to which the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank. These affirmative actions include management assessment, implementation of plans to address capital, our interest in problem assets, asset concentration, allowance for loan losses, loan portfolio management, strategic planning and liquidity and funds management. In addition, the Bank is required to maintain specified capital levels, notify the Comptroller of director and management changes and obtain prior approval of dividend payments.  The Order specifies certain timeframes for meeting these requirements, and we must furnish periodic progress reports to the Comptroller regarding its compliance.  While we intend to take such actions as may be necessary to enable the Bank to comply with the requirements of the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or to do so within the timeframes required, that compliance with the Order will not be more time consuming or more expensive than anticipated, or that compliance with the Order will enable us to resume profitable operations, or that efforts to comply with the Order will not have adverse effects on our financial condition and operations.  Failure to comply with the Order could result in further regulatory enforcement actions and further restrictions on our operations.

The recent economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular.  The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence.  Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions, including the Bank.  A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could further impair the ability of our borrowers to repay their loans in accordance with their terms.  Nearly all of our loans are secured by real estate or made to businesses in northwestern South Carolina.  As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings.  Continuation of the economic downturn could also result in reduced demand for credit or fee-based products and services, which would hurt our revenues.

We may have experienced losses in each of the last three years and may not return to profitability.

We have experienced losses for each of the past three fiscal years.  These losses primarily resulted from our high level of non-performing assets and the resultant increased provision for loan losses.  We may continue to suffer further losses as a result of these factors.  As a result of these factors and other conditions, such as weakness in our local economy, we may not be able to be able to return to profitability or do so in the near future.

Further economic downturns may adversely affect our investment securities portfolio and profitability.

At December 31, 2010, the cost basis of our available for sale investment portfolio was $152.7 million, including $448,000 of collateralized mortgage obligations (“CMOs”) and $3.3 million of collateralized debt obligations (“CDOs”) secured by trust preferred securities issued by various financial institutions. These CMOs are secured by first lien residential jumbo mortgage loans geographically dispersed across the United States with a significant amount of the CMOs secured by properties located in California.

At December 31, 2010, the fair value of these securities was $148.5 million. Under U.S. generally accepted accounting principles, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other non-credit related factors is recognized in other comprehensive income.

For the year ended December 31, 2010, we recognized a $1.2 million OTTI charge on CDOs of which the entire amount was identified as credit related. These OTTI charges were determined by, among other things, a constant default rate, prepayments and loss severity of the security.

We closely monitor these and our other investment securities for changes in credit risk. The valuation of our investment securities and the determination of any OTTI with respect to such securities are highly complex and involve a comprehensive process, including quantitative modeling and significant judgment. The valuation of our investment securities will also continue to be influenced by external markets and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, and default rates of specific CMOs and CDOs, rating agency actions, and the prices at which observable market transactions occur. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our CMO and CDO securities by selling them. Accordingly, if market conditions do not improve or deteriorate further and we determine our holdings of these or other investment securities have additional OTTI, our future earnings and shareholders’ equity could be materially adversely affected.

We may need to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by the Consent Order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets.  To satisfy our capital requirements, we may need to raise additional capital.  If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock.  New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.

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

At December 31, 2010, 50.1% of our loan portfolio consisted of commercial real estate loans and 23.5% of our loan portfolio consisted of commercial business loans.  We have increased our emphasis on these types of loans since we converted to a national bank charter in July 2003.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The unseasoned nature of a significant portion of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional loan charge-offs and provisions for loan losses, which would hurt our profits.

Our commercial loan portfolio, which includes loans secured by commercial real estate as well as business assets, has increased from $116.3 million, or 58.9% of total loans, at December 31, 2005 to $146.4 million, or 70.9% of total loans, at December 31, 2010.  A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern with which to judge future collectability.  These loans have also not been subjected to unfavorable economic conditions.  As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.  Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans.  Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis that those incurred with our residential mortgage loan portfolio.

Our market area limits our growth potential.

Some of our offices are located in areas that have experienced population and economic decline.  Thus, our ability to originate loans and grow deposits in these areas may be limited.  To counter this, we have attempted to expand our operations into communities that are experiencing population growth and economic expansion.  This was the impetus for the opening of our banking centers in Rock Hill in York County and Simpsonville in Greenville County and the relocation of our main office to Rock Hill.  However, we may not be able to successfully enter new markets with similar growth potential.  If we are unable to do so, our ability to grow our business and our earnings will be restricted.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Board of Governors of the Federal Reserve System.  The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions, such as the Bank,  will be reduced as well, and State Attorneys General will have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $211,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.0 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.

As part of our participation in the TARP Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  The American Recovery and Reinvestment Act of 2010 provides more stringent limitations on severance pay and the payment of bonuses to certain officers and highly compensated employees.  To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

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

The Securities Purchase Agreement that we entered into with the Treasury provides that the Treasury may unilaterally amend any provision of the agreement to the extent required to comply with any changes in applicable federal statutes that may occur in the future.  The American Recovery and Reinvestment Act of 2010 placed more stringent limits on executive compensation for participants in the TARP Capital Purchase Program and established a requirement that compensation paid to executives be presented to shareholders for a “non-binding” vote.  Further changes in the terms of the transaction may occur in the future.  Such changes may place further restrictions on our business or results of operations, which may adversely affect the market price of our common stock.

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

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  According to the Federal Deposit Insurance Corporation, as of June 30, 2010, we held 2.4% of the deposits in Fairfield, Greenville, Laurens, Union and York Counties, in South Carolina, which was the 11th largest market share of deposits out of the 38 financial institutions that held deposits in these counties.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

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

We currently are unable to pay dividends on our common stock.

In the third quarter of 2010, we exercised our right to defer regularly scheduled interest payments on our outstanding junior subordinated debentures related to trust preferred securities.  We also elected to defer payment of the quarterly cash dividend on our Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program.  Distributions on the trust preferred securities and dividends on the preferred stock are cumulative. We may not pay any cash dividends on our common stock until we have paid all missed interest and dividend payments on our outstanding junior subordinated debentures and preferred stock. In addition, cash dividends from the Bank are the primary source of funds for interest and dividend payments on our junior subordinated debentures and preferred stock and for payment of cash dividends to our shareholders.  Under the Consent Order issued by the OCC, the Bank is currently prohibited from paying cash dividends without the prior consent of the OCC.  We anticipate that the OCC will not approve any capital distributions by the Bank until the Bank demonstrates consistent profitability and, in such event, only if the Bank remains well capitalized.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation owns two banking offices and an operations center in Union, South Carolina, one banking office in Winnsboro, South Carolina, two banking offices in Rock Hill, South Carolina and a banking office in each of Laurens, Jonesville and Simpsonville, South Carolina.  The net book value of the Corporation’s investment in premises and equipment totaled approximately $5.1 million at December 31, 2010.  See Note 5 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

Item 3.   Legal Proceedings

Neither Provident Community Bancshares nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business wherein it enforces the Bank’s security interest in mortgage loans the Bank has made.

Item 4.   [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Provident Community Bancshares, Inc.’s common stock is listed on the Nasdaq Capital Market under the symbol PCBS. As of March 25, 2011, there were 660 shareholders of record and 1,790,599 shares of common stock issued and outstanding.

The following table contains the range of high and low sales prices of Provident Community Bancshares’ common stock as reported by the Nasdaq Global Market (prior to December 9, 2009) and by the Nasdaq Capital Market (beginning December 9, 2009) and per share dividend as declared during each quarter of the last two calendar years.

2010	High	Low	Dividend

Fourth Quarter	$1.71	$0.52	$–
Third Quarter	2.47	1.00	–
Second Quarter	3.25	2.16	–
First Quarter	2.74	2.00	–

2009	High	Low	Dividend

Fourth Quarter	$3.25	$1.99	$–
Third Quarter	4.00	2.60	–
Second Quarter	5.00	2.00	0.03
First Quarter	10.00	1.50	0.03

Provident Community Bancshares is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of Provident Community Bancshares (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current year and the immediately preceding fiscal year. See Note 14 to the Consolidated Financial Statements for information regarding certain limitations imposed on the Bank’s ability to pay cash dividends to the holding company.  Further, under the Consent Order, the Bank is prohibited from paying a cash dividend to the Company without prior regulatory approval.

As part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.03 per share, without prior approval by the Treasury.  In July 2010, the Company exercised its right to defer the regularly scheduled quarterly distribution on its $12.4 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury Department in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program.  The Company is prohibited from any dividends to its holders of common stock until it resumes payment of such obligations.

Purchases of Equity Securities By Issuer

In May 2005, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of the outstanding shares or 98,000 shares. In August 2006, the program was expanded by an additional 5% or 92,000 shares.  As of December 31, 2010, 37,120 shares remained available for repurchase under the plan.  However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot repurchase any shares of its common stock, without the prior approval of the Treasury.  The Company did not repurchase any shares of its common stock in the fourth quarter of 2010.

Item 6.   Selected Financial Data

	Years Ended December 31,
	2010	2009	2008	2007	2006
Operations Data:
Interest income	$16,653	$20,899	$22,785	$26,009	$23,491
Interest expense	(8,211)	(11,593)	(13,206)	(15,214)	(12,967)
Net interest income	8,442	9,306	9,579	10,795	10,524
Provision for loan losses	(9,090)	(8,695)	(4,210)	(1,066)	(470)
Net interest (loss) income after provision for loan losses	(648)	611	5,369	9,729	10,054
Other income	3,488	34	3,684	3,162	2,876
Other expense	(11,939)	(12,047)	(10,046)	(10,167)	(9,178)
(Loss) income before income taxes	(9,099)	(11,402)	(993)	2,724	3,752
Income tax expense (benefit)	4,715	(4,011)	(596)	534	949
Net (loss) income	(13,814)	(7,391)	(397)	2,190	2,803
Preferred stock dividends and accretion	475	382	–	–	–
(Loss) income available to common shares	$(14,289)	$(7,773)	$(397)	$2,190	$2,803
Net (loss) income per common share (Basic)	$(7.98)	$(4.34)	$(0.22)	$1.21	$1.50
Net (loss) income per common share (Diluted)	$(7.98)	$(4.34)	$(0.22)	$1.19	$1.48
Dividends paid per common shares	$—	$0.06	$0.46	$0.45	$0.43
Weighted average number of common shares outstanding (Basic)	1,790,599	1,789,743	1,784,412	1,810,916	1,865,951
Weighted average number of common shares outstanding (Diluted)	1,790,599	1,789,743	1,784,412	1,846,980	1,893,203

	At December 31,
	2010	2009	2008	2007	2006
Financial Condition:	(Dollars In Thousands)
Assets	$408,718	$457,003	$434,218	$407,641	$387,630
Cash and due from banks	24,865	15,631	21,370	11,890	9,124
Securities	148,469	151,750	102,848	111,187	122,185
Loans (net)	198,896	250,420	278,665	256,487	231,886
Deposits	313,128	332,762	306,821	270,399	248,440
Advances from Federal Home Loan Bank and other borrowings	59,500	64,500	69,500	69,500	70,000
Securities sold under agreement to repurchase	10,028	18,520	19,005	24,131	28,533
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372	12,372	12,372
Shareholders’ equity	10,269	26,121	23,924	27,313	25,967

	Years Ended December 31,
	2010	2009	2008	2007	2006
Other Selected Data:
Average interest rate spread	2.12%	2.13%	2.37%	2.70%	2.81%
Net interest margin	2.14	2.20	2.51	2.91	3.01
Return on average assets	(3.16)	(1.61)	(0.10)	0.55	0.75
Return on average shareholders’ equity	(56.15)	(28.89)	(1.46)	8.25	11.19
Operating expense to average assets	2.75	2.25	2.33	2.42	2.28
Ratio of average shareholders’ equity to average assets	5.63	5.62	6.60	6.63	6.68

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

Allowance for Loan Losses

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

Fair Value Measurements

A number of valuation techniques are used to determine the fair value of assets and liabilities in our financial statements.  These include quoted market prices for securities, interest rate valuations based on the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques.  Fair value measures for assets and liabilities where there exists limited or no observable market data are based primarily on estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability, and other factors.  Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.  Significant changes in the aggregate fair value of assets or liabilities required to be measured at fair value or for impairment will be recognized in the statement of operations.  See Note 13 to the Consolidated Financial Statements for additional information.

OTTI

The evaluation and recognition of other-than-temporary impairment ("OTTI") on certain investments including our private label mortgage-backed securities and other corporate debt security holdings requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements. See Note 2 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements for the year ended December 31, 2010.

Income Taxes

            Some of the more critical judgments supporting the deferred tax asset amount include judgments about the recovery of these accrued tax benefits.  Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies.   Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences projected to occur in 2010, management has established a valuation allowance for the portion of the net deferred tax asset that is not recoverable through loss carrybacks.

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

	Years Ended December 31,
	2010				2009				2008
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$230,279		$11,572	5.03%	$274,662		$14,230	5.18%	$275,238		$17,230	6.26%
Mortgage-backed securities	42,777		1,615	3.78	73,619		3,616	4.91	50,255		2,710	5.39
Investment securities:
Taxable	96,838		3,256	3.36	53,507		2,573	4.81	41,147		2,319	5.64
Nontaxable	3,792		174	4.61	9,285		430	4.63	9,991		471	4.71
Total investment securities	100,630		3,430	3.41	62,792		3,003	4.78	51,138		2,790	5.46
Deposits and federal funds sold	20,909		36	0.17	12,185		50	0.41	4,364		55	1.26
Total interest-earning assets	394,595		16,653	4.22	423,258		20,899	4.94	380,995		22,785	5.98
Non-interest-earning assets	42,280				36,941				31,509
Total assets	$436,875				$460,199				$412,504

Interest-bearing liabilities:
Savings accounts	$24,596		203	0.83	$13,508		69	0.51	$12,888		83	0.64
Negotiable order of withdrawal accounts (2)	122,438		2,009	1.64	117,381		2,385	2.03	83,966		2,147	2.55
Certificate accounts	157,296		2,875	1.83	185,452		5,541	2.99	164,077		6,729	4.10
FHLB advances and other borrowings	86,009		3,124	3.63	96,368		3,598	3.73	104,496		4,247	4.06
Total interest-bearing liabilities	390,339		8,211	2.10	412,709		11,593	2.81	365,427		13,206	3.61
Noninterest-bearing sources:
Non-interest-bearing deposits	18,775				18,659				16,807
Non-interest-bearing liabilities	3,161				3,249				3,026
Total liabilities	412,275				434,617				385,260
Shareholders’ equity	24,600				25,582				27,244
Total liabilities and shareholders’ Equity	$436,875				$460,199				$412,504

Net interest income			$8,442				$9,306				$9,579
Interest rate spread (3)				2.12%				2.13%				2.37%
Impact of noninterest-bearing sources				0.02				0.07				0.14
Net interest margin (4)				2.14%				2.20%				2.51%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.01	x			1.03	x			1.04	x

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

	Years Ended December 31, 2010 vs. 2009			Years Ended December 31, 2009 vs. 2008
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Change in interest income:
Loans	$(2,314)	$(344)	$(2,658)	$(36)	$(2,964)	$(3,000)
Mortgage-backed securities	(1,515)	(486)	(2,001)	1,260	(354)	906
Investment securities (1)	1,891	(1,478)	413	998	(790)	208
Total interest income	(1,938)	(2,308)	(4,246)	2,222	(4,108)	(1,886)

Change in interest expense:
Deposits	(731)	(2,177)	(2,908)	1,847	(2,811)	(964)
Borrowings and other	(387)	(87)	(474)	(330)	(319)	(649)
Total interest expense	(1,118)	(2,264)	(3,382)	1,517	(3,130)	(1,613)

Change in net interest income	$(820)	$(44)	$(864)	$705	$(978)	$(273)

(1) Includes fed funds and overnight deposits.

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

The Corporation recorded a net loss to common shareholders for the year ended December 31, 2010 of $14.3 million compared to a net loss of $7.8 million for the year ended December 31, 2009. Net loss to common shareholders per share was ($7.98) per share (basic and diluted) for the year ended December 31, 2010 compared to ($4.34) per share (basic and diluted) for the year ended December 31, 2009. Operating results were impacted by a $5.6 million charge for the recording of a valuation allowance for the write-down of deferred tax assets. Operating results were further impacted by an increase of $2.1 million in expenses related to the disposition of foreclosed properties, offset by an increase in non-interest income due to lower charges for other than temporary impairment on securities and the absence of an impairment charge on intangible assets in 2010. Net interest income before the loan loss provision for the year ended December 31, 2010 decreased $864,000, or 9.3%, to $8.4 million compared to $9.3 million for the previous year. The decrease was due primarily to a compression of the net interest margin caused by declining interest rates.

Interest Income.  Total interest income decreased $4.2 million, or 20.3%, from $20.9 million for the year ended December 31, 2009 to $16.6 million for the year ended December 31, 2010. Interest income on loans decreased $2.7 million, or 18.7%, from $14.2 million for 2009 to $11.6 million for 2010 due primarily to declining market rates and a decrease in the average balance of loans due to a significant decline in loan originations due to higher underwriting standards and slower demand. Interest income on deposits, federal funds sold and investment securities decreased $1.6 million, or 23.8%, from $6.7 million for 2009 to $5.1 million for 2010.  The decrease was due primarily to lower investment yields due to declining market interest rates, offset by higher average balances of taxable investment securities, deposits and fed funds sold.

Interest Expense.  Interest expense decreased $3.4 million from $11.6 million for 2009 to $8.2 million for 2010. Interest expense decreased $2.9 million for deposits and decreased $474,000 for other borrowings and floating rate junior subordinated deferrable interest debentures. Interest expense decreased due to lower market interest rates and lower average balances.

Provision for Loan Losses. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. The Board of Directors reviews and approves the appropriate level for our allowance for loan losses quarterly based upon management’s recommendations, the results of the internal monitoring and reporting system, quarterly external independent loan reviews and the analysis of economic conditions in our local markets. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Loan losses, which include write downs and charge offs are charged directly to the allowance while recoveries are credited against the allowance. The amount of the provision is a function of the size and composition of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during the given period, and current and anticipated economic conditions.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and our capital. Based on present information, we believe the allowance for loan losses is adequate at December 31, 2010 to meet presently known and inherent risks in the loan portfolio. See “Item 1-Business Lending Activities-Allowance for Loan Losses” for more information on the determination of the allowance for loan losses.

The provision for loan losses increased from $8.7 million for 2009 to $9.1 million for 2010 primarily due to an increase in non-performing and classified assets. The allowance for loan losses increased $1.8 million to $7.4 million as of December 31, 2010 compared to $5.6 million as of December 31, 2009. Non-performing assets increased $5.0 million from $30.1 million at December 31, 2009 to $35.1 million at December 31, 2010. The majority of this increase relates primarily to commercial and construction real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers ability to sell the completed projects in a timely manner. Management continues to evaluate and assess all non-performing assets on a regular basis as part of its well-established loan monitoring and review process. At December 31, 2010, criticized and classified loans, including non-performing loans, totaled $44.7 million, compared to $37.2 million at September 30, 2010 and $51.4 million at December 31, 2009. The majority of this decrease is offset by a $4.7 million increase in other real estate owned that consists primarily of foreclosed commercial real estate properties. Management has sought to provide an amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, if economic conditions in the Corporation’s market areas are worse than currently anticipated, especially with respect to real estate related activities and real property values, further provisions for loan losses could be needed in the future.

The Corporation experienced loan charge-offs, net of recoveries, of approximately $7.3 million for 2010 compared to $9.9 million for 2009.  The loan charge-offs for 2010 related primarily to write-downs of commercial loans. The allowance for loan losses to total loans at December 31, 2010 was 3.58% compared to 2.18% at December 31, 2009.  The allowance for loan losses to non-performing loans at December 31, 2010 was 39.2% compared to 26.7% at December 31, 2009.

Our non-performing loans totaled $18.8 million at December 31, 2010 compared to $20.9 million at December 31, 2009. Nonperforming loans totaled $27.4 million at June 30, 2010 and $21.9 million at March 31, 2010. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Non-Interest Income
(Dollars in thousands)

	Year ended December 31
	2010	2009	% Change

Net gain on sale of investments	$1,824	$775	135.4%
Fees for financial services	2,805	2,932	(4.3)
Other–than-temporary-impairment write-down on securities	(1,202)	(3,756)	68.0
Other fees, net	61	83	(26.5)
Total non-interest income	$3,488	$34	N/M

The increase in non-interest income was due primarily to a reduction in other-than-temporary impairment charges of $2.5 million. The charges in each period relate to write-downs recorded on pooled trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Gains on sale of investments were $1.8 million for 2010 as the Corporation sold $87.9 million in investment securities to restructure the portfolio to move to a higher concentration of mortgage-backed securities to increase liquidity and risk-based capital. The Corporation increased its level of mortgage-backed securities for the year ended December 31, 2010 to $89.1 million compared to $57.4 million for the period ended December 31, 2009. This increase was partially offset with reductions in Government Sponsored Enterprises securities to $54.8 million at December 31, 2010 compared to $78.5 million at December 31, 2009. Fees for financial services decreased primarily due to lower fees from a reduction in loan volumes along with lower fees generated from third party investment brokerage and financing receivables programs as a result of lower product volumes.

Non-Interest Expense
(Dollars in thousands)

	Year ended December 31
	2010	2009	% Change

Compensation and employee benefits	$4,286	$4,512	(5.0)%
Occupancy and equipment	2,515	2,685	(6.3)
Deposit insurance premiums	586	871	(32.7)
Professional services	549	371	48.0
Advertising and public relations	41	85	(51.8)
OREO and loan operations	2,683	555	383.4
Telephone	171	192	(10.9)
Items processing	332	338	(1.8)
Intangible amortization	—	324	(100.0)
Impairment of intangible assets	—	1,349	(100.0)
Other	776	765	1.4
Total non-interest expense	$11,939	$12,047	(0.9)

Compensation and employee benefits decreased 5.0%, or $226,000 compared to the year ended December 31, 2009 due primarily to reductions in staffing levels and reductions in employee pension benefit costs. Occupancy and equipment expenses decreased 6.3%, or $170,000, due primarily to reductions in depreciation expense as a result of lower fixed asset purchases. Deposit insurance premiums decreased 32.7%, or $285,000, due primarily to prior year special assessments and reductions in total deposits. Professional services expense increased 48.0%, or $178,000, due primarily to higher legal and consultant expenses associated with increased foreclosure and regulatory activity. Advertising and public relations expense decreased 51.8%, or $44,000, due primarily to lower product and promotion expenses. OREO and loan operations costs increased $2.1 million, or 383.4%, due to higher disposition costs associated with foreclosed real estate properties. All intangible assets were written off in 2009. Telephone expense decreased $21,000, or 10.9%, due to efficiency improvements in systems.

Income Tax Expense. Income tax expense for the year ended December 31, 2010 includes a $5.6 million charge for the recording of a valuation allowance for the write-down of deferred tax assets. As a result of this charge and due to the net loss that the Corporation recorded for the year ended December 31, 2010, the net income tax expense was $4.7 million compared to a net income tax benefit of $4.0 million for the year ended December 31, 2009.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Assets.  At December 31, 2010, assets totaled $408.7 million, a decrease of $48.3 million, or 10.6%, as compared to $457.0 million at December 31, 2009. In 2010 and, as part of its strategic plan, the Corporation implemented program to shrink its balance sheet in order to increase its regulatory capital ratios. This shrinkage was accomplished with reductions in borrowings and higher cost deposits and was primarily funded with reductions in loans. Cash and cash equivalents increased $9.2 million to $24.9 million from $15.6 million at December 31, 2009. The increase was due primarily to an increase in overnight deposits due to reductions in loans and sales of investment securities. Investment and mortgage-backed securities decreased $3.3 million to $148.5 million from $151.8 million at December 31, 2009 due to the sale of municipal securities as a result of credit concerns of this segment of the investment portfolio. In addition, the Corporation sold $87.9 million in investment securities to restructure the portfolio to move to a higher concentration of mortgage-backed securities to increase liquidity and risk-based capital. The Corporation increased its level of mortgage-backed securities for the year ended December 31, 2010 to $89.1 million compared to $57.4 million for the period ended December 31, 2009.
This increase was partially offset with reductions in Government Sponsored Enterprises securities to $54.8 million at December 31, 2010 compared to $78.5 million at December 31, 2009.

Total loans, net, decreased $51.5 million, or 20.6%, to $198.9 million at December 31, 2010 from $250.4 million at December 31, 2009. The decrease was due to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and higher underwriting standards. Consumer loans decreased $7.0 million, or 13.4%, during 2010, commercial loans decreased $37.9 million, or 20.6%, and residential mortgage loans decreased $4.9 million or 25.1%.

Real estate acquired through foreclosure increased $4.7 million to $10.6 million at December 31, 2010 from $5.9 million at December 31, 2009, as a result of foreclosure on commercial real estate properties. Approximately 63.1%, or $3.0 million of the increase was due to the foreclosure of one commercial real estate project where the loan was made for a retail commercial development. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible. The carrying value of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Other assets decreased $5.3 million, or 45.9%, to $6.2 million at December 31, 2010 from $11.5 million at December 31, 2009 due primarily to a decrease in deferred income taxes as a result of a $5.6 million charge for the recording of a valuation allowance for the write-down of deferred tax assets.

Liabilities.  Total liabilities decreased $32.4 million, or 7.5%, to $398.4 million at December 31, 2010 from $430.9 million at December 31, 2009. Total deposits decreased $19.6 million, or 5.9%, from $332.8 million at December 31, 2009 to $313.1 million at December 31, 2010. Time deposits decreased $23.7 million, or 13.9%, from $170.8 million at December 31, 2009 to $147.1 million at December 31, 2010 while transaction deposit accounts increased $4.1 million, or 2.5%, from $161.9 million at December 31, 2009 to $166.0 million at December 31, 2010. The increase in transaction accounts was due primarily to a special account promotion. FHLB advances decreased $5.0 million, or 7.7%, from $64.5 million at December 31, 2009 to $59.5 million at December 31, 2010. Securities sold under agreement to repurchase decreased $8.5 million, or 45.9%, from $18.5 million at December 31, 2009 to $10.0 million at December 31, 2010.

Shareholders’ Equity.  Shareholders’ equity decreased $15.8 million, or 60.7%, to $10.3 million at December 31, 2010 from $26.1 million at December 31, 2009 due to a net loss of $14.3 million and a $1.8 increase in unrealized losses on securities available for sale.

Liquidity

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are deposits, loan sales and repayments, borrowings, maturities, prepayment and sales of securities and interest payments.

The Corporation incorporates a liquidity management forecasting model to ensure adequate liquidity is maintained for current and future funding needs. The model projects forecasted loan growth for three and six month periods and projects funds that will be provided from deposits, investments and loan prepayments. Any projected shortfalls would utilize alternative funding sources such as available borrowing lines from the fed discount window or fed funds lines from other correspondent banks.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The primary investing activities of the Corporation are the origination of commercial and consumer loans and the purchase of investment and mortgage-backed securities.  These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase, and the utilization of FHLB advances.  During  2010, the Corporation originated $7.8 million in loans. At December 31, 2010, the Corporation’s holdings of investment and mortgage-backed securities totaled $148.5 million, all of which was available for sale. Approximately $78.5 million and $94.6 million of investment securities at December 31, 2010 and December 31, 2009, respectively, were pledged as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

During 2010, total deposits decreased $19.6 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Corporation and its local competitors and other factors. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2010, totaled $111.5 million.  The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional external sources of funds are available through FHLB advances, lines of credit and wholesale deposits. At December 31, 2010, the Corporation had outstanding $59.5 million of FHLB borrowings and $10.0 million of securities sold under agreements to repurchase. At December 31, 2010, the Corporation had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $28.0 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

See Note 17 to the Consolidated Financial Statements for further information about commitments and contingencies.

Parent Company Liquidity

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. The Corporation did not pay cash dividends to common shareholders in 2010 compared to $0.06 per share paid in 2009. The payment of cash dividends for common shares was suspended after the first quarter of 2009 to retain capital and it is unknown at this time when or if the program will resume.  In July 2010, the Corporation exercised its right to defer the regularly scheduled quarterly distribution on its $12.3 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury Department in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program.  The Corporation is prohibited from any dividends to its holders of common stock until it resumes payment of such obligations.  Provident Community Bancshares’ primary sources of income are proceeds that it retained from its offering of preferred stock and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency, cannot exceed retained net income for that year combined with retained net income for two years less any transfers to surplus and capital distributions. Further, under the Consent Order, the Bank is prohibited from paying a cash dividend to the Corporation without prior regulatory approval.  At December 31, 2010, Provident Community Bancshares, Inc. had liquid assets of $293,000.

Capital Resources

At December 31, 2010, the Bank exceeded the OCC’s and the FRB’s capital requirements. See Note 19 to the Consolidated Financial Statements for further discussion of these capital requirements.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $29.6 million at December 31, 2010. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

At December 31, 2010, the undisbursed portion of construction loans was $143,000 and the unused portion of credit lines was $28.5 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

For the year ended December 31, 2010, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Contractual Obligations

The table below summarizes future contractual obligations.

	As of December 31, 2010
	Payments Due by Period
	Within one year	Over one to two years	Over two to three years	Over three to five years	After five years	Total

Contractual Obligations (in thousands)

Certificate accounts	$111,477	$34,920	$569	$177	$–	$147,143
Borrowings	—	22,000	—	—	37,500	59,500
Operating leases	469	469	469	939	1,901	4,247
Total	$111,946	$57,389	$1,038	$1,116	$39,401	$210,890

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Provident Community Bancshares, Inc.
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of Provident Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), changes in shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Community Bancshares, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Columbia, South Carolina
March 28, 2011

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Assets
Cash and due from banks	$10,393	$10,344
Federal funds sold	14,472	5,287
Investments and mortgage-backed securities
Held to maturity (fair value of $3,976 at December 31, 2009)	—	3,934
Available for sale	148,469	147,816
Total investments and mortgage-backed securities	148,469	151,750
Loans, net of allowance for loan losses of $7,379 in 2010 and $5,579 at December 31, 2009	198,896	250,420
Real estate acquired through foreclosure	10,618	5,917
Federal Home Loan Bank stock, at cost	3,526	3,947
Federal Reserve Bank stock, at cost	832	832
Office properties and equipment, net	5,101	5,447
Accrued interest receivable	1,575	2,238
Cash surrender value of life insurance	8,623	9,332
Other assets	6,213	11,489
Total assets	$408,718	$457,003

Liabilities
Deposits	$313,128	$332,762
Advances from the Federal Home Loan Bank	59,500	64,500
Securities sold under agreements to repurchase	10,028	18,520
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	663	581
Other liabilities	2,758	2,147
Total liabilities	398,449	430,882

Commitments and contingencies – Notes 12 and 17

Shareholders’ equity
Serial preferred stock, no par value, authorized – 500,000 shares, issued and outstanding – 9,266 at December 31, 2010 and December 31, 2009	9,250	9,245
Common stock – $0.01 par value, authorized – 5,000,000 shares, issued and outstanding – 1,790,599 shares at December 31, 2010 and December 31, 2009	20	20
Common stock warrants	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(2,778)	(972)
Retained earnings, (loss) substantially restricted	(2,867)	11,184
Treasury stock, at cost	(6,300)	(6,300)
Total shareholders’ equity	10,269	26,121
Total liabilities and shareholders’ equity	$408,718	$457,003

 See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)

	Years Ended December 31,
	2010	2009
	(In Thousands, Except Share Data)
Interest Income:
Loans	$11,572	$14,230
Deposits and federal funds sold	36	21
Securities available for sale:
State and municipal (non taxable)	104	286
Other investments (taxable)	4,793	6,150
Securities held to maturity and FHLB/FRB stock dividends	148	212
Total interest income	16,653	20,899
Interest Expense:
Deposit accounts	5,087	7,995
Floating rate junior subordinated deferrable interest debentures	479	530
Advances from the FHLB and other borrowings	2,645	3,068
Total interest expense	8,211	11,593
Net Interest Income	8,442	9,306
Provision for loan losses	9,090	8,695
Net interest (loss) income after provision for loan losses	(648)	611
Non-Interest Income:
Fees for financial services	2,805	2,932
Other fees, net	61	83
Other-than-temporary-impairment write-down on securities	(1,202)	(3,756)
Net gain on sale of investments	1,824	775
Total non-interest income	3,488	34
Non-Interest Expense:
Compensation and employee benefits	4,286	4,512
Occupancy and equipment	2,515	2,685
Deposit insurance premiums	586	871
Professional services	549	371
Advertising and public relations	41	85
OREO and loan operations	2,683	555
Telephone	171	192
Items processing	332	338
Intangible amortization	—	324
Impairment of intangible assets	—	1,349
Other	776	765
Total non-interest expense	11,939	12,047
Loss before income taxes	(9,099)	(11,402)
Expense (benefit) for income taxes	4,715	(4,011)
Net loss	$(13,814)	$(7,391)
Accretion of preferred stock to redemption value and preferred dividends	475	382
Net loss to common shareholders	$(14,289)	$(7,773)
Net loss per common share (basic)	$(7.98)	$(4.34)
Net loss per common share (diluted)	$(7.98)	$(4.34)
Cash dividends per common share	$—	$0.06
Weighted average number of common shares outstanding (basic)	1,790,599	1,789,743
Weighted average number of common shares outstanding (diluted)	1,790,599	1,789,743

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (loss)
Twelve months ended december 31, 2010 And  2009

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Retained Earnings (loss), Substantially	Accumulated Other Comprehensive	Treasury Stock	Total Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	At Cost	Equity
	(Dollars in Thousands, Except Share Data)

Balance at December 31, 2008	—	$—	1,787,092	$20	$—	$12,903	$18,997	$(1,696)	$(6,300)	$23,924
Net Income (loss)	—	—	—	—	—	—	(7,391)	—	—	(7,391)
Other comprehensive loss, net of tax on unrealized holding gains arising during period	—	—	—	—	—	—	—	2,572	—	2,572
Less reclassification adjustment for gains and other than temporary investment charge in net loss	—	—	—	—	—	—	—	(1,848)	—	(1,848)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(6,667)
Dividend plan contributions	—	—	3,507	—	—	16	—	—	—	16
Issuance of preferred stock, net	9,266	9,240	—	—	—	—	—	—	—	9,240
Issuance of common stock warrants	—	—	—	—	25	—	—	—	—	25
Accretion of preferred stock to redemption value	—	5	—	—	—	—	(5)	—	—	-
Preferred stock dividend	—	—	—	—	—	—	(310)	—	—	(310)
Cash dividend ($0.06 per share)	—	—	—	—	—	—	(107)	—	—	(107)
Balance at December 31, 2009	9,266	$9,245	1,790,599	$20	$25	$12,919	$11,184	$(972)	$(6,300)	$26,121
Net Income (loss)	—	—	—	—	—	—	(13,814)	—	—	(13,814)
Other comprehensive loss, net of tax on unrealized holding gains arising during period	—	—	—	—	—	—	—	(2,192)	—	(2,192)
Less reclassification adjustment for gains and other than temporary investment charge in net loss	—	—	—	—	—	—	—	386	—	386
Comprehensive loss	—	—	—	—	—	—	—	—	—	(15,620)
Accretion of preferred stock to redemption value	—	5	—	—	—	—	(5)	—	—	—
Preferred stock dividend	—	—	—	—	—	—	(232)	—	—	(232)
Balance at December 31, 2010	9,266	$9,250	1,790,599	$20	$25	$12,919	$(2,867)	$(2,778)	$(6,300)	$10,269

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
	(In Thousands)
Operating activities:
Net loss	$(13,814)	$(7,391)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	9,090	8,695
Amortization of securities	964	663
Amortization expense	—	324
Depreciation expense	459	534
Recognition of deferred income, net of costs	(179)	(325)
Deferral of fee income, net of costs	26	255
Other than temporary impairment charge on AFS securities	1,202	3,756
Impairment of intangible assets	—	1,349
Gain on investments	(1,824)	(775)
Decrease (increase) in accrued interest receivable	663	(151)
Loss (gain) on OREO sales	83	4
OREO impairment	1,831	675
Increase in bank owned life insurance	(373)	(400)
Decrease (increase) in other assets	6,248	(4,913)
Increase (decrease) in accrued interest payable	82	(120)
Increase in other liabilities	611	253
Net cash provided by operating activities	5,069	2,433
Investing activities:
Purchase of AFS securities	(247,170)	(161,107)
Purchase of HTM securities	—	(1,504)
Maturities of AFS securities	141,144	42,252
Proceeds from the sales of AFS securities	85,798	41,479
Proceeds from the sales of HTM securities	3,953	—
Principal repayment on mortgage-backed securities AFS	16,436	27,448
Net decrease in loans	33,316	13,811
(Purchase) redemption of FHLB/FRB stock	421	(251)
Proceeds from sales of OREO, net of costs and improvements	2,656	(120)
Purchase of office properties and equipment	(112)	(144)
Net cash provided (used) in investing activities	36,442	(38,136)
Financing activities:
Proceeds from dividend reinvestment plan	—	16
Proceeds from the issuance of preferred stock, net	—	9,240
Proceeds from the issuance of warrants	—	25
Accretion of Preferred Stock to redemption value	(1)	—
Dividends paid in cash on common stock	—	(107)
Dividends paid on preferred stock	(232)	(310)
Repayment of term borrowings, net	(13,492)	(5,485)
Proceeds from redemption of life insurance	1,082	644
(Decrease) increase in deposit accounts	(19,634)	25,941
Net cash provided (used) by financing activities	(32,277)	29,964
Net increase (decrease) in cash and due from banks	9,234	(5,739)
Cash and cash equivalents at beginning of period	15,631	21,370
Cash and cash equivalents at end of period	$24,865	$15,631

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

Disclosure Regarding Segments - The Corporation reports as one operating segment, as the Chief Executive Officer reviews the results of operations of the Corporation as a single enterprise.

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

1.	Summary of Significant Accounting Policies (continued)

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

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Corporation is generally amortizing these amounts over the contractual life. Commitment fees and costs are generally based upon a percentage of the customer’s unused line of credit and are recognized over the commitment period when the likelihood of exercise is remote. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of the yield.

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

1.	Summary of Significant Accounting Policies (continued)

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

Recovery of the carrying value of loans is dependent to some extent on the future economic environment and operating and other conditions that may be beyond the Corporation’s control.  Unanticipated future adverse changes in such conditions could result in material adjustments to allowances (and future results of operations).

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

The Corporation generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible.  Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. The Corporation’s policy for charge-off of impaired loans is on a loan-by-loan basis. The Corporation’s policy is to evaluate impaired loans based on the fair value of the collateral.  Interest income from impaired loans is recorded using the cash method.  At December 31, 2010, impaired loans totaled $18.8 million and the Corporation had recognized no interest income from impaired loans. The average balance in impaired loans was $22.3 million for 2010.

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

1.	Summary of Significant Accounting Policies (continued)

Federal Home Loan Bank Stock - The Bank, as a member institution of Federal Home Loan Bank of Atlanta (the “FHLB”), is required to own capital stock in the FHLB based generally upon the Bank’s balances of residential mortgage loans and FHLB advances. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock historically has been at par value. The Bank carries this investment at its original cost.

Federal Reserve Bank Stock - The Bank, as a member institution of the Federal Reserve Bank of Richmond (the “FRB”), is required to own capital stock in the FRB based upon the Bank’s capital and surplus. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock historically has been at par value. The Bank carries this investment at its original cost.

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

Intangible Assets - Intangible assets consist of core deposit premiums resulting from the Bank’s branch acquisitions in 1997 and 1999 and the excess of cost over the fair value of net assets resulting from the acquisition of South Carolina Community Bancshares, Inc. in 1999.

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

Per-Share Data - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under Provident Community Bancshares’s stock option plan is reflected in diluted earnings per common share by the application of the treasury stock method. There were no common stock equivalents included in the diluted earnings per share calculation at December 31, 2010 or 2009 as the effect would have been anti-dilutive.

1.	Summary of Significant Accounting Policies (continued)

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

1.	Summary of Significant Accounting Policies (continued)

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

Reclassifications - Certain amounts in prior year’s financial statements have been reclassified to conform with current year classifications. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Stock-Based Compensation - The Corporation accounts for the compensation costs for its stock option plan under the fair value recognition provisions of Financial Accounting Standards Board FASB ASC 718-10-10 “Compensation-Stock Compensation”.

There were no stock options granted in 2010 or 2009.

2.	Investments and Mortgage-backed Securities

There were no securities classified as held to maturity as to December 31, 2010.

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
U.S. Agency Obligations	$2	$—	$—	$2
Government Sponsored Enterprises	55,881	49	(1,158)	54,772
Trust Preferred Securities	7,271	—	(2,723)	4,548
Total Investment Securities	63,154	49	(3,881)	59,322
Mortgage-backed Securities:
Fannie Mae	11,307	270	(119)	11,458
Ginnie Mae	61,617	180	(485)	61,312
Freddie Mac	16,216	10	(264)	15,962
Collateralized Mortgage Obligations	448	—	(33)	415
Total Mortgage-backed Securities	89,588	460	(901)	89,147
Total available for sale	$152,742	$509	$(4,782)	$148,469

2.	Investments and Mortgage-backed Securities (continued)

Held to Maturity - Securities classified as held to maturity consisted of the following (in thousands):

	As of December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Municipal Securities	$3,934	$52	$(10)	$3,976

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
U.S. Agency Obligations	$4	$—	$—	$4
Government Sponsored Enterprises	79,162	217	(908)	78,471
Municipal Securities	5,781	261	—	6,042
Trust Preferred Securities	8,570	—	(2,658)	5,912
Total Investment Securities	93,517	478	(3,566)	90,429
Mortgage-backed Securities:
Fannie Mae	35,561	1,162	—	36,723
Ginnie Mae	16,569	461	—	17,030
Freddie Mac	3,068	86	—	3,154
Collateralized Mortgage Obligations	597	—	(117)	480
Total Mortgage-backed Securities	55,795	1,709	(117)	57,387
Total available for sale	$149,312	$2,187	$(3,683)	$147,816

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

Government Sponsored Enterprises	$43,531	$1,158	$—	$—	$43,531	$1,158
Trust Preferred Securities	—	—	4,548	2,723	4,548	2,723
Mortgage-backed Securities	59,963	868	444	33	60,407	901
Total	$103,494	$2,026	$4,992	$2,756	$108,486	$4,782

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity

Municipal Securities	$494	$9	$833	$1	$1,327	$10

Total	$494	$9	$833	$1	$1,327	$10

2.	Investments and Mortgage-backed Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

Government Sponsored Enterprises	$41,040	$908	$–	$–	$41,040	$908
Municipal Securities	–	–	–	–	–	–
Trust Preferred Securities	–	–	5,912	2,658	5,912	2,658
Mortgage-backed Securities	—	—	532	117	532	117
Total	$41,040	$908	$6,444	$2,775	$47,484	$3,683

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

To determine impairment charges for the Corporation’s collateralized debt obligations (“CDO”), we performed discounted cash flow valuations through a static default model test. The default model used assumed a 3.6% rate, which is three times the historic default rates for all collateralized debt obligations (“CDO”), a 0% recovery on all banks in deferral of interest payments and a 0% prepayment rate. Cash flow valuations with a premium mark up of 300 basis points were also used to determine the fair market values of the Corporation’s collateralized debt obligations. Valuation documentation for the cash flow analysis is provided by an independent third party.

2.	Investments and Mortgage-backed Securities (continued)

The following table presents the Corporation’s investments by category and the related unrealized gains or losses, net of tax, recognized in other comprehensive losses, credit losses recognized in and credit ratings for each classification of security. Trust preferred securities are divided into pooled and single issue securities. All trust preferred pooled securities are in the mezzanine tranche. Private label trust preferred securities are $2.0 million each and are evaluated each quarter based on the financial stability of the institution. These securities have no credit rating included in the table below. Agency MBS and agency securities are government guaranteed and therefore, their risk is relatively low.

Amounts in the following table are in millions.

Security Classification	Amortized Cost	Fair Value	OCI	OTTI	AAA	AA	A	Baa1	Ba3	Not Rated	Below Investment Grade
Single issuer trust preferred securities	$4.0	$2.6	$(0.9)	$—	$—	$—	$—	$—	$—	$2.6	$—
Pooled trust preferred securities	3.3	1.9	(0.9)	(5.0)	—	—	—	—	—	—	1.9
Agency MBS	89.1	88.7	(0.3)	—	—	—	—	—	—	—	—
Private label CMO	0.4	0.4	—	—	0.4	—	—	—	—	—	—
Treasury/Agency	55.9	54.8	(0.7)	—	54.8	—	—	—	—	—	—
Total	$152.7	$148.4	$(2.8)	$(5.0)	$55.2	$—	$—	$—	$—	$2.6	$1.9

OCI-Other Comprehensive Income (loss)  OTTI-Other Than Temporary Impairment

For the year ended December, 31, 2010, the Corporation experienced a credit-related other-than-temporary impairment of $1.2 million on the pooled trust preferred securities portfolio and have recorded $5.0 cumulatively since 2008 in this portfolio. All of these securities are in the Corporation’s available for sale portfolio. This was charged to earnings in non-interest income as “Other-than-temporary-impairment write-down on securities”. The total securities impacted by credit-related other-than-temporary impairment have a current carrying value of $1.9 million and represent approximately 1.28% of available for sale securities. We do not intend to sell the remaining debt securities and we believe more likely than not, we will not be required to sell the debt securities before their anticipated recovery.

Proceeds, gross gains and gross losses realized from the sales of securities were as follows for the periods ended (in thousands):

	Years Ended December 31,
	2010	2009

Proceeds	$80,516	$39,987
Gross gains	1,824	775
Gross losses	–	–
Net gain (loss) on investment transactions	$1,824	$775

The maturities of securities at December 31, 2010 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$2	$2
Due after one year through five years	43	45
Due after five years through ten years	37,670	36,751
Due after ten years	115,027	111,671
Total investment and mortgage-backed securities backed securities	$152,742	$148,469

2.	Investments and Mortgage-backed Securities (continued)

The mortgage-backed securities held at December 31, 2010 mature between one and thirty years. The actual lives of those securities may be significantly shorter as a result of principal payments and prepayments. All mortgage-backed securities are U.S. Government securities issued through Fannie Mae, Ginnie Mae, or Freddie Mac.

At December 31, 2010 and 2009, $78.5 million and $94.6 million, respectively, of securities recorded at book value were pledged as collateral for certain deposits and borrowings.

At December 31, 2010, approximately $12.7 million of mortgage-backed securities were adjustable rate securities. The adjustment periods range from monthly to annually and rates are adjusted based on the movement of a variety of indices.

Investments in collateralized mortgage obligations (“CMOs”) had a fair market value of $415,000 at December 31, 2010. These are private label CMO securities that were issued by a large regional bank. Therefore, the fair market value is determined by the current available broker supplied price as an estimate of the amount the Corporation could expect to receive in the open market. These securities are not actively traded as a result of the economic crisis.

3.	Federal Home Loan Bank Capital Stock

Provident Community Bank, as a member institution of Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in the FHLB of Atlanta based generally upon a membership-based requirement and an activity-based requirement related to the level of advances that the Corporation borrows from the FHLB. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock historically has been at par value. The carrying value (which approximates fair value) of this stock was $3.5 million at December 31, 2010 and $3.9 million at December 31, 2009.

In evaluating other-than-temporary impairment of the FHLB stock, the Corporation considered the most recent financial results of the FHLB, the resumption of paying dividends on common stock, its ability to repurchase the stock at par value throughout the year in a timely manner based on the level of advances that the Corporation maintains, and the baseline credit assessment rating given by Moody’s Investors Service of AAA. The Corporation believes that the resumption of the common stock dividend and the investment grade rating of AAA indicate that there is no impairment in the investment in the FHLB stock as of December 31, 2010.

4.           Loans, Net

Loans receivable consisted of the following (in thousands):

	As of December 31,
	2010	2009
Mortgage loans:
Fixed-rate residential	$9,102	$10,675
Adjustable-rate residential	5,064	6,202
Commercial real estate	99,612	110,901
Construction	665	2,923
Total mortgage loans	114,443	130,701
Commercial loans:
Commercial non-real estate	23,137	34,429
Commercial lines of credit	23,672	39,096
Total commercial loans	46,809	73,525
Consumer loans:
Home equity	16,409	17,395
Consumer and installment	28,553	34,578
Consumer lines of credit	307	314
Total consumer loans	45,269	52,287
Total loans	206,521	256,513
Less:
Undisbursed portion of interim construction loans	(143)	(320)
Unamortized loan discount	(269)	(309)
Allowance for loan losses	(7,379)	(5,579)
Net deferred loan origination costs	166	115
Total, net	$198,896	$250,420
Weighted-average interest rate of loans	4.97%	4.87%

Under OCC regulations, the Bank may not make loans to one borrower in excess of 15% of unimpaired capital. This limitation does not apply to loans made before August 9, 1989. At December 31, 2010, the Bank had loans outstanding to one borrower ranging up to $4.5 million.

Adjustable-rate residential real estate loans (approximately $5.1 million and $6.2 million at December 31, 2010 and 2009, respectively) are subject to rate adjustments annually and generally are adjusted based on movement of the Federal Home Loan Bank National Monthly Median Cost of Funds rate or the Constant Maturity Treasury index. The maximum loan rates can be adjusted is 200 basis points in any one year with a lifetime cap of 600 basis points.

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

Until 2002, the Bank originated both fixed rate and adjustable rate mortgage loans with terms generally ranging from fifteen to thirty years and generally sold the loans while retaining servicing on loans originated.  The Bank discontinued the origination of loans held for sale in 2002. The underlying value of loans serviced for others was $8.9 million and $10.6 million at December 31, 2010 and 2009, respectively.

Loans that management identifies as impaired generally will be non-performing loans. At December 31, 2010 and 2009, loans which are accounted for on a non-accrual basis or are contractually past due ninety days or more totaled approximately $18.8 million and $20.9 million, respectively. The amount the Corporation will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrower’s ability to repay the loans. During the years ended December 31, 2010 and 2009, the Corporation recognized no interest income on loans past due 90 days or more, whereas, under the original terms of these loans, the Corporation would have recognized additional interest income of approximately $1.3 million and $1.4 million, respectively.

4.           Loans, net (continued)

  Information about impaired loans as of and for the years ended December 31, 2010 and 2009, is as follows:

	Years Ended December 31,
	2010	2009
Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10	$6,301	$1,829
Other impaired loans	12,525	19,040
Total impaired loans	$18,826	$20,869
Average monthly balance of impaired loans	$22,280	$20,006
Specific allowance for credit losses	$1,788	$675

Impaired Loans
For the Years Ended December 31, 2010 and 2009

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
December 31, 2010

With no related allowance recorded:

Commercial
Commercial Real Estate	$3,729	$3,729	$—	$3,729
Commercial Real Estate
Construction	3,195	3,195	—	3,195
Commercial
Non Real Estate	440	440	—	440
Consumer
Consumer – other	1,167	1,167	—	1,167
Consumer – home equity	147	147	—	147
Residential Real Estate
1-4 family	1,148	1,148	—	1,148

With an allowance recorded:

Commercial
Commercial Real Estate	$5,005	$2,174	$2,831	$3,590
Commercial Real Estate
Construction	8,127	5,206	2,921	6,667
Commercial
Non Real Estate	845	608	237	726
Consumer
Consumer – other	1,355	625	730	990
Residential Real Estate
1-4 family	575	386	189	481

Total:	$25,733	$18,826	$6,908	$22,280
Commercial	21,341	15,352	5,989	18,347
Consumer	2,669	1,939	730	2,304
Residential	1,723	1,535	189	1,629

4.           Loans, net (continued)

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
December 31, 2009

With no related allowance recorded:

Commercial
Commercial Real Estate	$2,155	$2,155	$—	$2,155
Commercial Real Estate
Construction	3,092	3,092	—	3,092
Commercial
Non Real Estate	969	969	—	969
Consumer
Consumer – other	1,121	1,121	—	1,121
Consumer – automobile	22	22	—	22
Consumer – home equity	32	32	—	32
Residential Real Estate
1-4 family	649	649	—	649

With an allowance recorded:

Commercial
Commercial Real Estate	$9,083	$6,087	$2,996	$7,585
Commercial Real Estate
Construction	9,524	6,275	3,249	7,900
Commercial
Non Real Estate	622	467	155	545

Total:	$27,269	$20,869	$6,400	$24,070
Commercial	25,445	19,045	6,400	22,246
Consumer	1,175	1,175	—	1,175
Residential	649	649	—	649

Loans classified as impaired generally will be non-performing loans and the accrual of interest is discontinued at the time the loan is 90 days delinquent. At December 31, 2010, there were loans in the amount of $125,000 that were 90 days or more past due and accruing interest. There were no loans at December 31, 2009 that were 90 days past due and still accruing interest. At December 31, 2010 and 2009, loans which are accounted for on a non-accrual basis:

Loans Receivable on Nonaccrual Status
As of December 31, 2010 and 2009

	2010	2009
Commercial
Commercial real estate	$5,904	$8,242
Commercial real estate construction	8,401	9,367
Commercial real estate other	1,048	1,436
Consumer
Consumer – other	1,792	1,121
Consumer – automobile	—	22
Consumer – home equity	147	32
Residential Real Estate
1-4 family	1,534	649
Total	$18,826	$20,869

4.           Loans, net (continued)

  The changes in allowance for loan losses consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009

Balance at beginning of Period	$5,579	$6,778
Provision for loan losses	9,090	8,695
Net chargeoffs	(7,290)	(9,894)
Balance at end of period	$7,379	$5,579

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Years Ended December 31, 2010 and 2009

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

December 31, 2010

Allowance for loan losses:

Beginning balance	$1,947	$2,773	$502	$357	$5,579
Chargeoffs	(976)	(6,044)	(1,423)	(262)	(8,705)
Recoveries	118	1,203	25	69	1,415
Provisions	1,077	6,670	1,231	112	9,090
Ending balance	$2,166	$4,602	$335	$276	$7,379

Loans receivable:

Ending balance - total	$46,809	$99,612	$45,269	$14,831	$206,521

Ending balances:
Individually evaluated for impairment	$1,048	$14,304	$1,939	$1,535	$18,826

Collectively evaluated for impairment	$45,761	$85,308	$43,330	$13,296	$187,695

December 31, 2009

Allowance for loan losses:

Beginning balance	$2,377	$3,877	$117	$407	$6,778
Chargeoffs	(853)	(7,607)	(1,533)	(123)	(10,116)
Recoveries	104	99	3	16	222
Provisions	319	6,404	1,915	57	8,695
Ending balance	$1,947	$2,773	$502	$357	$5,579

Loans receivable:

Ending balance - total	$73,525	$110,901	$52,287	$19,800	$256,513

Ending balances:
Individually evaluated for impairment	$1,436	$18,258	$1,175	$—	$20,869

Collectively evaluated for impairment	$72,089	$92,643	$51,112	$19,800	$235,644

4.           Loans, net (continued)

Renegotiated loans, or troubled debt restructurings, are those loans where the borrower is experiencing financial difficulties and we have agreed to concessions of the terms such as changes in the interest rate charged and/or other concessions. Troubled debt restructurings increased $2.3 million from $3.3 million at December 31, 2009 to $5.7 million at December 31, 2010. The majority of this increase relates primarily to commercial real estate relationships that have been affected by the downturn in the commercial real estate market.

The following are credit quality indicators for the Corporation’s loans receivable for the years ended December 31, 2010 and 2009.

Credit Quality Indicators
As of December 31, 2010 and 2009

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
			Commercial		Commercial Real
	Commercial-Other		Construction		Estate
	2010	2009	2010	2009	2010	2009

Grade 1 Superior Quality	$4	$—	$—	$—	$—	$—
Grade 2 Good Quality	340	199	—	1	—	—
Grade 3 Satisfactory	1,879	7,821	1,818	4,203	7,000	24,784
Grade 4 Acceptable	14,925	22,838	7,785	14,271	72,885	65,064
Grade 5 Special Mention	2,866	1,601	1,302	4,922	8,304	6,837
Grade 6 Substandard	3,901	2,306	11 ,989	14,889	11,423	13,469
Grade 7 Doubtful	—	474	—	—	—	747
Total	$23,915	$35,239	$22,894	$38,286	$99,612	$110,901

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Residential		Consumer
	2010	2009	2010	2009
Grade:
Pass	$13,282	$17,633	$42,273	$48,926
Special mention	—	1,754	—	2,448
Substandard	1,549	413	2,996	913
Total	$14,831	$19,800	$45,269	$52,287

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
			Consumer				Residential real estate
	Other		Automobile		Home equity		1-4 family
	2010	2009	2010	2009	2010	2009	2010	2009

Performing	$25,366	$31,324	$1,502	$2,205	$16,462	$17,583	$13,297	$19,151
Nonperforming	1,792	1,121	—	22	147	32	1,534	649
Total	$27,158	$32,445	$1,502	$2,227	$16,609	$17,615	$14,831	$19,800

Directors and officers of the Corporation are customers of the Corporation in the ordinary course of business.  Loans to directors and officers have terms consistent with those offered to other customers.  Loans to officers and directors of the Corporation are summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009

Balance at beginning of period	$2,180	$539
Loans originated during the period	—	1,719
Loan repayments during the period	(179)	(78)
Balance at the end of period	$2,001	$2,180

4.           Loans, net (continued)

The following are past due loan trends for the Corporation’s loans receivable for the years ended December 31, 2010 and 2009.

			Greater
	30 – 59 Days	60 – 89 Days	Than	Total Past		Total Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
December 31,2010

Commercial non real estate	$175	$221	$1,089	$1,485	$22,430	$23,915
Commercial real estate:
Commercial real estate – construction	466	292	5,743	6,501	93,111	99,612
Commercial real estate – other	1,202	1,591	7,246	10,039	12,855	22,894
Consumer:
Consumer – other	718	472	886	2,076	25,082	27,158
Consumer – automobile	66	32	—	98	1,404	1,502
Consumer – home equity	148	94	14	256	16,353	16,609
Residential 1-4 family	1,060	656	1,119	2,835	11,996	14,831
Total	$3,835	$3,358	$16,097	$23,290	$183,231	$206,521

December 31, 2009

Commercial non real estate	$4,106	$840	$1,436	$6,382	$28,857	$35,239
Commercial real estate:
Commercial real estate – construction	11,666	2,527	8,242	22,435	88,466	110,901
Commercial real estate – other	594	550	9,367	10,511	27,775	38,286
Consumer:
Consumer – other	637	447	1,121	2,205	30,240	32,445
Consumer – automobile	16	12	22	50	2.177	2,227
Consumer – home equity	325	26	32	383	17,232	17,615
Residential 1-4 family	1,659	935	649	3,243	16,557	19,800
Total	$19,003	$5,337	$20,869	$45,209	$211,304	$256,513

5.           Office Properties and Equipment

Office properties and equipment consisted of the following (in thousands):

	As of December 31,
	2010	2009

Land	$1,656	$1,656
Building and improvements	5,285	5,269
Office furniture, fixtures and equipment	2,142	2,057
Total	9,083	8,982
Less accumulated depreciation	(3,982)	(3,535)
Office properties and equipment, net	$5,101	$5,447

Depreciation expense was $459,000 and $534,000 for the years ended December 31, 2010 and 2009, respectively.

6.           Deposit Accounts

Deposit  accounts at December 31 were as follows (in thousands):

	2010			2009
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	–%	$18,414	5.88%	–%	$18,015	5.42%
Non-commercial	1.60	98,075	31.32	2.30	98,274	29.53
Money market	0.53	21,066	6.73	1.57	32,239	9.69
Savings	0.84	28,430	9.08	0.51	13,383	4.02
Total demand deposits	1.15	165,985	53.01	1.74	161,911	48.66
Time deposits:
Up to 3.00%		143,562	45.85		135,064	40.59
3.01% - 4.00%		206	0.07		20,885	6.27
4.01% - 5.00%		2,800	0.89		13,744	4.13
5.01% - 6.00%		575	0.18		1,130	0.34
6.01% - 7.00%		—	—		28	0.01
Total time deposits	1.55	147,143	46.99	2.27	170,851	51.34
Total deposit accounts	1.34%	$313,128	100.00%	2.02%	$332,762	100.00%

As of December 31, 2010 and 2009, total deposit accounts include approximately $2.1 million and $2.0 million, respectively, of deposits from the Corporation’s officers, directors, employees or parties related to them.

At December 31, 2010 and 2009, time deposit accounts with balances of $100,000 and over totaled approximately $61.7  million and $68.2 million, respectively.

Time deposits by maturity were as follows (in thousands):

	As of December 31,
	2010	2009
Maturity Date
Within 1 year	$111,477	$119,737
After 1 but within 2 years	34,920	48,695
After 2 but within 3 years	569	2,069
After 3 but within 4 years	37	287
Thereafter	140	63
Total time deposits	$147,143	$170,851

6.           Deposit Accounts (continued)

Interest expense on deposits consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009
Account Type
NOW accounts and money market deposit accounts	$2,009	$2,385
Passbook and statement savings Accounts	203	69
Certificate accounts	2,898	5,572
Early withdrawal penalties	(23)	(31)
Total	$5,087	$7,995

7.           Advances from the Federal Home Loan Bank

At December 31, 2010 and 2009, the Bank had $59.5 million and $64.5 million, respectively, of advances outstanding from the FHLB.  The maturity of the advances from the FHLB is as follows (in thousands):

	As of December 31,
	2010	Weighted Average Rate	2009	Weighted Average Rate
Contractual Maturity:
Within one year – fixed rate	$—	—%	$5,000	4.93%
After one but within three years – adjustable rate	22,000	4.58	22,000	4.58
Greater than five years – adjustable rate	37,500	3.89	37,500	3.89
Total advances	$59,500	4.14%	$64,500	4.20%

The Bank pledges as collateral to the advances their FHLB stock, investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 80% of the unpaid principal balances, 100% of total advances. The amount of qualifying loans was $51.3 million and $52.8 million, respectively, at December 31, 2010 and 2009. In addition to qualifying loans, the Corporation also pledges investment securities. The amount of investment securities pledged for advances was $36.0 million and $46.5 million, respectively, at December 31, 2010 and 2009. Advances are subject to prepayment penalties and to calls at the option of the FHLB of Atlanta. The advances callable in fiscal 2011 are $59.5 million with a weighted average rate of 4.14%. During fiscal years 2010 and 2009, the FHLB did not exercise any of the call provisions related to the advances.

8.           Securities Sold Under Agreements to Repurchase

The Company had $10.0 million and $18.5 million borrowed under agreements to repurchase at December 31, 2010 and 2009, respectively. The amortized cost of the securities underlying the agreements to repurchase at December 31, 2010 was $20.0 million and $19.1 million at December 31, 2009. The maximum amount outstanding at any month end during 2010 was $19.0 million and $20.4 million for 2009. The average amount of outstanding agreements for 2010 was $12.9 million and $18.1 million for 2009 and the approximate weighted average interest rate was 0.67% in 2010 and 1.56% in 2009.

9.           Floating Rate Junior Subordinated Deferrable Interest Debentures

On July 18, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust I (“Capital Trust I”). The Corporation is the owner of all of the common securities of Capital Trust I.  On July 21, 2006, Capital Trust I issued $4,000,000 in the form of floating/fixed rate capital securities through a pooled trust preferred securities offering.  The proceeds from this issuance, along with the Corporation’s $124,000 capital contribution for Capital Trust I’s common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due October 1, 2036 (the “Debentures”), which constitute the sole asset of Capital Trust I.  The interest rate on the Debentures and the capital securities will be equal to 7.393% for the first five years.  Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR.  The Corporation has, through the Trust Agreement establishing Capital Trust I, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Capital Trust I obligations under the capital securities. The stated maturity of the Debentures is October 1, 2036.  In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The Debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events that would either have a negative tax effect on Capital Trust I or the Corporation or would result in Capital Trust I being treated as an investment company that is required to be registered under the Investment Company Act of 1940.  The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods.  In July 2010, the Corporation exercised its right to defer payments on the Debentures for an indefinite period.  Distributions will continue to accrue interest at the then current rates.  The Corporation paid $229,000 and $305,000 in interest for the years ended December 31, 2010 and 2009, respectively, for the Capital Trust I debentures.

On November 28, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust II (“Capital Trust II”). The Corporation is the owner of all of the common securities of Capital Trust II. On December 15, 2006, Capital Trust II issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust (the “Trust”) issued on December 18, 2001. The proceeds from this issuance, along with the Corporation’s $247,000 capital contribution for Capital Trust’s II common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due March 1, 2037 (the “Debentures”), which constitute the sole asset of  Capital Trust II.  The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR, with a rate at December 31, 2010 of 2.04%. The Corporation has, through the Trust agreement establishing Capital Trust II, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of Capital Trust II obligations under the capital securities. The stated maturity of the Debentures is March 1, 2037. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The Debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events that would either have a negative tax effect on the Capital Trust II or the Corporation or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940.  The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. In July 2010, the Corporation exercised its right to defer payments on the Debentures for an indefinite period. Distributions will continue to accrue interest at the then current rates. The Corporation paid $83,100 and $225,000 in interest to the Capital Trust II in 2010 and 2009, respectively.

10.          Income Taxes

Income tax expense (benefit) is summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009

Current	$105	$(1,057)
Deferred	4,610	(2,954)
Total income tax expense (benefit)	$4,715	$(4,011)

10.          Income Taxes (continued)

The provision for income taxes differed from amounts computed by applying the statutory federal rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2010	2009

Tax at federal income tax rate	$(3,095)	$(3,877)
Increase (decrease) resulting from:
Interest on municipal bonds	(59)	(146)
Non-taxable life insurance income	(127)	(136)
Impairment of goodwill	—	393
Changes in valuation allowance	7,674	—
Other, net	322	(245)
Total	$4,715	$(4,011)

The Corporation had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

The tax effects of significant items comprising the Corporation’s deferred taxes as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Book reserves in excess of tax basis bad debt reserves	$1,925	$1,516
Deferred compensation	609	527
Net operating loss	3,876	1,630
Other-than-temporary-impairment	1,686	1,277
Mark-to-market adjustment	1,580	553
Charitable contribution limitation	8	6
Other real estate owned	514	355
Core deposit intangible	157	232
Loan discount amortization	91	105
Other	351	535
Total deferred tax asset	10,797	6,736
Less valuation allowance	7,674	—
Deferred tax asset after valuation allowance	3,123	6,736
Deferred tax liabilities:
Difference between book and tax property basis	36	80
Difference between book and tax Federal Home Loan Bank stock	85	85
Deferred loan fees	58	41
Partnership pass-through differences	43	51
Prepaid expenses	86	81
Total deferred tax liability	308	338
Net deferred tax asset	$2,815	$6,398

The deferred tax assets of $2.8 million and $6.4 million at December 31, 2010 and 2009 are included in other assets in the balance sheet.

10.	Income Taxes (continued)

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of asset and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carry-forwards depends on having sufficient taxable income of an appropriate character within the carry-back and carry-forward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations.

At December 31, 2010, the Company's net deferred tax assets totaled $10.8 million.  Based on the Company's projections for future taxable income over the next three years, cumulative tax losses over the previous three years and available tax planning strategies, the Company recorded a valuation allowance in the amount of $7.7 million through a charge against income tax expense (benefit).  The Company has net operating loss carryforwards of approximately $30.0 million which will expire 2029 through 2030 if not utilized to offset taxable income prior to that date. It is management’s belief that realization of the deferred tax asset, after the valuation allowance, is more likely than not.

As of December 31, 2009, the Company's analysis concluded that it was more likely that not that all of its net deferred income tax assets would be realized based on net operating loss carrybacks refundable from income taxes previously paid.  As a result, no valuation allowance was recorded at December 31, 2009.

The Company is subject to U.S. federal and South Carolina state income tax.  Tax authorities in various jurisdictions may examine the Company.  The Company and the Bank are not subject to federal and state income tax examinations for taxable years prior to 2007.

Retained earnings at December 31, 2010 includes approximately $1.6 million representing pre-1988 tax bad debt base year reserve amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse until indefinite future periods and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolutions, liquidations or redemption of the Bank’s stock.

11.	Employee Benefits

The Corporation has a contributory profit-sharing plan which is available to all eligible employees.  Annual employer contributions to the plan consist of an amount which matches participant contributions up to a maximum of 5% of a participant’s compensation and a discretionary amount determined annually by the Corporation’s Board of Directors.  The annual contributions to the plan will be 5% of a participant’s compensation. Employer expensed contributions to the plans were $112,500 and $150,000 for the years ended December 31, 2010 and 2009, respectively.

12.	Financial Instruments with Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments are commitments to extend credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

12.	Financial Instruments with Off Balance Sheet Risk (continued)

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

The Corporation had loan commitments as follows (in thousands):
	As of December 31,
	2010	2009

Fixed/variable interest rate commitments to fund residential credit	$975	$1,519
Commitments to fund commercial and construction loans	143	320
Unused portion of credit lines (principally variable-rate consumer lines secured by real estate)	28,457	38,292
Total	$29,575	$40,131

The Corporation has no additional financial instruments with off-balance sheet risk. The Corporation did not incur any losses on its commitments in the years ended December 31, 2010 and 2009.

13.	Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2010 (in thousands):

	December 31, 2010
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$24,865		$24,865
Securities available for sale	148,469		148,469
Federal Home Loan Bank stock, at cost	3,526		3,526
Federal Reserve Bank stock, at cost	832		832
Loans, net	198,896		198,279
Accrued interest receivable	1,575		1,575
Cash surrender value of life insurance	8,623		8,623

Financial liabilities
Deposits	$313,128		$299,950
Advances from FHLB and other borrowings	59,500		61,357
Securities sold under agreement to repurchase	10,028		10,027
Floating rate junior subordinated deferrable interest debentures	12,372		12,372
Accrued interest payable	663		663

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(29,575)	$	(—)

13.	Fair Value of Financial Instruments (continued)

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2009 (in thousands):
	December 31, 2009
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$15,631		$15,631
Securities available for sale	147,816		147,816
Securities held to maturity	3,934		3,976
Federal Home Loan Bank stock, at cost	3,947		3,947
Federal Reserve Bank stock, at cost	832		832
Loans, net	250,420		250,455
Accrued interest receivable	2,238		2,238
Cash surrender value of life insurance	9,332		9,332

Financial liabilities
Deposits	$332,762		$323,113
Advances from FHLB and other borrowings	64,500		67,457
Securities sold under agreement to repurchase	18,520		18,544
Floating rate junior subordinated deferrable interest debentures	12,372		10,758
Accrued interest payable	581		581

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(40,131)	$	(—)

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

13.	Fair Value of Financial Instruments (continued)

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

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. Therefore, at December 31, 2010, loans classified as impaired totaled $18.8 million. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Corporation records the impaired loans as nonrecurring Level 3.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to impairment testing. Goodwill and other intangible assets measured at fair value on a nonrecurring basis relate to intangible assets (deposit premium intangible) that were acquired in connection with acquisitions and were valued at their fair market values at the time of acquisition. As such, the Corporation classifies goodwill and other intangible assets subjected to nonrecurring value adjustments as Level 3. The Corporation evaluated its goodwill and intangibles in 2009 and determined the entire amounts to be impaired. Therefore, the Corporation did not have any goodwill or other intangible assets at December 31, 2010.

13.	Fair Value of Financial Instruments (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2010 and December 31, 2009 (In thousands).

	2010	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$2	$2	$—	$—
Government Sponsored Enterprises	54,772	54,772	—	—
Trust Preferred securities	4,548	—	2,614	1,934
Total investment securities	59,322	54,774	2,614	1,934
Mortgage-backed and related securities	89,147	—	89,147	—
Total	$148,469	$54,774	$91,761	$1,934

	2009	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$4	$4	$—	$—
Government Sponsored Enterprises	78,471	78,471	—	—
Municipal securities	6,042	—	6,042	—
Trust Preferred securities	5,912	—	2,802	3,110
Total investment securities	90,429	78,475	8,844	3,110
Mortgage-backed and related securities	57,387	—	57,387	—
Total	$147,816	$78,475	$66,231	$3,110

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2010.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Investment Securities
Available-for-Sale
Beginning balance at December 31, 2009	$3,110,000
Transfers in of Level 3	—
Gain/(Loss) for the year	(1,176,000)
Purchases, sales, issuances and settlements, net	—
Ending balance at December 31, 2010	$1,934,000

13.	Fair Value of Financial Instruments (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets  and liabilities measured at fair value on a nonrecurring basis at December 31, 2010 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Non performing loans	$17,038,000	$—	$17,038,000	$—
Other real estate owned	10,618,000	—	10,618,000	—
Total assets at fair value	$27,656,000	$—	$27,656,000	$—

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Non performing loans	$20,194,000	$—	$20,194,000	$—
Other real estate owned	5,917,000	—	5,917,000	—
Total assets at fair value	$26,111,000	$—	$26,111,000	$—

14.	Preferred Stock

On March 13, 2009, as part of the United States Department of the Treasury’s Capital Purchase Program, the Corporation issued 9,266 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 178,880 shares of the Corporation’s common stock for a period of ten years at an exercise price of $7.77 per share, in exchange for $9,266,000 in cash from the United States Department of the Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant.  As a result, $25,000 of the proceeds was allocated to the warrant. The amount allocated to the warrant is considered a discount on the preferred stock and will be amortized using the level yield method over a five-year period through a charge to retained earnings. Such amortization will not reduce net income, but will reduce income available to common shareholders. Fair market value of the preferred stock was determined by using a discounted cash flow model that assumed a market dividend yield for similar preferred stock.

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

In July 2010, the Corporation deferred payment of its dividend on the preferred stock.  Failure of the Corporation to pay dividends for six periods would trigger board appointment rights for the holders of the preferred stock.

15.	Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans through foreclosure is summarized as follows:

	Years Ended December 31,
	2010	2009

Balance at beginning of period	$5,917	$667
Foreclosures added during the period	9,271	5,809
Sales of Foreclosed property, net of improvements	(2,739)	116
Provision charged as a write-down	(1,831)	(675)
Balance at the end of period	$10,618	$5,917

Net real estate operations expense was $2,683,000 and $555,000 for the years ended December 31, 2010 and 2009, respectively.

16.	Supplemental Cash Flow Disclosures

	Years Ended December 31,
	2010	2009
Cash paid for:
Income taxes	$—	$—
Interest	8,129	11,713
Non-cash transactions:
Loans foreclosed	9,271	5,809
Unrealized gain (loss) on securities available for sale	(4,273)	(1,495)

17.	Commitments and Contingencies

Lease commitments - The Corporation leases certain Bank facilities under rental agreements that have expiration dates between 2018 and 2025. Future minimum rental payments due under these leases are as follows:

Years Ended
2011	$469,464
2012	469,464
2013	469,464
2014	469,464
2015	469,464
Thereafter	1,900,728

Total rent expense for the years ended December 31, 2010 and 2009 was $463,131 and $484,000, respectively.

Lines of credit - At December 31, 2010, the Corporation had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $28.0 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Corporation makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Piedmont region of South Carolina and North Carolina.  The Corporation’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.  Management has identified a concentration of a type of lending that it is monitoring.  Commercial non-mortgage loans totaled $46.8 million at December 31, 2010 representing 455.8% of total equity and 22.7% of loans receivable.  At December 31, 2009, this concentration totaled $73.5 million representing 281% of total equity and 29% of net loans receivable. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and are generally secured by a variety of collateral types, primarily accounts receivable, inventory and equipment.

17.	Commitments and Contingencies (continued)

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that the Corporation has a concentration of loans that exceed one of the regulatory guidelines for loan-to-value ratios.  This particular guideline states that the total amount by which commercial, agricultural, and multifamily and other non-residential properties exceed the regulatory maximum loan-to-value ratio limits should not exceed 30% of a bank’s total risk-based capital.  The excess over regulatory guidelines for these types of loans totaled $31.8 million at December 31, 2010 representing 117.8% of the Bank’s total risk-based capital.

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

18.	Stock Option Plans

At December 31, 2010, the Corporation had the following stock options outstanding.

Grant Date	Shares Granted	Average Exercise Price Per Share	Average Intrinsic Value(1)	Expiration Date	Earliest Date Exercisable

January, 2001	15,340	$9.06	$–	January, 2011	January, 2001
January, 2002	13,073	10.36	–	January 2012	January, 2002
April, 2002	750	13.00	–	April, 2012	April, 2002
December, 2003	36,000	16.75	–	December, 2013	December, 2003
January, 2005	1,000	16.60	–	January, 2015	January, 2005
March, 2005	20,500	17.26	–	March, 2015	March, 2005
Total shares granted	86,663		$–

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.  This amount changes based on changes in the market value of the Corporation’s stock.

At December 31, 2010, the Corporation had the following options exercisable:
Fiscal Year	Range of exercise price	Weighted Average Remaining Contractual Life	Number Options Exercisable	Average Exercise Price

2001	$9.06	.1 years	15,340	$9.06
2002	10.36-13.00	1.0 years	13,823	10.50
2003	16.75	3 years	36,000	16.75
2005	16.60-17.26	4.2 years	21,500	17.23
	$9.06-$17.26		86,663	$14.50

Options for the two previous fiscal years that were forfeited and exercised as follows:

	Stock options	Weighted average exercise

Outstanding at December 31, 2008	94,113	$14.44
Granted	–	–
Forfeited	(3,250)	16.02
Exercised	–	–
Outstanding at December 31, 2009	90,863	$14.44
Granted	–	–
Forfeited	(4,200)	11.96
Exercised	–	–
Outstanding at December 31, 2010	86,663	$14.50

The intrinsic value of options exercised for the years ended December 31, 2010 and 2009 was $0 for both years.

19.	Liquidation Account, Dividend Restrictions and Regulatory Matters

Liquidation Account

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

Dividend Restrictions

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

Capital Guidelines

The Bank and the Corporation are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. PCA provisions are not applicable to bank holding companies.

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

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. However, so long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized. At December 31, 2010, the Bank did not meet the higher capital requirements required by the consent order and is evaluating alternatives to increase capital.   The Bank’s capital category as of December 31, 2010, is determined solely for the purpose of applying the PCA restrictions, and the Bank’s capital category as of December 31, 2010, may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

19.	Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

Under present regulations of the OCC, the Bank must have core capital (leverage requirement) equal to 4.0% of assets, of which 1.5% must be tangible capital, excluding intangible assets.  The Bank must also maintain risk-based regulatory capital as a percent of risk weighted assets at least equal to 8.0%. In measuring compliance with capital standards, certain adjustments must be made to capital and total assets. In addition, the Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets.

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

					Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$16,343	3.87%	$16,902	4.00%	$	n/a	n/a	%
Bank	23,954	5.67	16,890	4.00		33,780	8.00
Tier 1 capital ratio
Corporation	16,343	6.67	9,799	4.00		n/a	n/a
Bank	23,954	9.75	9,827	4.00		n/a	n/a	(1)
Total risk-based capital ratio
Corporation	27,030	11.03	19,598	8.00		n/a	n/a
Bank	26,990	10.99	19,655	8.00		29,482	12.00

December 31, 2009
Leverage ratio
Corporation	$31,511	6.91%	$18,234	4.00%	$	n/a	n/a	%
Bank	32,924	7.17	18,364	4.00		22,955	5.00
Tier 1 capital ratio
Corporation	31,511	10.38	12,140	4.00		n/a	n/a
Bank	32,924	10.86	12,125	4.00		18,188	6.00
Total risk-based capital ratio
Corporation	38,259	12.61	24,279	8.00		n/a	n/a
Bank	36,703	12.11	24,251	8.00		30,314	10.00

(1) Minimum capital amounts and ratios presented as of December 31, 2009, are the amounts to be well-capitalized under the various regulatory capital requirements administered by the federal banking agencies.  On December 21, 2010, the Bank became subject to a regulatory Consent Order with the OCC.  Minimum capital amounts and ratios presented for the Bank as of December 31, 2010, are the minimum levels set forth in the Consent Order.  No minimum total capital to risk-weighted assets ratio was specified in the Consent Order.  Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the OCC.

The ability of the Corporation to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  The dividends that may be paid by the Bank to the Corporation are subject to legal limitations and regulatory capital requirements.  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.  Further, the Corporation cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock for the dividend period ending during the calendar quarter have been declared and the Corporation has not failed to pay a dividend in the full amount of the Preferred Stock with respect to the period in which such dividend payment in respect of its common stock would occur. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on December 21, 2010, that prohibit the Bank from paying cash dividends to the Corporation.  As of December 31, 2010, no cash dividends have been declared or paid by the Bank or the Corporation.

19.	Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $5.6 million at December 31, 2010 and $4.8 million at December 31, 2009.

Consent Order and Written Agreement

Due to the Bank’s financial condition, the Office of the Comptroller of the Currency (“OCC”) required that the Bank’s Board of Directors sign a formal enforcement action (“Consent Order”) with the OCC which conveys specific actions needed to address certain findings from their examination and to address the Bank’s current financial condition.  The Bank entered into a Consent Order with the OCC on December 21, 2010, which contains a list of strict requirements ranging from a capital directive, which requires it to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which it is subject to limitations on the maximum interest rates it can pay on deposit accounts.

In addition, the Consent Order required the Bank to develop by March 21, 2011, a three-year capital plan, which includes, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital. The Consent Order also required the Bank to develop by March 21, 2011, a strategic plan covering at least a three-year period, which among other things, included a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific bank personnel who are responsible and accountable for the plan, and a description of systems to monitor our progress.

The Consent Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve its asset quality as well as routine reporting on its progress toward compliance with the Consent Order to the Board of Directors and the OCC.  As a result of the terms of the executed Consent Order, the Bank is no longer deemed “well-capitalized,” regardless of its capital levels.

The Consent Order also requires the establishment of certain plans and programs.  The Bank’s compliance committee   monitors and coordinates compliance with the Consent Order.  The committee consists of five members of its board of directors and meets at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the Consent Order.

19.	Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

In order to comply with the Consent Order, the Bank:

•
Revise its liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs.  The plan includes specific plans for how the Bank plans to comply with regulatory restrictions which limit the interest rates the bank can offer to depositors;

•
Revise its loan policy, and created a commercial real estate concentration management program.  The Bank also established a new loan review program to ensure the timely and independent identification of problem loans and  modified  its existing program for the maintenance of an adequate allowance for loan and lease losses;

•
Take immediate and continuing action to protect the Bank’s interest in certain assets identified by the OCC or any other bank examiner and developed a criticized assets report covering the entire credit relationship with respect to such assets;

•	Implement and adhere to a program for the maintenance of an adequate ALLL that is consistent with OCC requirements;

•	ensured that the Bank has competent management in place on a full-time basis to carry out the board’s policies and operate the Bank in a safe and sound manner.

On March 19, 2011, the Bank’s board submitted a written strategic plan and capital plan to the OCC covering a three-year period which included an action plan for increasing the Bank’s capital ratios to the minimums set forth in the order.  The order also required the Bank to achieve and maintain Tier 1 capital at least equal to 12% of risk-weighted assets and at least equal to 8% of adjusted total assets by April 21, 2011.  The Bank has been working on efforts to achieve the capital levels imposed under the Consent Order. Once the Bank receives the OCC’s written determination of no supervisory objection, the Bank’s Board of Directors will adopt and implement the plans.

Overall, the Bank is undercapitalized and must increase its capital or it may face further regulatory action. If the Bank does not obtain additional capital or sell assets to reduce the size of its balance sheet to a level which can be supported by its capital levels, it will not meet the capital minimums set forth in the Consent Order.  Failure to meet the minimum ratios set forth in the Consent Order could result in regulators taking additional enforcement actions against the Bank.  Its ability to raise capital is contingent on the current capital markets and on its financial performance.  Available capital markets are not currently favorable, and management cannot be certain of the Corporation’s ability to raise capital on any terms.

Liquidity

The Corporation and the Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately.   A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs.  Although a number of these sources have been limited or are no longer available following execution of the Consent Order with the OCC, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2011 and believes that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.  However, it is unclear at this point what impact, if any, the limitations on interest rates included in the Consent Order will have on the Corporation’s continued ability to maintain adequate liquidity. (See Note 6- Deposits, Note 17 – Lines of Credit, and Note 7 – FHLB Advances for complete description of funding sources and limitations.)

Management has taken a number of actions to increase its short-term liquidity position to meet the Corporation’s projected liquidity needs during this timeframe, with liquid, unpledged cash and investments of $81.7 million as of December 31, 2010.  In addition, management believes that upon completion of a successful capital raise during 2011, a number of the funding sources which were limited following the Consent Order will again become available to the Bank to meet its funding needs.

19.	Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

Management is diligently continuing to work with its financial and professional advisors to seek qualified sources of outside capital as well as to evaluate opportunities to further reduce the size of the Bank’s balance sheet by selling assets. Management believes that its current strategy to raise additional capital and dispose of assets to deleverage will allow it to raise its capital ratios to the minimums set forth in the Consent Order with the OCC.  As part of the capital plans submitted to the OCC, the Corporation and the Bank are pursuing a number of strategic options, including a combination of capital raises and the sale of certain of the Bank’s assets to improve the Bank’s capital position.   In addition, since December 31, 2009, the size of the Corporation’s balance sheet has decreased, primarily due to a reduction of loans of approximately $48.3 million.  Such reduction resulted primarily from loan payoffs.  There can be no assurances as to when or whether the negotiation of a sale of any assets will be successful. See Note 19 – Regulatory Capital Requirements for specific details regarding the amounts of additional capital needed to satisfy the minimum capital requirements in the Consent Order.

The Corporation relies on dividends from the Bank as its primary source of liquidity.  The Corporation is a legal entity separate and distinct from the Bank.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends.   In addition, the terms of the Consent Order further limit the Bank's ability to pay dividends to the Corporation to satisfy its funding needs.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have continued to severely impact the Bank throughout 2010.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers' cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank’s level of nonperforming assets have increased to $18.8 million as of December 31, 2010, related primarily to deterioration in the credit quality of its loans collateralized by real estate. Accordingly, the Company has recorded provision for loan losses of $9.1 million and $8.7 million, respectively, for the years ended December 31, 2010 and 2009, and, consequently incurred significant losses each year.

Uncertainty surrounding the Company’s ability to raise additional capital is a factor which has cast doubt about its ability to continue in operation.  As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility.  Management cannot predict when or if the capital markets will return to more favorable conditions.  The Bank’s management is actively evaluating a number of capital sources and balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet and meet or exceed the minimum requirements set forth in the Consent Order.

There can be no assurances that the Corporation will be successful in its efforts to raise additional capital.  An equity financing transaction of this type would result in substantial dilution to the Corporation’s current shareholders.   Although management is committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time.  Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

20.	Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the level 3 reconciliation. The new disclosures are effective for the Corporation issuance and have been reflected in Note 13.

20.	Recently Issued Accounting Standards (continued)

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting.  The amendments were effective for the Corporation on July 1, 2010.  These amendments will have no impact on the financial statements.

In April 2010, guidance was issued related to accounting for acquired troubled loans that are subsequently modified.  The guidance provides that if these loans meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. These amendments had no impact on the financial statements.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Corporation is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.  Disclosures about Troubled Debt Restructurings (TDRs) required by the Update have been deferred by FASB in an update issued in early 2011. The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011.

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

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Corporation’s financial statements.

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Corporation for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted.  The Corporation does not expect the amendment to have any impact on the financial statements.

20.	Recently Issued Accounting Standards (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

21.	Provident Community Bancshares, Inc. Financial Information(Parent Corporation Only)

Condensed financial information for Provident Community Bancshares is presented as follows (in thousands):

	As of December 31,
Condensed Balance Sheets	2010	2009
Assets:
Cash and due from banks	$293	$1,638
Investment in subsidiary	22,230	36,565
Other	375	380
Total assets	$22,898	$38,583

Liabilities and Shareholders’ Equity:
Accrued interest payable	$257	$90
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Shareholders’ equity	10,269	26,121
Total liabilities and shareholders’ equity	$22,898	$38,583

	Years Ended December 31,
	2010	2009
Condensed Statements of Income(Loss)
Equity in undistributed earnings (losses) of subsidiary	$(13,529)	$(6,774)
Interest expense	(479)	(530)
Income tax credits	273	—
Other expense, net	(79)	(87)
Net loss	$(13,814)	$(7,391)

Condensed Statements of Cash Flows
Operating Activities:
Net loss	$(13,814)	$(7,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed earnings (losses) of subsidiary	13,529	6,774
(Decrease) increase in other assets and liabilities, net	172	(16)
Net cash used in operating activities	(113)	(633)
Investing Activities:
Capital contribution to subsidiary	(1,000)	(7,766)
Net cash used in investing activities	(1,000)	(7,766)
Financing Activities:
Dividend reinvestment plan contributions	—	16
Issuance of preferred stock	—	9,240
Issuance of common stock warrants	—	25
Preferred stock dividends paid	(232)	(310)
Cash dividends paid	—	(107)
Net cash provided (used) by financing activities	(232)	8,864
Net increase (decrease) in cash and due from banks	(1,345)	465
Cash and due from banks at beginning of period	1,638	1,173
Cash and due from banks at end of period	$293	$1,638

22.	Subsequent Events

The Corporation has evaluated events and transactions through the filing date for potential recognition or disclosure in the consolidated financial statements and has determined there are no subsequent events to disclose.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

(c)           Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Compliance with Section 16(a) of the Exchange Act

Reference is made to the cover page of this Form 10-K and to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with section 16(a) of the Exchange Act.

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

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of Provident Community Bancshares.  The day-to-day management duties of the executive officers of Provident Community Bancshares and the Bank relate primarily to their duties as to the Bank.  The executive officers of Provident Community Bancshares currently are as follows:

Name	Age(1)	Position as of December 31, 2010

Dwight V. Neese	60	President, Chief Executive Officer and Director
Richard H. Flake	62	Executive Vice President – Chief Financial Officer
Lud W. Vaughn	60	Executive Vice President – Chief Operating Officer

(1)       At December 31, 2010.

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

(d)            Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2010.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	86,663	$14.51	157,273
Equity compensation plans not approved by security holders	—	—	—
Total	86,663	$14.51	157,373

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

10(p)	Consent Order issued by the Comptroller of the Currency	Form 8-K as filed on December 23, 2010

10(q)	Stipulation and Consent to the Issuance of a Consent Order, dated December 21, 2010, between the Comptroller of the Currency and Provident Community Bank	Form 8-K as filed on December 23, 2010

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99(a)	Principal Executive Officer Certification Regarding TARP

99(b)	Principal Financial Officer Certification Regarding TARP

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.

Date:	March 28, 2011	By:	/s/ Dwight V. Neese
Dwight V. Neese
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwight V. Neese	By:	/s/ Russell H. Smart
	Dwight V. Neese		Russell H. Smart
	(Principal Executive Officer)		Director

Date:	March 28, 2011	Date:	March 28, 2011

By:	/s/ Richard H. Flake	By:	/s/ Phillip C. Wilkins
	Richard H. Flake		Phillip C. Wilkins
	(Principal Financial and		Director
Accounting Officer)

Date:	March 28, 2011	Date:	March 28, 2011

By:	/s/ Robert H. Breakfield
Robert H. Breakfield
Director

Date:	March 28, 2011

By:	/s/ William M. Graham
William M. Graham
Director

Date:	March 28, 2011

By:	/s/ Carl L. Mason
Carl L. Mason
Director

Date:	March 28, 2011