Form 10-Q
period 2011-03-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2011-05-13
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(803)325-9400
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
Yes ☐ No ☒

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of May 2, 2011.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Part 1.    Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010

	March 31,	December 31,
ASSETS	2011	2010
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$4,545	$4,755
Interest earning balances with the Federal Reserve	6,073	5,638
Federal funds sold	25,302	14,472
Cash and cash equivalents	35,920	24,865

Investment and mortgage-backed securities-available for sale	141,897	148,469

Loans, net of unearned fees	194,472	206,275
Allowance for loan losses (ALL)	(6,949)	(7,379)
Loans, net of ALL	187,523	198,896

Real estate acquired through foreclosure	9,050	10,618
Office properties and equipment, net	5,004	5,101
Federal Home Loan Bank stock, at cost	3,526	3,526
Federal Reserve Bank stock, at cost	832	832
Accrued interest receivable	1,274	1,575
Cash surrender value of life insurance	8,713	8,623
Other assets	6,524	6,213
TOTAL ASSETS	$400,263	$408,718

LIABILITIES

Demand and savings deposits	$163,578	$165,985
Time deposits	144,751	147,143
Total deposits	308,329	313,128
Advances from the Federal Home Loan Bank	59,500	59,500
Securities sold under agreements to repurchase	7,307	10,028
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	745	663
Other liabilities	2,420	2,758
TOTAL LIABILITIES	390,673	398,449

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500, 000 shares
issued and outstanding - 9,266 shares
at March 31, 2011 and December 31, 2010, respectively	9,251	9,250
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued and outstanding - 1,790,599 shares at March 31, 2011
and December 31, 2010,respectively	20	20
Common stock warrants	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(3,568)	(2,778)
Retained deficit, substantially restricted	(2,757)	(2,867)
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	9,590	10,269

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$400,263	$408,718

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended March 31, 2011 and 2010 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$2,444	$3,120
Deposits and federal funds sold	10	6
Interest and dividends on mortgage-backed securities	632	429
Interest and dividends on investment securities	516	975
Total interest income	3,602	4,530

Interest Expense:
Deposit accounts	880	1,547
Floating rate junior subordinated deferrable interest debentures	118	118
Advances from the FHLB and other borrowings	619	744
Total interest expense	1,617	2,409

Net Interest Income	1,985	2,121
Provision for loan losses	0	896
Net interest income after
provision for loan losses	1,985	1,225

Non-Interest Income:
Fees for financial services	635	662
Other fees, net	11	23
Other-than-temporary-impairment write-down on securities	--	(303)
Net (loss) gain on sale of investments	(4)	677
Total non-interest income	642	1,059

Non-Interest Expense:
Compensation and employee benefits	1,063	1,122
Occupancy and equipment	631	599
Deposit insurance premiums	178	144
Professional services	136	100
Advertising and public relations	11	13
OREO and loan operations	164	93
Items processing	76	77
Telephone	41	37
Other	205	154
Total non-interest expense	2,505	2,339

Net Income (loss) before income taxes	122	-55
Expense (benefit) for income taxes	11	(73)
Net income	111	18
Accretion of preferred stock to redemption value and preferred dividends accrued	117	117
Net loss to common shareholders	$(6)	$(99)

Net loss per common share (basic)	$(0.01)	$(0.06)

Net loss per common share (diluted)	$(0.01)	$(0.06)

Weighted average number of common shares outstanding

Basic	1,790,599	1,790,599

Diluted	1,790,599	1,790,599

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net income	$111	$18
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	--	896
Amortization of securities	233	320
Depreciation expense	100	118
Recognition of deferred income, net of costs	(29)	(65)
Deferral of fee income, net of costs	40	56
Other than temporary impairment charge on AFS securities	--	303
Loss (gain) on investment transactions	4	(677)
Gain on OREO sales	(15)	--
OREO impairment	166	--
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	301	375
Increase in cash surrender value of life insurance	(90)	(98)
Decrease in other assets	114	(333)
Increase (decrease) in other liabilities	(338)	176
Increase (decrease) in accrued interest payable	82	(42)

Net cash provided by operating activities	679	1,047

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(14,488)	(40,598)
Proceeds from sale of investment and mortgage-
backed securities:
Available for sale	16,268	26,495
Proceeds from maturity of investment and mortgage-
backed securities:
Available for sale	1	27,848
Principal repayments on mortgage-backed securities:
Available for sale	3,339	6,819
Net decrease in loans	10,883	11,582
Proceeds from sales of foreclosed assets, net of costs and improvements	1,896	30
Purchase of office properties and equipment	(3)	(17)

Net cash provided by investing activities	17,896	32,159

FINANCING ACTIVITIES:

Dividends paid on preferred stock	--	(116)
Decrease in other borrowings	(2,721)	(11,529)
Decrease in deposit accounts	(4,799)	(6,816)

Net cash used by financing activities	(7,520)	(18,461)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	11,055	14,745

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	24,865	15,631

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$35,920	$30,376

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	--	$18
Interest	1,535	2,451

Non-cash transactions:
Loans foreclosed	$479	$559
Unrealized gain (loss) on securities available for sale, net of income tax	(786)	(395)

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2011 and 2010 (Unaudited)

							Retained	Accumulated
						Additional	Earnings,	Other		Total
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Treasury Stock	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	at Cost	Equity
			(Dollars in Thousands, Except Share Data)
BALANCE AT DECEMBER 31, 2009	9,266	$9,245	1,790,599	$20	$25	$12,919	$11,184	$(972)	$(6,300)	$26,121

Net income							18			18

Other comprehensive loss, net of tax of $87,000 on unrealized holding losses on securities available for sale arising during period								(395)		(395)
Less reclassification adjustment for gains and other than temporary investment charge in net loss								232		232
Comprehensive loss										(145)

Accretion of Preferred Stock to redemption value		1					(1)			--

Preferred stock dividend							(116)			(116)

BALANCE AT MARCH 31, 2010	9,266	$9,246	1,790,599	$20	$25	$12,919	$11,085	$(1,135)	$(6,300)	$25,860

BALANCE AT DECEMBER 31, 2010	9,266	$9,250	1,790,599	$20	$25	$12,919	$(2,867)	$(2,778)	$(6,300)	$10,269

Net income							111			111

Other comprehensive loss, net of tax of $423,000 on unrealized holding losses on securities available for sale arising during period								(786)		(786)
Less reclassification adjustment for gains and other than temporary investment charge in net income								(4)		(4)
Comprehensive loss										(679)

Accretion of Preferred Stock to redemption value		1					(1)			--

BALANCE AT MARCH 31, 2011	9,266	$9,251	1,790,599	$20	$25	$12,919	$(2,757)	$(3,568)	$(6,300)	$9,590

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) and Provident Community Bank (the “Bank”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. This quarterly report should be read in conjunction with the Corporation’s annual report on Form 10-K for the year ended December 31, 2010. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Corporation is required to include these disclosures in their interim and annual financial statements.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Corporation for business combinations for which the acquisition date is on or after January 1, 2011. The Corporation does not expect the amendment to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2.    Loss Per Share

Basic loss per common share amounts for the three months ended March 31, 2011 and 2010 were computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts for the dilutive effect of outstanding common stock options and warrants during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted loss per share calculation for the three months ended March 31, 2011 and 2010 as all outstanding options had weighted average exercise prices in excess of the weighted average market value for the periods presented. Anti-dilutive common stock equivalents that were excluded in the diluted loss per share calculation for the three months ended March 31, 2011 and 2010 were 265,543 and 269,743, respectively.

3.    Assets Pledged

Approximately $83.4 million and $78.5 million of debt securities at March 31, 2011 and December 31, 2010, respectively, were pledged by Provident Community Bank, N.A. (the “Bank”) as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.    Loans, net

Information about non-performing loans for the periods ended March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10	$6,893	$6,301
Other impaired loans	14,339	12,525
Total impaired loans	$21,232	$18,826
Average monthly balance of impaired loans	$20,029	$22,280
Specific allowance for credit losses	$1,788	$1,788

Non-performing Loans
For the Periods Ended March 31, 2011 and December 31, 2010

		Unpaid			Average
March 31, 2011	Recorded	Principal	Related	Specific	Recorded
	Investment	Balance	Allowance	Allowance	Investment

With no related allowance recorded:
Commercial
Commercial Real Estate	$2,448	$2,448	$--	$--	$2,448
Commercial Real Estate
Construction	3,285	3,285	--	--	3,285
Commercial
Non Real Estate	159	159	--	--	159
Consumer
Consumer – other	394	394	--	--	394
Consumer – home equity	35	35	--	--	35
Residential Real Estate
1-4 family	1,120	1,120	--	--	1,120

With an allowance recorded:
Commercial
Commercial Real Estate	$7,781	$5,229	$2,552	$1,502	$6,505
Commercial Real Estate
Construction	9,016	6,121	2,895	250	7,569
Commercial
Non Real Estate	892	634	258	--	763
Consumer
Consumer – other	2,061	1,237	824	36	1,649
Consumer-home equity	133	119	14	--	126
Residential Real Estate
1-4 family	586	451	135	--	519
Total:	$27,910	$21,232	$6,678	$1,788	$24,572
Commercial	23,581	17,876	5,705	250	20,729
Consumer	2,623	1,785	838	36	2,204
Residential	1,706	1,571	135	--	1,639

		Unpaid			Average
December 31, 2010	Recorded	Principal	Related	Specific	Recorded
	Investment	Balance	Allowance	Allowance	Investment

With no related allowance recorded:
Commercial
Commercial Real Estate	$3,729	$3,729	$--	$--	$3,729
Commercial Real Estate
Construction	3,195	3,195	--	--	3,195
Commercial
Non Real Estate	440	440	--	--	440
Consumer
Consumer – other	1,167	1,167	--	--	1,167
Consumer – home equity	147	147	--	--	147
Residential Real Estate
1-4 family	1,148	1,148	--	--	1,148

With an allowance recorded:
Commercial
Commercial Real Estate	$5,005	$2,174	$2,831	$1,502	$3,590
Commercial Real Estate
Construction	8,127	5,206	2,921	250	6,667
Commercial
Non Real Estate	845	608	237	--	726
Consumer
Consumer – other	1,355	625	730	36	990
Residential Real Estate
1-4 family	575	387	189	--	481
Total:	$25,733	$18,826	$6,908	$1,788	$22,280
Commercial	21,341	15,352	5,989	1,752	18,347
Consumer	2,669	1,939	730	36	2,304
Residential	1,723	1,535	189	--	1,629

At March 31, 2011 and December 31, 2010, loans which are accounted for on a non-accrual basis:

Loans Receivable on Non-accrual Status
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
Commercial
Commercial real estate	$7,677	$5,904
Commercial real estate construction	9,406	8,401
Commercial real estate other	793	1,048
Consumer
Consumer – other	1,617	1,792
Consumer – automobile	14	--
Consumer – home equity	154	147
Residential Real Estate
1-4 family	1,571	1,534
Total	$21,232	$18,826

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Periods Ended March 31, 2011 and December 31, 2010

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

March 31, 2011

Allowance for loan losses:

Beginning balance	$2,166	$4,602	$335	$276	$7,379
Chargeoffs	(167)	(279)	(133)	--	(579)
Recoveries	31	53	4	61	149
Provisions	--	--	--	--	--
Ending balance	$2,030	$4,376	$206	$337	$6,949

Loans receivable:

Ending balance - total	$42,719	$94,083	$43,401	$14,513	$194,716

Ending balances:
Individually evaluated
for impairment	$792	$17,084	$1,785	$1,571	$21,232

Collectively evaluated
for impairment	$41,927	$76,999	$41,616	$12,942	$173,484

December 31, 2010

Allowance for loan losses:

Beginning balance	$1,947	$2,773	$502	$357	$5,579
Chargeoffs	(976)	(6,044)	(1,423)	(262)	(8,705)
Recoveries	118	1,203	25	69	1,415
Provisions	1,077	6,670	1,231	112	9,090
Ending balance	$2,166	$4,602	$335	$276	$7,379

Loans receivable:

Ending balance - total	$46,809	$99,612	$45,269	$14,831	$206,521

Ending balances:
Individually evaluated
for impairment	$1,048	$14,304	$1,939	$1,535	$18,826

Collectively evaluated
for impairment	$45,761	$85,308	$43,330	$13,296	$187,695

Credit Quality Indicators
As of March 31, 2011 and December 31, 2010

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

			Commercial		Commercial Real
	Commercial-Other		Construction		Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010

Grade 1 Superior Quality	$4	$4	$--	$--	$--	$--
Grade 2 Good Quality	338	340	--	--	--	--
Grade 3 Satisfactory	1,081	1,879	1,746	1,818	6,586	7,000
Grade 4 Acceptable	13,403	14,925	7,279	7,785	64,937	72,885
Grade 5 Special Mention	2,561	2,866	2,742	1,302	10,292	8,304
Grade 6 Substandard	2,564	3,901	11 ,001	11,989	12,244	11,423
Grade 7 Doubtful	--	--	--	--	24	--
Total	$19,951	$23,915	$22,768	$22,894	$94,083	$99,612

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Residential		Consumer
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Grade:
Pass	$12,653	$13,282	$40,361	$42,273
Special mention	--	--	--	--
Substandard	1,860	1,549	3,040	2,996
Total	$14,513	$14,831	$43,401	$45,269

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
			Consumer				Residential real estate
	Other		Automobile		Home equity		1-4 family
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010

Performing	$24,776	$25,366	$1,235	$1,502	$15,605	$16,462	$12,942	$13,297
Nonperforming	1,617	1,792	14	--	154	147	1,571	1,534
Total	$26,393	$27,158	$1,249	$1,502	$15,759	$16,609	$14,513	$14,831

The following are past due loan trends for the Corporation’s loans receivable for the periods ended March 31, 2011 and December 31, 2010.

			Greater
	30 – 59 Days	60 – 89 Days	Than	Total Past		Total Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
March 31, 2011

Commercial non real estate	$39	$80	$843	$962	$18,989	$19,951
Commercial real estate:
Commercial real estate – other	579	2,245	6,131	8,955	85,128	94,083
Commercial real estate – construction	26	471	5,629	6,126	16,642	22,768
Consumer:
Consumer – other	496	190	892	1,578	24,815	26,393
Consumer – automobile	40	61	--	101	1,148	1,249
Consumer – home equity	203	35	61	299	15,460	15,759
Residential 1-4 family	1,603	417	516	2,536	11,977	14,513
Total	$2,986	$3,499	$14,072	$20,557	$174,159	$194,716

December 31, 2010

Commercial non real estate	$175	$221	$1,089	$1,485	$22,430	$23,915
Commercial real estate:
Commercial real estate – other	466	292	5,743	6,501	93,111	99,612
Commercial real estate – construction	1,202	1,591	7,246	10,039	12,855	22,894
Consumer:
Consumer – other	718	472	886	2,076	25,082	27,158
Consumer – automobile	66	32	--	98	1,404	1,502
Consumer – home equity	148	94	14	256	16,353	16,609
Residential 1-4 family	1,060	656	1,119	2,835	11,996	14,831
Total	$3,835	$3,358	$16,097	$23,290	$183,231	$206,521

5.    Contingencies and loan commitments

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2011 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$786,600
Commitments to fund commercial and construction loans	143,000
Unused portions of loans and credit lines	30,535,000
Total loan commitments	$31,464,600

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Commitments outstanding at March 31, 2011 consisted of fixed and adjustable rate loans at rates ranging from 5.5% to 7.5%. Commitments to originate loans generally expire within 30 to 60 days.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $31.5 million at March 31, 2011.

6.    Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures

On July 18, 2006, Provident Community Bancshares Capital Trust I (“Capital Trust I”) was formed. The Corporation is the owner of all of the common securities of Capital Trust I. On July 21, 2006, Capital Trust I issued $4.0 million of fixed/floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation’s $124,000 capital contribution for Capital Trust I’s common securities, were used to acquire $4.1 million aggregate principal amount of the Corporation’s fixed/floating rate junior subordinated deferrable interest debentures due October 1, 2036, which constitute the sole asset of Capital Trust I. The interest rate on the debentures and the capital securities is equal to 7.393% for the first five years. Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events.

On November 28, 2006, Provident Community Bancshares Capital Trust (“Capital Trust II”) was established. The Corporation is the owner of all of the common securities of the Trust. On December 15, 2006, the Trust issued $8.0 million of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust issued on December 18, 2001. The proceeds from this issuance, along with the Corporation’s $248,000 capital contribution for the Trust’s common securities, were used to acquire $8.2 million aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due March 1, 2037, which constitute the sole asset of the Capital Trust II. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events.

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at March 31,					Distribution
Name	2011	2010	Rate	Prepayment Option Date	Maturity	Payment Frequency

Provident Community Bancshares Capital Trust I	$4,000,000	$4,000,000	7.39%	October 1, 2011	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.04%	March 1, 2012	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

The Corporation exercised its right on July 22, 2010 to defer the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest at a current rate of 7.39% for the $4.0 million of trust preferred securities issued in July 2006 and at a current rate of 2.04% for the $8.0 million of trust preferred securities issued in December 2006. Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Corporation will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

7.    Fair Value of Financial Instruments

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

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. Therefore, at March 31, 2011, loans classified as impaired totaled $24.8 million. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loans as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2011 and December 31, 2010 (In thousands).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$1	$1	$--	$--
Government Sponsored Enterprises	58,914	58,914	--	--
Trust Preferred securities	4,633	--	2,583	2,050
Total investment securities	63,548	58,915	2,583	2,050
Mortgage-backed and related securities	78,349	--	78,349	--
Total	$141,897	$58,915	$80,932	$2,050

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$2	$2	$--	$--
Government Sponsored Enterprises	54,772	54,772	--	--
Trust Preferred securities	4,548	--	2,614	1,934
Total investment securities	59,322	54,774	2,614	1,934
Mortgage-backed and related securities	89,147	--	89,147	--
Total	$148,469	$54,774	$91,761	$1,934

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2011.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Investment Securities
Available-for-Sale
Beginning balance at December 31, 2010	$1,934,000
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	116,000
Purchases, sales, issuances and settlements, net	--
Ending balance at March 31, 2011	$2,050,000

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

Assets measured at fair value on a nonrecurring basis at March 31, 2011 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$21,232,000	$--	$21,232,000	$--
Other real estate owned	9,050,000	--	9,050,000	--
Total assets at fair value	$30,282,000	$--	$30,282,000	$--

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$18,826,000	$--	$18,826,000	$--
Other real estate owned	10,618,000	--	10,618,000	--
Total assets at fair value	$29,444,000	$--	$29,444,000	$--

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

The estimated fair values of the Corporation’s financial instruments were as follows at March 31, 2011 (in thousands):

	March 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$35,920	$35,920
Securities available for sale	141,897	141,897
Federal Home Loan Bank stock, at cost	3,526	3,526
Federal Reserve Bank stock, at cost	832	832
Loans, net	187,523	187,111
Accrued interest receivable	1,274	1,274
Cash surrender value of life insurance	8,713	8,713

Financial liabilities
Deposits	$308,329	$293,988
Advances from FHLB	59,500	59,556
Securities sold under agreements to repurchase	7,307	7,306
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	745	745

Off-balance-sheet assets (liabilities)	Notional Amount	Fair Value
Commitments to extend credit	$31,465	$0

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2010 (in thousands):

	December 31, 2010
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$24,865	$24,865
Securities available for sale	148,469	148,469
Federal Home Loan Bank stock, at cost	3,526	3,526
Federal Reserve Bank stock, at cost	832	832
Loans, net	198,896	198,279
Accrued interest receivable	1,575	1,575
Cash surrender value of life insurance	8,623	8,623

Financial liabilities
Deposits	$313,128	$299,950
Advances from FHLB	59,500	61,357
Securities sold under agreements to repurchase	10,028	10,027
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	663	663

Off-balance-sheet assets (liabilities)	Notional Amount	Fair Value
Commitments to extend credit	$29,575	$0

8.    Preferred Stock

On March 13, 2009, as part of the United States Department of the Treasury’s Capital Purchase Program, the Corporation issued 9,266 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 178,880 shares of the Corporation’s common stock for a period of ten years at an exercise price of $7.77 per share, in exchange for $9.3 million in cash from the United States Department of the Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant.  As a result, $25,000 of the proceeds were allocated to the warrant, which increased additional paid-in-capital from common stock.  The amount allocated to the warrant is considered a discount on the preferred stock and will be amortized using the level yield method over a five-year period through a charge to retained earnings.  Such amortization will not reduce net income, but will reduce income available for common shares.

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

The Corporation exercised its right on July 22, 2010 to defer the regularly scheduled quarterly distribution on its $12.4 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”) issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program.

9.    Subsequent Events

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
The Corporation’s critical accounting policies are listed below:

Allowance for Loan Losses

The Corporation believes the allowance for loan losses is a critical accounting policy that requires significant judgments and estimates used in the preparation of consolidated financial statements. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the composition and size of the loan portfolio, overall portfolio quality, delinquency and charge-off levels, number of troubled debt restructurings and impairment analysis of such loans, a review of specific problem loans, loss experience, economic conditions, and other factors related to the collectability of the loan portfolio. A portion of the allowance is established by segregating the loans by residential mortgage, commercial and consumer and assigning allocation percentages based on historical loss experience and delinquency trends. The applied allocation percentages are reevaluated at least annually to ensure their relevance in the current economic environment.  Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance.  Additionally, a portion of the allowance is established based on the level of classified and non-performing assets.

Although the Corporation believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  In addition, the Office of the Comptroller of the Currency (the “OCC”), as an integral part of its examination process, will periodically review the Corporation’s allowance for loan losses.  Such agency may require the Corporation to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

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

Other-Than-Temporary Impairment

One of the significant estimates related to securities is the evaluation of investments for other-than-temporary impairment. Marketable equity securities are evaluated for other-than-temporary impairment based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses.  For those debt securities for which the fair value is less than its amortized cost and the Corporation does not intend to sell such security and it is not more likely than not that it will be required to sell such security prior to the recovery of its amortized cost basis (which may be maturity) less any credit losses, the credit-related other-than-temporary impairment loss is recognized as a charge to earnings.  Noncredit-related other-than-temporary impairment losses for debt securities are recognized in other comprehensive income (loss), net of applicable taxes.

The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings.  The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.

Income Taxes

The Corporation uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax asset, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Corporation exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change.  Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences that occurred in 2010, management has established a valuation allowance for the portion of the net deferred tax asset that is not recoverable through loss carry backs. At December 31, 2010, the Corporation's net deferred tax assets totaled $10.8 million.  Based on the Corporation's projections for future taxable income over the next three years, cumulative tax losses over the previous three years and available tax planning strategies, the Corporation recorded a valuation allowance in the amount of $7.7 million through a charge against income tax expense (benefit).  The Corporation has net operating loss carry-forwards of approximately $30.0 million which will expire 2029 through 2030 if not utilized to offset taxable income prior to that date. It is management’s belief that realization of the deferred tax asset, after the valuation allowance, is more likely than not.

Forward Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain “forward-looking statements” concerning the future operations, plans or strategies of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Corporation’s and the Bank’s market area and the country as a whole, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing and the demand for such products, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state laws and regulations. The Corporation provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2010, including in the Risk Factors section of that report, and in its other SEC reports. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets

Total assets of the Corporation decreased $8.5 million, or 2.1%, to $400.3 million at March 31, 2011 from $408.7 million at December 31, 2010. Starting in 2010 and, as part of its strategic plan, the Corporation implemented a program to shrink its balance sheet in order to increase its regulatory capital ratios. This shrinkage was accomplished with reductions in borrowings and higher cost deposits and was primarily funded with reductions in loans. Investment securities at March 31, 2011 decreased $6.6 million, or 4.4%, to $141.9 million from $148.5 million at December 31, 2010. Federal funds sold at March 31, 2011 increased $10.8 million to $25.3 million from $14.5 million at December 31, 2010 as a result of funds invested with proceeds from sales and maturities of securities. Net loans decreased $11.4 million from December 31, 2010 to March 31, 2011, due primarily to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and more stringent underwriting standards.

Available for Sale -Securities classified as available for sale consisted of the following (in thousands):

	March 31, 2011		December 31, 2010

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment Securities:
U.S. Agency Obligations	$1	$1	$2	$2
Government Sponsored Enterprises	60,699	58,914	55,881	54,772
Trust Preferred Securities	7,279	4,633	7,271	4,548
Total Investment Securities	67,979	63,548	63,154	59,322
Mortgage-Backed Securities:
Fannie Mae	15,443	15,499	11,307	11,458
Ginnie Mae	48,200	47,388	61,617	61,312
Freddie Mac	15,335	15,055	16,216	15,962
Collateralized Mortgage Obligations	429	407	448	415
Total Mortgage-Backed Securities	79,407	78,349	89,588	89,147
Total Available for Sale	$147,386	$141,897	$152,742	$148,469

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at March 31, 2011 was 3.38% compared to 3.52% at December 31, 2010. The carrying values of the investment securities at March 31, 2011 and December 31, 2010 and percentage of each category to total investments are as follows:

	March 31, 2011		December 31, 2010
Available for sale:	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio

Investment securities:
U.S. Agency obligations	$1	0.00%	$2	0.01%
Government Sponsored Enterprises	58,914	41.51	54,772	36.89
Trust Preferred securities	4,633	3.27	4,548	3.06
Total investment securities	63,548	44.78	59,322	39.96
Mortgage-Backed securities	78,349	55.22	89,147	60.04
Total	$141,897	100.00%	$148,469	100.00%

The Corporation sold $16.3 million in investment securities to restructure the portfolio between agency and mortgage-backed securities. The Corporation decreased its level of mortgage-backed securities for the period ended March 31, 2011 to $78.3 million compared to $89.1 million for the period ended December 31, 2010. This decrease was partially offset with additions in Government Sponsored Enterprises securities to $58.9 million at March 31, 2011 compared to $54.8 million at December 31, 2010.

The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All securities were classified as available for sale at March 31, 2011.

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

The amortized cost and fair value of investment securities are summarized as follows:

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of March 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$1	$–	$--	$1
Government Sponsored Enterprises	60,699	81	(1,866)	58,914
Trust Preferred Securities	7,279	–	(2,646)	4,633
Total Investment Securities	67,979	81	(4,512)	63,548
Mortgage-Backed Securities:
Fannie Mae	15,443	251	(195)	15,499
Ginnie Mae	48,200	5	(817)	47,388
Freddie Mac	15,335	11	(291)	15,055
Collateralized Mortgage Obligations	429	–	(22)	407
Total Mortgage-Backed Securities	79,407	267	(1,325)	78,349
Total available for sale	$147,386	$348	$(5,837)	$141,897

	As of December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$2	$--	$--	$2
Government Sponsored Enterprises	55,881	49	(1,158)	54,772
Trust Preferred Securities	7,271	--	(2,723)	4,548
Total Investment Securities	63,154	49	(3,881)	59,322
Mortgage-Backed Securities:
Fannie Mae	11,307	270	(119)	11,458
Ginnie Mae	61,617	180	(485)	61,312
Freddie Mac	16,216	10	(264)	15,962
Collateralized Mortgage Obligations	448	--	(33)	415
Total Mortgage-Backed Securities	89,588	460	(901)	89,147
Total available for sale	$152,742	$509	$(4,782)	$148,469

The maturities of securities at March 31, 2011 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$1	$1
Due after one year through five years	39	41
Due after five years through ten years	42,471	40,928
Due after ten years	104,875	100,927
Total investment and mortgage-backed securities	$147,386	$141,897

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
Government Sponsored Enterprises	$45,828	$1,866	$–	$–	$45,828	$1,866
Trust Preferred Securities	–	–	4,633	2,646	4,633	2,646
Mortgage-Backed Securities	71,253	1,301	433	22	71,686	1,323
Total	$117,081	$3,167	$5,066	$2,668	$122,147	$5,835

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
Government Sponsored Enterprises	$43,531	$1,158	$–	$–	$43,531	$1,158
Trust Preferred Securities	–	–	4,548	2,723	4,548	2,723
Mortgage-Backed Securities	59,963	868	444	33	60,407	901
Total	$103,494	$2,026	$4,992	$2,756	$108,486	$4,782

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

To determine impairment charges for the Corporation’s collateralized debt obligations (“CDO”), which are included as mortgage-backed securities in the tables above, we performed discounted cash flow valuations through a static default model test. The default model used assumed a 3.6% rate, which is three times the historic default rates, a 0% recovery on all banks in deferral of interest payments and a 0% prepayment rate. Cash flow valuations with a premium mark up of 300 basis points were also used to determine the fair market values of the Corporation’s collateralized debt obligations. Valuation documentation for the cash flow analysis is provided by an independent third party.

Loans

Net loans decreased to $187.5 million at March 31, 2011 compared to $198.9 million at December 31, 2010. The decrease was due to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and more conservative underwriting standards. Consumer loans decreased $1.9 million, or 4.1%, commercial loans, primarily lines of credit, and commercial real estate loans decreased $5.5 million, or 5.6%, and residential mortgage loans decreased $318,000, or 2.1%, for the period ended March 31, 2011.

Loans receivable consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Mortgage loans:
Fixed-rate residential	$9,202	$9,102
Adjustable-rate residential	4,654	5,064
Commercial real estate	94,083	99,612
Construction	657	665
Total mortgage loans	108,596	114,443
Commercial loans:
Commercial non-real estate	24,027	23,137
Commercial lines of credit	18,692	23,672
Total commercial loans	42,719	46,809
Consumer loans:
Home equity	15,759	16,409
Consumer and installment	27,331	28,553
Consumer lines of credit	311	307
Total consumer loans	43,401	45,269
Total loans	194,716	206,521
Less:
Undisbursed portion of interim
construction loans	(143)	(143)
Unamortized loan discount	(259)	(269)
Allowance for loan losses	(6,949)	(7,379)
Net deferred loan origination costs	158	166
Total, net	$187,523	$198,896

Weighted-average interest rate of loans	5.06%	4.97%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2011	December 31, 2010

Non-accruing loans which are
contractually past due 90 days
or more:

Residential real estate	$1,571	$1,534
Commercial	17,876	15,353
Consumer	1,785	1,939
Total nonperforming loans	21,232	18,826

Troubled debt restructurings	3,611	5,667
Real estate acquired through
Foreclosure	9,050	10,618
Total nonperforming assets	$33,893	$35,111

Nonperforming loans to total loans, net	11.32%	9.46%
Nonperforming assets to total assets	8.49%	8.59%
Allowance for loan losses to total
loans outstanding	3.57%	3.58%
Allowance for loan losses to
nonperforming loans	32.73%	39.20%
Allowance for loan losses	$6,949	$7,379

Loans classified as impaired generally will be non-performing loans and the accrual of interest is discontinued at the time the loan is 90 days delinquent.  At March 31, 2011, there were loans in the amount of $219,000 that were 90 days or more past due and accruing interest. At December 31, 2010, there were loans in the amount of $125,000 that were 90 days or more past due and accruing interest.

Non-performing assets decreased $1.1 million to $34.0 million at March 31, 2011, or 8.49% of total assets, as compared to $35.1 million or 8.59% of total assets at December 31, 2010. Slow housing conditions have affected borrowers’ abilities to sell the completed projects in a timely manner. Loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on loans until the collateral has been acquired and liquidated or other arrangements can be made.

Interest income that would have been recorded for the three months ended March 31, 2011 had non-accruing loans been current in accordance with their original terms amounted to approximately $334,000. Interest earned on loans that were contractually past due 90 days or more at March 31, 2011 was $3,015.

Management has allocated specific reserves to its non-performing assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for non-performing loans are allocated to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of March 31, 2011. Management continues to evaluate and assess all non-performing assets on a regular basis as part of its well-established loan monitoring and review process.

At March 31, 2011, criticized and classified loans, which include all non-performing loans, totaled $46.2 million, compared to $44.7 million at December 31, 2010 and $45.6 million at March 31, 2010. Our non-performing loans totaled $21.2 million at March 31, 2011 compared to $18.8 million at December 31, 2010. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Real estate acquired through foreclosure decreased $1.6 million to $9.1 million at March 31, 2011 from $10.6 million at December 31, 2010, as a result of  the sales on five commercial real estate properties totaling $1.9 million. The sales were partially offset by the addition of five commercial real estate properties totaling $479,000. Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying values of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Real estate acquired in settlement of loans through foreclosure is summarized as follows:

	March 31,	December 31,
	2011	2010

Balance at beginning of period	$10,618	$5,917
Foreclosures added during the period	479	9,271
Sales of foreclosed property	(1,881)	(2,739)
Provision charged as a write-down	(166)	(1,831)
Balance at the end of period	$9,050	$10,618

Liabilities

Total liabilities decreased $7.8 million to $390.7 million at March 31, 2011 from $398.4 million at December 31, 2010. Starting in 2010 and, as part of its strategic plan, the Corporation implemented a program to shrink its balance sheet in order to increase its regulatory capital ratios and lower the cost of funds. This shrinkage was accomplished with reductions in borrowings and higher cost deposits. Deposits decreased $4.8 million, or 1.5%, to $308.3 million at March 31, 2011 from $313.1 million at December 31, 2010. The decrease was due to a $2.4 million decrease in certificates of deposit along with a $2.4 million decrease in transaction accounts. Security agreements to repurchase decreased $2.7 million to $7.3 million at March 31, 2011 from $10.0 million at December 31, 2010 due to the pay-down of these instruments.

Deposit accounts were as follows (in thousands):

	March 31, 2011			December 31, 2010
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	--	$19,886	6.45%	--	$18,414	5.88%
Non-commercial	0.70%	91,566	29.70%	1.60%	98,075	31.32%
Money market checking accounts	0.54%	24,363	7.90%	0.53%	21,066	6.73%
Regular savings	0.46%	27,763	9.00%	0.84%	28,430	9.08%
Total demand and savings deposits	0.55%	163,578	53.05%	1.15%	165,985	53.01%
Time deposits:
Up to 3.00%		141,404	45.86%		143,562	45.85%
3.01%- 4.00%		100	0.03%		206	0.07%
4.01%- 5.00%		2,639	0.86%		2,800	0.89%
5.01%- 6.00%		608	0.20%		575	0.18%
Total time deposits	1.41%	144,751	46.95%	1.55%	147,143	46.99%
Total deposit accounts	0.95%	$308,329	100.00%	1.34%	$313,128	100.00%

The maturity of the advances from the FHLB is as follows (in thousands):

	March 31, 2011		December 31, 2010
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate
Contractual Maturity:
Within one year - adjustable rate	$5,000	4.40%	$--	--
After one but within three years - adjustable rate	17,000	4.63%	22,000	4.58%
Greater than five years - adjustable rate	37,500	3.89%	37,500	3.89%
Total advances	$59,500	4.14%	$59,500	4.14%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

Shareholders’ equity decreased $679,000, or 6.6%, to $9.6 million at March 31, 2011 from $10.3 million at December 31, 2010 primarily due to a $790,000 increase in unrealized losses on securities available for sale.

Liquidity

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are deposits, loan repayments, borrowings, maturity and sale of securities and interest payments.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, security sales and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The primary investing activities of the Corporation are the origination of commercial and consumer loans, and the purchase of investment and mortgage-backed securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase and FHLB advances.

At March 31, 2011, the Corporation’s investment in marketable securities totaled $141.9 million, all of which was available for sale. In addition, the Corporation had $25.3 million in federal funds sold at March 31, 2011 compared to $14.5 million at December 31, 2010. Approximately $83.4 million and $78.5 million of debt securities at March 31, 2011 and December 31, 2010, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $31.5 million at March 31, 2011. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from March 31, 2011, totaled $115.5 million or 37.5 % of total deposits. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At March 31, 2011, the Corporation had outstanding $59.5 million of FHLB borrowings and $7.3 million of securities sold under agreements to repurchase. At March 31, 2011, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $20.5 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares’ primary sources of income are proceeds that it retained from its offering of preferred stock and dividends received from the Bank. The dividends that may be paid by the Bank to the Corporation are subject to legal limitations and regulatory capital requirements. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency cannot exceed retained net income for that year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. Further, the Corporation cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock for the dividend period ending during the calendar quarter have been declared and the Corporation has not failed to pay a dividend in the full amount of the Preferred Stock with respect to the period in which such dividend payment in respect of its common stock would occur. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on December 21, 2010, that prohibit the Bank from paying cash dividends to the Corporation.  See “Consent Order and Written Agreement”. As of March  31, 2011, no cash dividends have been declared or paid by the Bank or the Corporation.

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

Capital Management and Regulatory Matters

Dividend Restrictions

The Bank is prohibited from declaring cash dividends on its common stock or repurchasing its common stock if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account or the minimum regulatory capital requirement.  In addition, the Bank is also prohibited from declaring cash dividends and repurchasing its own stock without prior regulatory approval if the total amount of all dividends or stock repurchases (including any proposed dividends and stock repurchases) for the applicable calendar year exceeds its current year’s net income plus its retained net income for the preceding two years. Under current OCC regulations the Bank is limited in the amount it may loan to affiliates, including the Corporation. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of bank capital and surplus.

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

Under present regulations of the OCC, the Bank must have core capital (leverage requirement) equal to 4.0% of assets. The Bank must also maintain risk-based regulatory capital as a percent of risk weighted assets at least equal to 8.0%.In addition, for an institution to be classified as well capitalized under present regulations of the OCC, the Bank must have core capital (leverage requirement) equal to 5.0% of assets and total risk-based of 10%. In measuring compliance with capital standards, certain adjustments must be made to capital and total assets.

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. However, so long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized. At March 31, 2011, the Bank did not meet the higher capital requirements required by the consent order and is evaluating alternatives to increase capital.   The Bank’s capital category as of March 31, 2011, is determined solely for the purpose of applying the PCA restrictions, and the Bank’s capital category as of March 31, 2011, may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

					Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order

	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$16,491	4.05%	$16,288	4.00%	$	n/a	n/a	%
Bank	24,209	5.95	16,273	4.00		32,545	8.00
Tier 1 capital ratio
Corporation	16,491	6.91	9,547	4.00		n/a	n/a
Bank	24,209	10.16	9,532	4.00		n/a	n/a	(1)
Total risk-based capital ratio
Corporation	27,133	11.37	19,095	8.00		n/a	n/a
Bank	27,237	11.43	19,064	8.00		28,596	12.00

(1) Minimum capital amounts and ratios presented for the Bank as of March 31, 2011, are the minimum levels set forth in the Consent Order.  No minimum total capital to risk-weighted assets ratio was specified in the Consent Order.

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $5.1 million at March 31, 2011.

Consent Order and Written Agreement

Due to the Bank’s financial condition, the OCC required that the Bank’s Board of Directors sign a formal enforcement action (“Consent Order”) with the OCC which conveys specific actions needed to address certain findings from their examination and to address the Bank’s current financial condition.  The Bank entered into a Consent Order with the OCC on December 21, 2010, which contained a list of strict requirements ranging from a capital directive, which required it to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which it is subject to limitations on the maximum interest rates it can pay on deposit accounts.

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

The Consent Order also contained restrictions on future extensions of credit and required the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on its progress toward compliance with the Consent Order to the Board of Directors and the OCC.

The Consent Order also required the establishment of certain plans and programs.  The Bank’s compliance committee  monitors and coordinates compliance with the Consent Order.  The committee consists of five members of its board of directors and meets at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the Consent Order.

In order to comply with the Consent Order, the Bank:

•
Revised its liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs.  The plan includes specific plans for how the Bank plans to comply with regulatory restrictions which limit the interest rates the Bank can offer to depositors;

•
Revised its loan policy, and created a commercial real estate concentration management program.  The Bank also established a new loan review program to ensure the timely and independent identification of problem loans and  modified  its existing program for the maintenance of an adequate allowance for loan and lease losses;

•
Took immediate and continuing action to protect the Bank’s interest in certain assets identified by the OCC or any other bank examiner and developed a criticized assets report covering the entire credit relationship with respect to such assets;

•	Implemented and adhered to a program for the maintenance of an adequate ALLL that is consistent with OCC requirements;

•	ensured that the Bank has competent management in place on a full-time basis to carry out the board’s policies and operate the Bank in a safe and sound manner.

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

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $31.5 million at March 31, 2011. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the quarter ended March 31, 2011, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Results of operations for the three months ended March 31, 2011 and 2010

General

The Corporation recorded a net loss to common shareholders of $6,000 for the three months ended March 31, 2011 as compared to a net loss to common shareholders of $99,000 for the same period in 2010. The decrease in the loss in 2011 was primarily due to the absence of a provision for loan losses in 2011 due primarily to a net reduction in total loans of $11.4 million, offset by a decrease in the gain on the sale of investments and an increase of $245,000 in expenses primarily related to the disposition of foreclosed properties.

Average Yields and Rates
    (dollars in thousands)

	Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(2)	Balance	Interest	Yield/Cost(2)
Interest-earning assets:
Loans (1)	$198,006	$2,444	5.01%	$247,998	$3,120	5.03%
Mortgage-backed securities	76,590	632	3.35%	43,735	429	3.92%
Investment securities	58,781	496	3.42%	97,181	962	3.96%
Other interest-earning assets	38,956	30	0.31%	25,306	19	0.31%
Total interest-earning assets	372,333	3,602	3.92%	414,220	4,530	4.37%
Non-interest-earning assets	35,664			40,716
Total assets	$407,997			$454,936
Interest-bearing liabilities:
Deposits	293,654	880	1.22%	312,594	1,547	1.98%
Floating rate junior subordinated deferrable interest debentures	12,372	118	3.87%	12,372	118	3.82%
FHLB advances and other borrowings	68,322	619	3.67%	81,532	744	3.65%
Total interest-bearing liabilities	374,348	1,617	1.75%	406,498	2,409	2.37%
Non-interest-bearing sources:
Non-interest-bearing deposits	19,866			18,733
Non-interest-bearing liabilities	3,495			3,228
Total liabilities	397,709			428,459
Shareholders’ equity	10,288			26,477
Total liabilities and shareholders’ equity	$407,997			$454,936
Net interest income		$1,985			$2,121
Interest rate spread			2.17%			2.00%
Impact of non-interest-bearing deposits			0.08%			0.05%
Net interest margin			2.25%			2.05%

(1) Average balances of loans include non-accrual loans.
(2) Annualized

Interest Income

Interest income decreased $928,000, or 20.5%, to $3.6 million for the three months ended March 31, 2011 as compared to the same period in 2010. Interest income on loans decreased by 21.7%, or $676,000, to $2.4 million for the three months ended March 31, 2011 from $3.1 million for the three months ended March 31, 2010, due primarily to lower average balances due to lower demand and an increase in non-performing loans. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $252,000, or 17.9%, for the three months ended March 31, 2011 to $1.2 million from $1.4 million during the same period in 2010 due to lower yields resulting from declining market interest rates.

Interest Expense

Interest expense decreased $792,000, or 32.9%, to $1.6 million for the three months ended March 31, 2011 as compared to $2.4 million for the three months ended March 31, 2010. Interest expense on deposit accounts decreased $667,000, or 43.1%, to $880,000 for the three months ended March 31, 2011 from $1.5 million during the same period in 2010 due primarily to lower average balances as a result of reductions in funding needs and lower market interest rates. Interest expense on FHLB advances and other borrowings decreased $125,000, or 16.8%, for the three months ended March 31, 2011 as compared to the same period in the previous year due primarily to lower average balances.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2011 to meet presently known and inherent risks in the loan portfolio.

During the three months ended March 31, 2011, a provision for loan losses was not required due to a reduction in net loans of $11.4 million and lower write-downs and charge-offs. This compares to $896,000 for the same period in the previous year. Non-performing loans decreased $643,000 from $21.9 million at March 31, 2010 to $21.2 million at March 31, 2011. The high level of non-performing loans relates primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner. Specific reserves for non-performing loans at March 31, 2011 were $1.8 million compared to $720,000 for non-performing loans at March 31, 2010. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believes to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects further deterioration of economic conditions in the Corporation’s market areas is likely in the short-term, especially with respect to real estate related activities and real property values. Consequently, management expects that further additions in provisions for loan losses could be needed in the future.

The changes in the allowance for loan losses consisted of the following for the three  months ended March 31, 2011.

	March 31,	March 31,
	2011	2010
Balance at beginning of period	$7,379	$5,579
Provision for loan losses	--	896
Charge-offs, net	(430)	(1,042)
Balance at end of period	$6,949	$5,433

Non-Interest Income

Total non-interest income decreased $417,000, or 39.4%, to $642,000 for the three months ended March 31, 2011 from $1.1 million for the same period in the previous year. The decrease was due primarily to lower gains on the sale of investments, offset by the absence of other-than-temporary impairment charges in 2011. The Corporation recorded a $4,000 loss on sale of investments from security sales of $16.5 million for the three months ended March 31, 2011 compared to a gain of $677,000 from security sales of $26.0 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. An other-than-temporary impairment charge was not required for write-downs on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities for the three months ended March 31, 2011 compared to $303,000 for the same period in 2010. Net fees from financial services decreased $39,000, or 5.7%, to $646,000 for the three months ended March 31, 2011 from $685,000 for the same period in the previous year. The decrease was due to lower return check charges as a result of new government regulations on checking accounts.

Non-Interest Expense

For the three months ended March 31, 2011, total non-interest expense increased $166,000, or 7.1%, to $2.5 million from $2.3 million for the same period in 2010. The increase was due primarily to higher loan operation expenses as a result of an increase in foreclosure costs related to other real estate owned. Compensation and employee benefits decreased $59,000, or 5.3%, due primarily to reductions in employee compensation costs due to prior year staffing reductions. Occupancy and equipment expense increased $32,000, or 5.3%, to $631,000 for the three months ended March 31, 2011 from $599,000 for the same period in 2010 due primarily to higher ATM operating expense due to higher usage. Deposit insurance premiums expense increased $34,000 to $178,000 for the three months ended March 31, 2011 from $144,000 for the same period in 2010, due to higher assessments. Professional services expense increased $36,000, or 36.0%, to $136,000 for the three months ended March 31, 2011 from $100,000 for the same period in 2010 due primarily to higher regulatory exam expense. OREO and loan operations expense increased $71,000, to $164,000 for the three months ended March 31, 2011 from $93,000 for the same period in 2010 due primarily to higher foreclosure expenses and write-downs required to adjust other real estate owned to fair market value. Other expense increased $51,000 to $205,000 for the three months ended March 31, 2011 from $154,000 for the same period in 2010, due primarily to an increase in checking account charge-offs.

Income taxes

Our expense for income taxes was $11,000 for the three months ended March 31, 2011 as compared to a benefit of $73,000 for the same period in 2010.

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

Item 1A.        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. As part of the Corporation’s participation in the Troubled Asset Relief Capital Purchase Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued to the Treasury Department has been redeemed in full or transferred to non-affiliates, the Corporation cannot repurchase any shares of its common stock without the prior approval of the Treasury Department. The Corporation did not repurchase any shares during the three months ended March 31, 2011 and 36,034 shares remain under the previously authorized plans.

Item 3.           Defaults upon Senior Securities

Not applicable.

Item 4.           [Removed and Reserved]

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

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: May 10, 2011	By:	/s/ Dwight V. Neese
Dwight V. Neese,
President and Chief Executive Officer

Date: May 10, 2011	By:	/s/ Richard H. Flake
Richard H. Flake,
Executive Vice President and Chief Financial Officer