Form 10-Q
period 2011-06-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2011-08-12
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

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
Yes ☒   No ☐

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
Yes ☐          No ☒

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of August 12, 2011.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

INDEX

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010

	June 30,	December 31,
ASSETS	2011	2010
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$4,601	$4,755
Interest earning balances with the Federal Reserve	4,148	5,638
Federal funds sold	20,519	14,472
Cash and cash equivalents	29,268	24,865

Investment and mortgage-backed securities-available for sale	153,053	148,469

Loans, net of unearned fees	176,508	206,275
Allowance for loan losses (ALL)	(6,372)	(7,379)
Loans, net of ALL	170,136	198,896

Real estate acquired through foreclosure	10,219	10,618
Office properties and equipment, net	4,912	5,101
Federal Home Loan Bank stock, at cost	3,445	3,526
Federal Reserve Bank stock, at cost	667	832
Accrued interest receivable	1,396	1,575
Cash surrender value of life insurance	7,770	8,623
Other assets	6,007	6,213
TOTAL ASSETS	$386,873	$408,718

LIABILITIES

Demand and savings deposits	$160,694	$165,985
Time deposits	134,875	147,143
Total deposits	295,569	313,128
Advances from the Federal Home Loan Bank	59,500	59,500
Securities sold under agreements to repurchase	4,999	10,028
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	855	663
Other liabilities	2,851	2,758
TOTAL LIABILITIES	376,146	398,449

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500,000 shares
issued and outstanding - 9,266 shares
at June 30, 2011 and December 31, 2010, respectively	9,253	9,250
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued and outstanding - 1,790,599 shares at June 30, 2011
and December 31, 2010, respectively	20	20
Common stock warrants	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(2,439)	(2,778)
Retained deficit, substantially restricted	(2,751)	(2,867)
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	10,727	10,269

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$386,873	$408,718

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)		(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$2,344	$2,875	$4,788	$5,995
Deposits and federal funds sold	4	8	14	13
Interest and dividends on mortgage-backed securities	729	218	1,361	647
Interest and dividends on investment securities	633	1,010	1,149	1,985
Total interest income	3,710	4,111	7,312	8,640

Interest Expense:
Deposit accounts	663	1,294	1,543	2,841
Floating rate junior subordinated deferrable interest debentures	119	120	237	237
Advances from the FHLB and other borrowings	624	630	1,243	1,374
Total interest expense	1,406	2,044	3,023	4,452

Net Interest Income	2,304	2,067	4,289	4,188
Provision for loan losses	--	1,187	--	2,083
Net interest income after
provision for loan losses	2,304	880	4,289	2,105

Non-Interest Income:
Fees for financial services	649	734	1,284	1,396
Other fees, net	11	11	22	34
Other-than-temporary-impairment write-down on securities	(191)	(164)	(191)	(467)
Net gain on sale of investments	282	528	278	1,205
Total non-interest income	751	1,109	1,393	2,168

Non-Interest Expense:
Compensation and employee benefits	1,044	1,060	2,107	2,182
Occupancy and equipment	657	604	1,288	1,203
Deposit insurance premiums	179	146	357	290
Professional services	174	98	310	198
Advertising and public relations	9	17	20	30
OREO and loan operations	657	165	821	258
Items processing	75	83	151	160
Telephone	52	51	93	87
Other	193	233	398	388
Total non-interest expense	3,040	2,457	5,545	4,796

Net income (loss) before income taxes	15	(468)	137	(523)
Expense (benefit) for income taxes	7	(171)	18	(245)
Net income (loss)	8	(297)	119	(278)
Accretion of preferred stock to redemption value and preferred dividends accumulated	118	117	235	236
Net loss to common shareholders	$(110)	$(414)	$(116)	$(514)

Net loss per common share (basic)	$(0.06)	$(0.23)	$(0.06)	$(0.29)

Net loss per common share (diluted)	$(0.06)	$(0.23)	$(0.06)	$(0.29)

Weighted average number of common shares outstanding

Basic	1,790,599	1,790,599	1,790,599	1,790,599

Diluted	1,790,599	1,790,599	1,790,599	1,790,599

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010 (unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net income (loss)	$119	$(278)
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	--	2,083
Amortization of securities	346	543
Depreciation expense	196	235
Recognition of deferred income, net of costs	(61)	(105)
Deferral of fee income, net of costs	72	80
Other than temporary impairment charge on AFS securities	191	467
Gain on investment transactions	(278)	(1,205)
Loss on OREO sales	51	--
OREO impairment	498	--
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	179	488
Increase in cash surrender value of life insurance	(179)	(194)
(Decrease) increase in other assets	23	(17)
Increase (decrease) in other liabilities	93	(35)
Increase (decrease) in accrued interest payable	192	(66)

Net cash provided by operating activities	1,442	1,996

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(33,443)	(106,233)
Proceeds from sale of investment and mortgage-
backed securities:
Available for sale	24,098	47,806
Held to maturity	--	3,934
Proceeds from maturity of investment and mortgage-
backed securities:
Available for sale	36	53,529
Principal repayments on mortgage-backed securities:
Available for sale	4,988	9,140
Net decrease in loans	25,450	17,818
Redemption of FHLB/FRB stock	246	--
Proceeds from sales of foreclosed assets, net of costs and improvements	3,149	439
Purchase of office properties and equipment	(7)	(63)

Net cash provided by investing activities	24,517	26,370

FINANCING ACTIVITIES:

Dividends paid on preferred stock	--	(232)
Proceeds from redemption of life insurance	1,032	--
Decrease in other borrowings	(5,029)	(12,414)
Decrease in deposit accounts	(17,559)	(11,881)

Net cash used by financing activities	(21,556)	(24,527)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	4,403	3,839

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	24,865	15,631

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$29,268	$19,470

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$--	$28
Interest	2,831	4,518

Non-cash transactions:
Loans foreclosed	$3,299	$559
Unrealized gain (loss) on securities available for sale, net of income tax	393	585

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2011 and 2010 (unaudited)

	Preferred Stock		Common Stock			Additional Paid-in	Retained Earnings, Substantially	Accumulated Other Comprehensive	Treasury Stock	Total Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	at Cost	Equity
	(Dollars in Thousands, Except Share Data)

BALANCE AT DECEMBER 31, 2009	9,266	$9,245	1,790,599	$20	$25	$12,919	$11,184	$(972)	$(6,300)	$26,121

Net loss							(278)			(278)

Other comprehensive income, net of tax of $86 on
unrealized holding gains on securities available for sale
arising during period								585		585
Less reclassification adjustment for gains and other than
temporary impairment charge in net income								(458)		(458)
Comprehensive loss										(151)

Accretion of Preferred Stock to redemption value		3					(3)			--

Preferred stock dividend							(232)			(232)

BALANCE AT JUNE 30, 2010	9,266	$9,248	1,790,599	$20	$25	$12,919	$10,671	$(845)	$(6,300)	$25,738

BALANCE AT DECEMBER 31, 2010	9,266	$9,250	1,790,599	$20	$25	$12,919	$(2,867)	$(2,778)	$(6,300)	$10,269

Net income							119			119

Other comprehensive income, net of tax of $68 on
unrealized holding gains on securities available for sale
arising during period								393		393
Less reclassification adjustment for gains and other than
temporary impairment charge in net income								(54)		(54)
Comprehensive income										458

Accretion of Preferred Stock to redemption value		3					(3)			--

BALANCE AT June 30, 2011	9,266	$9,253	1,790,599	$20	$25	$12,919	$(2,751)	$(2,439)	$(6,300)	$10,727

See notes to consolidated financial statements

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) and Provident Community Bank, N.A. (the “Bank”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. This quarterly report should be read in conjunction with the Corporation’s annual report on Form 10-K for the year ended December 31, 2010. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Corporation beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Corporation beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Corporation on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2. Loss Per Common Share

Basic loss per common share amounts for the three and six months ended June 30, 2011 and 2010 were computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts for the dilutive effect of outstanding common stock options  and warrants during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted loss per share calculation for the three and six months ended June 30, 2011 and 2010 as all outstanding options were anti-dilutive. Anti-dilutive common stock equivalents that were excluded in the diluted loss per common share calculation for the six months ended June 30, 2011 and 2010 were 265,543 and 269,743, respectively.

3. Assets Pledged

Approximately $86.3 million and $78.5 million of debt securities at June 30, 2011 and December 31, 2010, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank advances commercial and residential real estate mortgage loans under a collateral agreement with the Federal Home Loan Bank whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the Federal Home Loan Bank that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Loans, net

Information about non-performing loans for the periods ended June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010

Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10	$5,082	$6,301
Other impaired loans	13,843	12,525
Total impaired loans	$18,925	$18,826
Average monthly balance of impaired loans	$19,661	$22,280
Specific allowance for credit losses	$1,360	$1,788

Non-performing Loans
For the Periods Ended June 30, 2011 and December 31, 2010

	Unpaid		Average
June 30, 2011	Principal	Recorded	Related	Specific	Recorded
	Balance	Investment	Allowance	Allowance	Investment
		(IN THOUSANDS)
With no related allowance recorded:
Commercial
Commercial Real Estate	$4,134	$4,134	$--	$--	$4,134
Commercial Real Estate
Construction	3,434	3,434	--	--	3,434
Commercial
Non Real Estate	402	402	--	--	402
Consumer
Consumer – other	986	986	--	--	986
Consumer – home equity	113	113	--	--	113
Residential Real Estate
1-4 family	1,568	1,568	--	--	1,568

With an allowance recorded:
Commercial
Commercial Real Estate	$5,161	$2,758	$2,403	$1,074	$3,960
Commercial Real Estate
Construction	6,315	4,058	2,257	250	5,187
Commercial
Non Real Estate	747	470	277	--	609
Consumer
Consumer – other	1,690	823	867	36	1,257
Consumer-home equity	74	61	13	--	68
Residential Real Estate
1-4 family	121	118	3	--	120
Total:	$24,745	$18,925	$5,820	$1,360	$21,838
Commercial	20,193	15,256	4,937	1,324	17,726
Consumer	2,863	1,983	880	36	2,424
Residential	1,689	1,686	3	--	1,688

	Unpaid				Average
December 31, 2010	Principal	Recorded	Related	Specific	Recorded
	Balance	Investment	Allowance	Allowance	Investment
		(IN THOUSANDS)
With no related allowance recorded:
Commercial
Commercial Real Estate	$3,729	$3,729	$--	$--	$3,729
Commercial Real Estate
Construction	3,195	3,195	--	--	3,195
Commercial
Non Real Estate	440	440	--	--	440
Consumer
Consumer – other	1,167	1,167	--	--	1,167
Consumer – home equity	147	147	--	--	147
Residential Real Estate
1-4 family	1,148	1,148	--	--	1,148

With an allowance recorded:
Commercial
Commercial Real Estate	$5,005	$2,174	$2,831	$1,502	$3,590
Commercial Real Estate
Construction	8,127	5,206	2,921	250	6,667
Commercial
Non Real Estate	845	608	237	--	726
Consumer
Consumer – other	1,355	625	730	36	990
Residential Real Estate
1-4 family	575	387	189	--	481
Total:	$25,733	$18,826	$6,908	$1,788	$22,280
Commercial	21,341	15,352	5,989	1,752	18,347
Consumer	2,669	1,939	730	36	2,304
Residential	1,723	1,535	189	--	1,629

At June 30, 2011 and December 31, 2010, loans which are accounted for on a non-accrual basis:

Loans Receivable on Non-accrual Status
As of June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
	(IN THOUSANDS)
Commercial
Commercial real estate	$6,892	$5,904
Commercial real estate construction	7,492	8,401
Commercial real estate other	872	1,048
Consumer
Consumer – other	1,750	1,792
Consumer – automobile	59	--
Consumer – home equity	174	147
Residential Real Estate
1-4 family	1,686	1,534
Total	$18,925	$18,826

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Periods Ended June 30, 2011 and December 31, 2010

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
	(IN THOUSANDS)
June 30, 2011

Allowance for loan losses:

Beginning balance	$2,166	$4,602	$335	$276	$7,379
Chargeoffs	(295)	(777)	(181)	(11)	(1,264)
Recoveries	33	138	25	61	257
Provisions	--	--	--	--	--
Ending balance	$1,904	$3,963	$179	$326	$6,372

Loans receivable:

Ending balance - total	$37,628	$84,553	$40,963	$13,601	$176,745

Ending balances:
Individually evaluated
for impairment	$872	$14,384	$1,983	$1,686	$18,925

Collectively evaluated
for impairment	$36,756	$70,169	$38,980	$11,915	$157,820

December 31, 2010

Allowance for loan losses:

Beginning balance	$1,947	$2,773	$502	$357	$5,579
Chargeoffs	(976)	(6,044)	(1,423)	(262)	(8,705)
Recoveries	118	1,203	25	69	1,415
Provisions	1,077	6,670	1,231	112	9,090
Ending balance	$2,166	$4,602	$335	$276	$7,379

Loans receivable:

Ending balance - total	$46,809	$99,612	$45,269	$14,831	$206,521

Ending balances:
Individually evaluated
for impairment	$1,048	$14,304	$1,939	$1,535	$18,826

Collectively evaluated
for impairment	$45,761	$85,308	$43,330	$13,296	$187,695

Credit Quality Indicators
As of June 30, 2011 and December 31, 2010

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

			Commercial		Commercial Real
	Commercial-Other		Construction		Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(IN THOUSANDS)
Grade 1 Superior Quality	$94	$4	$--	$--	$--	$--
Grade 2 Good Quality	296	340	--	--	--	--
Grade 3 Satisfactory	907	1,879	800	1,818	5,706	7,000
Grade 4 Acceptable	9,953	14,925	7,570	7,785	60,469	72,885
Grade 5 Special Mention	2,003	2,866	2,874	1,302	10,795	8,304
Grade 6 Substandard	2,248	3,901	10,883	11,989	7,559	11,423
Grade 7 Doubtful	--	--	--	--	24	--
Total	$15,501	$23,915	$22,127	$22,894	$84,553	$99,612

Loans graded one through four are considered “pass” credits.  As of June 30, 2011, approximately 77% of the loan portfolio had a credit grade of Acceptable.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention of watch list credit, and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2011, we had loans totaling $15.8 million on the watch list.

Loans graded six or greater are considered classified credits.  At June 30, 2011, classified loans totaled $25.3 million, with all but one loan being collateralized by real estate.  Classified credits are evaluated for impairment on a quarterly basis.

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Residential		Consumer
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
	(IN THOUSANDS)
Grade:
Pass	$11,871	$13,282	$37,952	$42,273
Special mention	31	--	126	--
Substandard	1,699	1,549	2,885	2,996
Total	$13,601	$14,831	$40,963	$45,269

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

			Consumer				Residential real estate
	Other		Automobile		Home equity		1-4 family
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(IN THOUSANDS)
Performing	$22,751	$25,366	$1,077	$1,502	$15,152	$16,462	$11,915	$13,297
Nonperforming	1,750	1,792	59	--	174	147	1,686	1,534
Total	$24,501	$27,158	$1,136	$1,502	$15,326	$16,609	$13,601	$14,831

The following are past due loan trends for the Corporation’s loans receivable for the periods ended June 30, 2011 and December 31, 2010.

			Greater
	30 – 59 Days	60 – 89 Days	Than	Total Past		Total Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
	(IN THOUSANDS)
June 30, 2011

Commercial non real estate	$263	$49	$751	$1,063	$14,438	$15,501
Commercial real estate:
Commercial real estate – other	1,863	819	5,742	8,424	76,129	84,553
Commercial real estate – construction	--	1,117	5,349	6,466	15,661	22,127
Consumer:
Consumer – other	440	280	1,066	1,786	22,715	24,501
Consumer – automobile	78	--	--	78	1,058	1,058
Consumer – home equity	92	18	61	171	15,155	15,326
Residential 1-4 family	--	719	631	1,350	12,251	13,601
Total	$2,736	$3,002	$13,600	$19,338	$157,407	$176,745

December 31, 2010

Commercial non real estate	$175	$221	$1,089	$1,485	$22,430	$23,915
Commercial real estate:
Commercial real estate – other	466	292	5,743	6,501	93,111	99,612
Commercial real estate – construction	1,202	1,591	7,246	10,039	12,855	22,894
Consumer:
Consumer – other	718	472	886	2,076	25,082	27,158
Consumer – automobile	66	32	--	98	1,404	1,502
Consumer – home equity	148	94	14	256	16,353	16,609
Residential 1-4 family	1,060	656	1,119	2,835	11,996	14,831
Total	$3,835	$3,358	$16,097	$23,290	$183,231	$206,521

5. Contingencies and loan commitments

In the ordinary course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2011 related to these items is summarized below:

Loan Commitments:	Contract Amount

Commitments to fund commercial and construction loans	$143,000
Unused portions of loans and credit lines	27,042,000
Total loan commitments	$27,185,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Total loan commitments outstanding at June 30, 2011 consisted of fixed and adjustable rate loans at rates ranging from 4.5% to 6.5%.

Commitments to fund loans, including credit lines (principally variable rate, consumer lines secured by real estate and overdraft protection) totaled approximately $27.2 million at June 30, 2011.

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at June 30,
Name	2011	2010	Rate	Prepayment Option Date	Maturity	Distribution Payment Frequency

Provident Community
Bancshares Capital Trust I	$4,000,000	$4,000,000	7.39%	October 1, 2011	October 1, 2036	Quarterly
Provident Community
Bancshares Capital Trust II	8,000,000	8,000,000	1.99%	March 1, 2012	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

The Corporation exercised its right on July 22, 2010 to defer the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest at a current rate of 7.39% for the $4.0 million of trust preferred securities issued in July 2006 and at a current rate of 1.99% for the $8.0 million of trust preferred securities issued in December 2006. Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Corporation will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

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

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. Therefore, at  June 30, 2011, loans classified as impaired totaled $23.5 million. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loans as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2011 and December 31, 2010 (In thousands).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$1	$1	$--	$--
Government Sponsored Enterprises	66,905	66,905	--	--
Trust Preferred securities	4,284	--	2,642	1,642
Total investment securities	71,190	66,906	2,642	1,642
Mortgage-backed and related securities	81,863	--	81,863	--
Total	$153,053	$66,906	$84,505	$1,642

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$2	$2	$--	$--
Government Sponsored Enterprises	54,772	54,772	--	--
Trust Preferred securities	4,548	--	2,614	1,934
Total investment securities	59,322	54,774	2,614	1,934
Mortgage-backed and related securities	89,147	--	89,147	--
Total	$148,469	$54,774	$91,761	$1,934

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2011.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Investment Securities
Available-for-Sale
Beginning balance at March 31, 2011	$2,050,000
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	(81,000)
Other comprehensive income	(127,000)
Purchases, sales, issuances and settlements, net	(200,000)
Ending balance at June 30, 2011	$1,642,000
Beginning balance at December 31, 2010	$1,934,000
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	(93,000)
Other comprehensive income	(20,000)
Purchases, sales, issuances and settlements, net	(179,000)
Ending balance at June 30, 2011	$1,642,000

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
Assets measured at fair value on a nonrecurring basis at June 30, 2011 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$17,565,000	$--	$17,565,000	$--
Troubled debt restructurings	4,618,000	--	4,618,000	--
Other real estate owned	10,219,000	--	10,219,000	--
Total assets at fair value	$32,402,000	$--	$32,402,000	$--

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$17,038,000	$--	$17,038,000	$--
Troubled debt restructurings	5,667,000	--	5,667,000	--
Other real estate owned	10,618,000	--	10,618,000	--
Total assets at fair value	$33,323,000	$--	$33,323,000	$--

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

The estimated fair values of the Corporation’s financial instruments were as follows at June 30, 2011
(in thousands):

	June 30, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$29,268	$29,268
Securities available for sale	153,053	153,053
Federal Home Loan Bank stock, at cost	3,445	3,445
Federal Reserve Bank stock, at cost	667	667
Loans, net	170,136	172,348
Accrued interest receivable	1,396	1,396
Cash surrender value of life insurance	7,770	7,770

Financial liabilities
Deposits	$295,569	$283,096
Advances from FHLB	59,500	60,652
Securities sold under agreements to repurchase	4,999	4,998
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	855	855
Off-balance-sheet assets (liabilities)	Notional Amount	Fair Value
Commitments to extend credit	$27,185	$--

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2010 (in thousands):

	December 31, 2010
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$24,865	$24,865
Securities available for sale	148,469	148,469
Federal Home Loan Bank stock, at cost	3,526	3,526
Federal Reserve Bank stock, at cost	832	832
Loans, net	198,896	198,279
Accrued interest receivable	1,575	1,575
Cash surrender value of life insurance	8,623	8,623

Financial liabilities
Deposits	$313,128	$299,950
Advances from FHLB	59,500	61,357
Securities sold under agreements to repurchase	10,028	10,027
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	663	663
Off-balance-sheet assets (liabilities)	Notional Amount	Fair Value
Commitments to extend credit	$29,575	$--

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

Income Taxes

The Corporation uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax asset, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Corporation exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change.  Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences that occurred in 2010, management has established a valuation allowance for the portion of the net deferred tax asset that is not recoverable through loss carry backs. At December 31, 2010, the Corporation's net deferred tax asset totaled $10.8 million.  Based on the Corporation's projections for future taxable income over the next three years, cumulative tax losses over the previous three years and available tax planning strategies, the Corporation recorded a valuation allowance in the amount of $7.7 million through a charge against income tax expense (benefit).  The Corporation has net operating loss carry-forwards of approximately $30.0 million which will expire by 12/31/2030 if not utilized to offset taxable income prior to that date. It is management’s belief that realization of the deferred tax asset, after the valuation allowance, is more likely than not.

Forward Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain “forward-looking statements” concerning the future operations, plans or strategies of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Corporation’s and the Bank’s market area and the country as a whole, real estate values in the Bank’s market area, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing and the demand for such products, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state laws and regulations. The Corporation provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2010, including in the Risk Factors section of that report, and in its other SEC reports. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets

Total assets of the Corporation decreased $21.8 million, or 5.3%, to $386.9 million at June 30, 2011 from $408.7 million at December 31, 2010. Starting in 2010 and, as part of its strategic plan, the Corporation implemented a program to shrink its balance sheet in order to increase its regulatory capital ratios. This shrinkage was accomplished with reductions in borrowings and higher cost deposits. Investment securities at June 30, 2011 increased $4.6 million, or 3.1%, to $153.1 million from $148.5 million at December 31, 2010. Federal funds sold at June 30, 2011 increased $6.0 million to $20.5 million from $14.5 million at December 31, 2010 as a result of funds invested with proceeds from sales and maturities of securities. Net loans decreased $28.8 million from December 31, 2010 to June 30, 2011, due primarily to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and more stringent underwriting standards.

Available for Sale-Securities classified as available for sale consisted of the following (in thousands):

	June 30, 2011		December 31, 2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities:
U.S. Agency Obligations	$1	$1	$2	$2
Government Sponsored Enterprises	68,176	66,905	55,881	54,772
Trust Preferred Securities	6,883	4,284	7,27 1	4,548
Total Investment Securities	75,060	71,190	63,154	59,322
Mortgage-Backed Securities:
Fannie Mae	18,618	18,650	11,307	11,458
Ginnie Mae	47,253	47,402	61,617	61,312
Freddie Mac	15,474	15,427	16,216	15,962
Collateralized Mortgage Obligations	399	384	448	415
Total Mortgage-Backed Securities	81,744	81,863	89,588	89,147
Total Available for Sale	$156,804	$153,053	$152,742	$148,469

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at June 30, 2011 was 3.46% compared to 3.52% at December 31, 2010. The carrying values of the investment securities at June 30, 2011 and December 31, 2010 and percentage of each category to total investments are as follows:

	June 30, 2011		December 31, 2010
Available for sale:	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio

Investment securities:
U.S. Agency obligations	$1	0.00%	$2	0.01%
Government Sponsored Enterprises	66,905	43.71	54,772	36.89
Trust Preferred Securities	4,284	2.80	4,548	3.06
Total investment securities	71,190	46.51	59,322	39.96
Mortgage-Backed Securities	81,863	53.49	89,147	60.04
Total	$153,053	100.00%	$148,469	100.00%

The Corporation sold $23.0 million in investment securities to restructure the portfolio between agency and mortgage-backed securities. The Corporation decreased its level of mortgage-backed securities for the six months period ended June 30, 2011 to $81.9 million compared to $89.1 million for the period ended December 31, 2010. This decrease was due to the high prepayment speeds of the mortgage-backed securities and was partially offset with additions in government sponsored enterprises securities to $66.9 million at June 30, 2011 compared to $54.8 million at December 31, 2010.

The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All securities were classified as available for sale at June 30, 2011.

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

The amortized cost and fair value of investment securities are summarized as follows:

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of June 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
U.S. Agency Obligations	$1	$–	$--	$1
Government Sponsored Enterprises	68,176	27	(1,298)	66,905
Trust Preferred Securities	6,883	–	(2,599)	4,284
Total Investment Securities	75,060	27	(3,897)	71,190
Mortgage-Backed Securities:
Fannie Mae	18,618	199	(167)	18,650
Ginnie Mae	47,253	368	(219)	47,402
Freddie Mac	15,474	45	(92)	15,427
Collateralized Mortgage Obligations	399	–	(15)	384
Total Mortgage-Backed Securities	81,744	612	(493)	81,863
Total available for sale	$156,804	$639	$(4,390)	$153,053

	As of December 31, 2010

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
U.S. Agency Obligations	$2	$--	$--	$2
Government Sponsored Enterprises	55,881	49	(1,158)	54,772
Trust Preferred Securities	7,271	--	(2,723)	4,548
Total Investment Securities	63,154	49	(3,881)	59,322
Mortgage-Backed Securities:
Fannie Mae	11,307	270	(119)	11,458
Ginnie Mae	61,617	180	(485)	61,312
Freddie Mac	16,216	10	(264)	15,962
Collateralized Mortgage Obligations	448	--	(33)	415
Total Mortgage-Backed Securities	89,588	460	(901)	89,147
Total available for sale	$152,742	$509	$(4,782)	$148,469

The maturities of securities at June 30, 2011 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$1	$1
Due after one year through five years	2,053	2,032
Due after five years through ten years	50,627	49,657
Due after ten years	104,123	101,363
Total investment and mortgage-backed securities	$156,804	$153,053

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available
for Sale
Government Sponsored Enterprises	$55,378	$1,298	$–	$–	$55,378	$1,298
Trust Preferred Securities	–	–	4,284	2,599	4,284	2,599
Mortgage-Backed
Securities	33,688	478	409	15	34,097	493
Total	$89,066	$1,776	$4,693	$2,614	$93,759	$4,390

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

Loans

Net loans decreased to $170.1 million at June 30, 2011 compared to $198.9 million at December 31, 2010. The decrease was due to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and more conservative underwriting standards. Consumer loans decreased $4.3 million, or 9.5%, commercial loans, primarily lines of credit, and commercial real estate loans decreased $24.2 million, or 19.6%, and residential mortgage loans decreased $1.2 million, or 8.3%, for the period ended June 30, 2011.

Loans receivable consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Mortgage loans:
Fixed-rate residential	$8,837	$9,102
Adjustable-rate residential	4,153	5,064
Commercial real estate	84,553	99,612
Construction	611	665
Total mortgage loans	98,154	114,443
Commercial loans:
Commercial non-real estate	21,354	23,137
Commercial lines of credit	16,274	23,672
Total commercial loans	37,628	46,809
Consumer loans:
Home equity	15,326	16,409
Consumer and installment	25,339	28,553
Consumer lines of credit	298	307
Total consumer loans	40,963	45,269
Total loans	176,745	206,521
Less:
Undisbursed portion of interim
construction loans	(143)	(143)
Unamortized loan discount	(251)	(269)
Allowance for loan losses	(6,372)	(7,379)
Net deferred loan origination costs	157	166
Total, net	$170,136	$198,896

Weighted-average interest rate of loans	5.18%	4.97%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2011	December 31, 2010

Non-accruing loans which are contractually past due 90 days or more:
Residential real estate	$1,686	$1,534
Commercial	15,256	15,353
Consumer	1,983	1,939
Total nonperforming loans	18,925	18,826
Non-accruing loans past due 90 days and still accruing interest	252	125
Troubled debt restructurings	4,618	5,667
Real estate acquired through Foreclosure	10,219	10,618
Total nonperforming assets	$34,014	$35,236
Nonperforming loans to total loans, net	11. 12%	9.46%
Nonperforming assets to total assets	8.79%	8.62%
Allowance for loan losses to total loans outstanding	3.61%	3.58%
Allowance for loan losses to nonperforming loans	33 .67%	39.20%
Allowance for loan losses	$6,372	$7,379

Loans classified as impaired generally will be non-performing loans, and the accrual of interest is discontinued at the time the loan is 90 days delinquent.  At June 30, 2011, there were loans in the amount of $252,000 that were 90 days or more past due and accruing interest. At December 31, 2010, there were loans in the amount of $125,000 that were 90 days or more past due and accruing interest.

Non-performing assets decreased $1.2 million to $34.0 million at June 30, 2011, or 8.79% of total assets, as compared to $35.2 million or 8.62% of total assets at December 31, 2010. Slow housing conditions have affected borrowers’ abilities to sell the completed projects in a timely manner. Loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on loans until the collateral has been acquired and liquidated or other arrangements can be made.

Interest income that would have been recorded for the six months ended June 30, 2011 had non-accruing loans been current in accordance with their original terms amounted to approximately $608,000. Interest earned on loans that were contractually past due 90 days or more at June 30, 2011 was $10,559.

Management has allocated specific reserves to its non-performing assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for non-performing loans are allocated to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of June 30, 2011. Management continues to evaluate and assess all non-performing assets on a regular basis as part of its well-established loan monitoring and review process.

At June 30, 2011, criticized and classified loans, which include all non-performing loans, totaled $42.5 million, compared to $44.7 million at December 31, 2010 and $45.9 million at June 30, 2010. Our non-performing loans totaled $18.9 million at June 30, 2011 compared to $18.8 million at December 31, 2010. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Real estate acquired through foreclosure decreased $399,000 to $10.2 million at June 30, 2011 from $10.6 million at December 31, 2010, as a result of  the sales on eleven commercial real estate properties totaling $3.2 million. The sales were offset by the addition of eight commercial real estate properties totaling $3.3 million. Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying values of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Real estate acquired in settlement of loans through foreclosure is summarized as follows:

	June 30,	December 31,
	2011	2010

Balance at beginning of period	$10,618	$5,917
Foreclosures added during the period	3,299	9,271
Sales of foreclosed property	(3,200)	(2,739)
Provision charged as a write-down	(498)	(1,831)
Balance at the end of period	$10,219	$10,618

Liabilities

Total liabilities decreased $22.3 million to $376.1 million at June 30, 2011 from $398.4 million at December 31, 2010. Deposits decreased $17.6 million, or 5.6%, to $295.6 million at June 30, 2011 from $313.1 million at December 31, 2010. The decrease was due to a $12.3 million decrease in certificates of deposit along with a $5.3 million decrease in transaction accounts. Security agreements to repurchase decreased $5.0 million to $5.0 million at June 30, 2011 from $10.0 million at December 31, 2010 due to the pay-down of these instruments.

Deposit accounts were as follows (in thousands):

	June 30, 2011			December 31, 2010
	Rate	Balance	%	Rate	Balance	%

Account Type
NOW accounts:
Commercial non-interest-bearing	--	$21,869	7.40%	--	$18,414	5.88%
Non-commercial	0.58%	86,974	29.43%	1.60%	98,075	31.32%
Money market checking accounts	0.40%	24,347	8.24%	0.53%	21,066	6.73%
Regular savings	0.45%	27,504	9.30%	0.84%	28,430	9.08%
Total demand and savings deposits	0.46%	160,694	54.37%	1.15%	165,985	53.01%
Time deposits:
Up to 3.00%		131,872	44.62%		143,562	45.85%
3.01%- 4.00%		56	0.02%		206	0.07%
4.01%- 5.00%		2,562	0.86%		2,800	0.89%
5.01%- 6.00%		385	0.13%		575	0.18%
Total time deposits	1.30%	134,875	45.63%	1.55%	147,143	46.99%
Total deposit accounts	0.85%	$295,569	100.00%	1.34%	$313,128	100.00%

The maturity of the advances from the FHLB is as follows (in thousands):

	June 30, 2011		December 31, 2010
Balance Wtd Avg Rate	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate
Contractual Maturity:
Within one year - adjustable rate	$5,000	4.40%	$--	--%
After one but within three years - adjustable rate	17,000	4.63%	22,000	4.58%
Greater than five years - adjustable rate	37,500	3.89%	37,500	3.89%
Total advances	$59,500	4.14%	$59,500	4.14%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

Shareholders’ equity increased $458,000, or 4.5%, to $10.7 million at June 30, 2011 from $10.3 million at December 31, 2010 primarily due to a $339,000 decrease in unrealized losses on securities available for sale along with net operating income of $119,000.

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

At June 30, 2011, the Corporation’s investment in marketable securities totaled $153.1 million, all of which was available for sale. In addition, the Corporation had $20.5 million in federal funds sold at June 30, 2011 compared to $14.5 million at December 31, 2010. Approximately $86.3 million and $78.5 million of debt securities at June 30, 2011 and December 31, 2010, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $27.2 million at June 30, 2011. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from June 30, 2011, totaled $103.5 million or 35.0 % of total deposits. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At June 30, 2011, the Corporation had outstanding $59.5 million of FHLB borrowings and $5.0 million of securities sold under agreements to repurchase. At June 30, 2011, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $17.9 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares’ primary sources of income are proceeds that it retained from its offering of preferred stock and dividends received from the Bank. The dividends that may be paid by the Bank to the Corporation are subject to legal limitations and regulatory capital requirements. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency cannot exceed retained net income for that year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. Further, the Corporation cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock for the dividend period ending during the calendar quarter have been declared and the Corporation has not failed to pay a dividend in the full amount of the Preferred Stock with respect to the period in which such dividend payment in respect of its common stock would occur. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on December 21, 2010, that prohibit the Bank from paying cash dividends to the Corporation.  See “Consent Order and Written Agreement”. For the three and six month periods ended June 30, 2011, no cash dividends have been declared or paid by the Bank or the Corporation.

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

Capital Management and Regulatory Matters

Dividend Restrictions

The Bank is prohibited from declaring cash dividends on its common stock or repurchasing its common stock if the effect thereof would cause its net worth to be reduced below either the amount required for the minimum regulatory capital requirement.  In addition, the Bank is also prohibited from declaring cash dividends and repurchasing its own stock without prior regulatory approval if the total amount of all dividends or stock repurchases (including any proposed dividends and stock repurchases) for the applicable calendar year exceeds its current year’s net income plus its retained net income for the preceding two years. Under current OCC regulations, the Bank is limited in the amount it may loan to affiliates, including the Corporation. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of bank capital and surplus.

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

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. So long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized. At June 30, 2011, the Bank did not meet the higher tier 1 capital requirements required by the consent order and is evaluating alternatives to increase capital.   The Bank’s capital category as of June 30, 2011, is determined solely for the purpose of applying the PCA restrictions, and the Bank’s capital category as of June 30, 2011, may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

    The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

					Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$16,502	4.20%	$15,698	4.00%	$	n/a	n/a	%
Bank	24,359	6.21	15,683	4.00		31,366	8.00
Tier 1 capital ratio
Corporation	16,502	7.43	8,886	4.00		n/a	n/a
Bank	24,359	10.98	8,871	4.00		n/a	n/a	(1)
Total risk-based capital ratio
Corporation	26,943	12.13	17,771	8.00		n/a	n/a
Bank	27,175	12.25	17,741	8.00		26,612	12.00

(1) Minimum capital amounts and ratios presented for the Bank as of June 30, 2011, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $4.1 million at June 30, 2011.

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

In addition, the Consent Order required the Bank to develop by March 21, 2011, a three-year capital plan, which includes, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital. The Consent Order also required the Bank to develop by March 21, 2011, a strategic plan covering at least a three-year period, which among other things, included a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific Bank personnel who are responsible and accountable for the plan, and a description of systems to monitor our progress. On March 19, 2011, the Bank’s Board submitted a written strategic plan and capital plan to the OCC covering a three-year period which included an action plan for increasing the Bank’s capital ratios to the minimums set forth in the order.  The order also required the Bank to achieve and maintain total capital at least equal to 12% of risk-weighted assets and at least equal to 8% of adjusted total assets by April 21, 2011.  The Bank has been working on efforts to achieve the tier 1 capital levels imposed under the Consent Order. Once the Bank receives the OCC’s written determination of no supervisory objection, the Bank’s Board of Directors will adopt and implement the plans.

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

In order to comply with the Consent Order, the Bank:

●
Revised its liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs.  The plan specifies how the Bank intends to comply with regulatory restrictions which limit the interest rates the Bank can offer to depositors;

●
Revised its loan policy, and created a commercial real estate concentration management program.  The Bank also established a new loan review program to ensure the timely and independent identification of problem loans and  modified  its existing program for the maintenance of an adequate allowance for loan and lease losses;

●
Took immediate and continuing action to protect the Bank’s interest in certain assets identified by the OCC or any other bank examiner and developed a criticized assets report covering the entire credit relationship with respect to such assets;

●	Implemented and adhered to a program for the maintenance of an adequate ALLL that is consistent with OCC requirements; and

●	Ensured that the Bank has competent management in place on a full-time basis to carry out the Board’s policies and operate the Bank in a safe and sound manner.

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

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $27.2 million at June 30, 2011. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the quarter ended June 30, 2011, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Results of operations for the three months ended June 30, 2011 and 2010

General

The Corporation recorded a net loss to common shareholders of $110,000 for the three months ended June 30, 2011 as compared to a net loss to common shareholders of $414,000 for the same period in 2010. The decrease in the loss in 2011 was primarily due to the absence of a provision for loan losses in 2011 due primarily to a net reduction in total loans of $17.4 million, offset by a decrease in the gain on the sale of investments and an increase of $492,000 in expenses primarily related to the holding and disposition of foreclosed properties.

Average Yields and Rate
(dollars in thousands)
	Three Months Ended June 30,
	2011			2010

	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-earning assets:
Loans (1)	$186,383	$2,344	5.03%	$235,433	$2,875	4.88%
Mortgage-backed securities	78,243	729	3.73%	23,773	218	3.67%
Investment securities	72,221	615	3.41%	116,011	1,010	3.48%
Other interest-earning assets	23,374	22	0.38%	19,660	8	0.14%
Total interest-earning assets	360,221	3,710	4.12%	394,877	4,111	4.16%
Non-interest-earning assets	33,105			40,113
Total assets	$393,326			$434,990
Interest-bearing liabilities: Deposits	281,259	663	0.94%	303,237	1,294	1.7 1%
Floating rate junior subordinated deferrable interest debentures	12,372	119	3.83%	12,372	120	3.85%
FHLB advances and other	65,748	624	3.80%	71,192	630	3.54%
borrowings Total interest-bearing liabilities	359,379	1,406	1.56%	386,801	2,044	2.11%
Non-interest-bearing sources: Non-interest-bearing deposits	20,834			19,075
Non-interest-bearing liabilities	3,402			3,071
Total liabilities	383,615			408,947
Shareholders’ equity	9,711			26,043
Total liabilities and shareholders’ equity	$393,326			$434,990
Net interest income		$2,305			$2,067
Interest rate spread			2.56%			2.05%
Impact of non-interest-bearing deposits			0.06%			0.04%
Net interest margin			2.62%			2.09%

(1)	Average balances of loans include non-accrual loans.
(2)	Annualized

Interest Income

Interest income decreased $401,000, or 9.7%, to $3.7 million for the three months ended June 30, 2011 as compared to the same period in 2010. Interest income on loans decreased by 18.5%, or $531,000, to $2.3 million for the three months ended June 30, 2011 from $2.9 million for the three months ended June 30, 2010, due primarily to lower average balances due to lower demand. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities increased $130,000, or 10.5%, for the three months ended June 30, 2011 to $1.4 million from $1.2 million during the same period in 2010 due  primarily to higher average balances.

Interest Expense

Interest expense decreased $638,000, or 31.2%, to $1.4 million for the three months ended June 30, 2011 as compared to $2.0 million for the three months ended June 30, 2010. Interest expense on deposit accounts decreased $631,000, or 48.8%, to $663,000 for the three months ended June 30, 2011 from $1.3 million during the same period in 2010 due primarily to lower average balances as a result of reductions in funding needs and lower market interest rates.

Provision for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. The Board of Directors reviews and ratofies the appropriate level for the allowance for loan losses quarterly based upon management’s recommendations, the results of the internal monitoring and reporting system, quarterly external independent loan reviews and the analysis of economic conditions in our local markets. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Loan losses, which include write downs and charge-offs, are charged directly to the allowance while recoveries are credited against the allowance. The amount of the provision is a function of the level and composition of loans outstanding, the level of classified, non-performing and impaired loans, the number of troubled debt restructurings and impairment analysis of such loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during the given period, and current and anticipated economic conditions.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2011 to meet presently known and inherent risks in the loan portfolio.

During the three months ended June 30, 2011, a provision for loan losses was not required due to a reduction in net loans of $17.4 million and lower write-downs and charge-offs. This compares to a provision of $1.2 million for the same period in the previous year. Non-performing loans decreased $8.5 million from $27.4 million at June 30, 2010 to $18.9 million at June 30, 2011. The high level of non-performing loans relates primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner.

Loan charge-offs and recoveries consisted of the following for the three months ended June 30, 2011.
(In Thousands)

	Commercial	Consumer	Residential	Total
June 30, 2011

Charge-offs	$626	$49	$11	$686
Recoveries	(87)	(22)	--	(109)
Net Charge-offs	$539	$27	$11	$577

	Commercial	Consumer	Residential	Total
June 30, 2010

Charge-offs	$1,433	$307	$49	$1,789
Recoveries	(124)	(17)	--	(141)
Net Charge-offs	$1,309	$290	$49	$1,648

Specific reserves for non-performing loans at June 30, 2011 were $1.4 million compared to $844,000 for non-performing loans at June 30, 2010. Management believes the specific reserves allocated to these and other non accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believes to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects that further deterioration of economic conditions in the Corporation’s market areas is likely in the short-term, especially with respect to real estate related activities and real property values. In such events, further provisions for loan losses could be needed in the future.

Non-Interest Income

Total non-interest income decreased $358,000, or 32.3%, to $751,000 for the three months ended June 30, 2011 from $1.1 million for the same period in the previous year. The decrease was due primarily to lower gains on the sale of investments. The Corporation recorded a $282,000 gain on sale of investments from security sales of $7.8 million for the three months ended June 30, 2011 compared to a gain of $528,000 from security sales of $26.0 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. An other-than-temporary impairment charge of $191,000 was  required for write-downs on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities for the three months ended June 30, 2011 compared to $164,000 for the same period in 2010. Net fees from financial services decreased $85,000, or 11.6%, to $649,000 for the three months ended June 30, 2011 from $734,000 for the same period in the previous year. The decrease was due to lower return check charges as a result of new government regulations on checking accounts.

Non-Interest Expense

For the three months ended June 30, 2011, total non-interest expense increased $583,000, or 23.8%, to $3.0 million from $2.5 million for the same period in 2010. The increase was due primarily to higher loan operation expenses as a result of an increase in foreclosure costs related to other real estate owned. Compensation and employee benefits decreased $16,000, or 1.5%, due primarily to reductions in employee compensation costs due to prior year staffing reductions. Occupancy and equipment expense increased $53,000, or 8.8%, to $657,000 for the three months ended June 30, 2011 from $604,000 for the same period in 2010 due to higher computer system maintenance expense and data communication charges. Deposit insurance premiums expense increased $33,000 to $179,000 for the three months ended June 30, 2011 from $146,000 for the same period in 2010, due to higher assessments. Professional services expense increased $76,000, or 77.5%, to $174,000 for the three months ended June 30, 2011 from $98,000 for the same period in 2010 due primarily to higher regulatory exam expense and higher legal expense. OREO and loan operations expense increased $492,000, to $657,000 for the three months ended June 30, 2011 from $165,000 for the same period in 2010 due primarily to higher foreclosure expenses and write-downs required to adjust other real estate owned to fair market value. Other expense decreased $40,000, or 17.2%, to $193,000 for the three months ended June 30, 2011 from $233,000 for the same period in 2010, due primarily to lower checking account charge-offs and reductions in checking account processing fees.

Income taxes

Our expense for income taxes was $7,000 for the three months ended June 30, 2011 as compared to a benefit of $171,000 for the same period in 2010. The Corporation has net operating loss carry-forwards of approximately $30.0 million which will expire by 12/31/2030 if not utilized to offset taxable income prior to that date. Therefore, federal income tax expense is not being recognized on taxable income.

Results of operations for the six months ended June 30, 2011 and 2010

General

The Corporation recorded a net loss to common shareholders of $116,000 for the six months ended June 30, 2011 as compared to a net loss of $514,000 for the same period in 2010. The decrease in the loss in 2011 was primarily due to the absence of a provision for loan losses in 2011 due primarily to a net reduction in total loans of $28.8 million, offset by a decrease in the gain on the sale of investments and an increase of $563,000 in expenses primarily related to the holding and disposition of foreclosed properties.

Average Yields and Rates
(dollars in thousands)	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-earning assets:
Loans (1)	$192,162	$4,788	4.98%	$241,696	$5,995	4.96%
Mortgage-backed securities	77,421	1,361	3.52%	33,756	647	3.83%
Investment securities	65,538	1,111	3.39%	106,518	1,985	3.73%
Other interest-earning assets	31,122	52	0.34%	22,468	13	0.12%
Total interest-earning assets	366,243	7,312	3.99%	404,438	8,640	4.27%
Non-interest-earning assets	34,378			40,470
Total assets	$400,621			$444,908
Interest-bearing liabilities:
Deposits	$287,422	1,543	1.07%	$307,890	2,841	1.85%
Floating rate junior subordinated deferrable interest debentures	12,372	237	3.83%	12,372	237	3.83%
FHLB advances and other borrowings	67,028	1,243	3.71%	76,333	1,374	3.60%
Total interest-bearing liabilities	366,822	3,023	1.65%	396,595	4,452	2.25%
Non-interest-bearing sources:
Non-interest-bearing deposits	20,353			18,905
Non-interest-bearing liabilities	3,448			3,149
Total liabilities	390,623			418,649
Shareholders’ equity	9,998			26,259
Total liabilities and shareholders’ equity	$400,621			$444,908
Net interest income		$4,289			$4,188
Interest rate spread			2.34%			2.03%
Impact of non-interest-bearing deposits			0.07			0.04
Net interest margin			2.41%			2.07%

(1)	Average balances of loans include non-accrual loans.
(2)	Annualized

Interest Income

Interest income decreased $1.3 million, or 15.4%, to $7.3 million for the six months ended June 30, 2011 as compared to the same period in 2010. Interest income on loans decreased by 20.1%, or $1.2 million, to $4.8 million for the six months ended June 30, 2011 from $6.0 million for the six months ended June 30, 2010, due primarily to lower average balance of loans as a result of a decrease in demand. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $121,000, or 4.6%, for the six months ended June 30, 2011 due to lower investment yields due to declining market interest rates, offset by higher average balances.

Interest Expense

Interest expense decreased $1.4 million, or 32.1%, to $3.0 million for the six months ended June 30, 2011 as compared to $4.5 million for the six months ended June 30, 2010. Interest expense on deposit accounts decreased $1.3 million, or 45.7%, to $1.5 million for the six months ended June 30, 2011 from $2.8 million during the same period in 2010 due primarily to lower market interest rates, a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts and with lower average balances. Interest expense on borrowings decreased $131,000, or 9.5%, for the six months ended June 30, 2011 as compared to the same period in the previous year due to lower average balances.

Provision for Loan Losses

During the six months ended June 30, 2011, a provision for loan losses was not required due to a reduction in net loans of $28.8 million and lower write-downs and charge-offs. This compares to $2.1 million for the same period in the previous year. During the six months ended June 30, 2011, bad debt charge-offs, net of recoveries, were $1.0 million as compared to $2.7 million for the same period in the previous year. In addition, specific reserves on non-performing loans were $1.4 million for the six months ended June 30, 2011 compared to $844,000 for the same period in the previous year. The Corporation’s loan loss allowance at June 30, 2011 was approximately 3.6% of the Corporation’s outstanding loan portfolio compared to 2.1% of the Corporation’s outstanding loan portfolio at June 30, 2010.

The changes in the allowance for loan losses consisted of the following for the six months ended June 30, 2011.

	June 30,	June 30,
	2011	2010
Balance at beginning of period	$7,379	$5,579
Provision for loan losses	--	2,083
Charge-offs, net	(1,007)	(2,691)
Balance at end of period	$6,372	$4,971

Non-Interest Income

Total non-interest income decreased $775,000, or 35.7%, to $1.4 million for the six months ended June 30, 2011 from $2.2 million for the same period in the previous year. The decrease was due primarily to lower gain on sale of investment securities, partially offset by a reduction in other than temporary impairment write-downs on securities. Gain on sale of investments were $278,000 from security sales of $24.0 million for the six months ended June 30, 2011 compared to $1.2 million from security sales of $51.7 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. Other than temporary impairment write-downs on securities were $191,000 for the six months ended June 30, 2011 compared to $467,000 for the same period in 2010 from write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Fees from financial services decreased $112,000, or 8.0%, to $1.3 million for the six months ended June 30, 2011 from $1.4 million for the same period in the previous year. The decrease was due to lower return check charges as a result of new government regulations on checking accounts.

Non-Interest Expense

For the six months ended June 30, 2011, total non-interest expense increased $749,000, or 15.6%, to $5.5 million from $4.8 million for the same period in 2010. Compensation and employee benefits decreased $75,000, or 3.4%, to $2.1 million for the six months ended June 30, 2011 from $2.2 million for the same period in 2010 due primarily to reductions in employee compensation costs due to prior year staffing reductions. Occupancy and equipment expense increased $85,000, or 7.1%, to $1.3 million for the six months ended June 30, 2011 from $1.2 million for the same period in 2010 due primarily to higher ATM expense due to higher usage and higher system maintenance expense. Deposit insurance premiums expense increased $67,000, to $357,000 for the six months ended June 30, 2011 from $290,000 for the same period in 2010, due to higher FDIC premium assessments. Professional services expense increased $112,000, or 56.6%, to $310,000 for the six months ended June 30, 2011 from $198,000 for the same period in 2010 due primarily to higher legal, audit and regulatory exam expense. Advertising/public relations expense decreased $10,000, or 33.3%, to $20,000 for the six months ended June 30, 2011 from $30,000 for the same period in 2010 due primarily to lower deposit product and promotion expenses. OREO and loan operations expense increased $563,000, or 218.2%, to $821,000 for the six months ended June 30, 2011 from $258,000 for the same period in 2010, due primarily to higher costs associated with loan foreclosures and write-downs required to adjust other real estate owned to fair market value.

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

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. As part of the Corporation’s participation in the Troubled Asset Relief Capital Purchase Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued to the Treasury Department has been redeemed in full or transferred to non-affiliates, the Corporation cannot repurchase any shares of its common stock without the prior approval of the Treasury Department. The Corporation did not repurchase any shares during the three months ended June 30, 2011 and 36,034 shares remain under the previously authorized plans.

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

31(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a) Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b) Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive Data File

The following materials from Provident Community Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: August 12, 2011	By:	/s/ Dwight V. Neese
Dwight V. Neese, President and
Chief Executive Officer

Date: August 12, 2011	By:	/s/ Richard H. Flake
Richard H. Flake, Executive Vice President
and Chief Financial Officer