Form 10-Q
period 2011-09-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2011-11-14
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

COMMISSION FILE NUMBER 1-5735

PROVIDENT COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its Charter)

Delaware	57-1001177
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2700 Celanese Road, Rock Hill, South Carolina 29732
(Address of Principal Executive Offices)

(803) 325-9400
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
Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes	No	X

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of November 7, 2011.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010

	September 30,	December 31,
ASSETS	2011	2010
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$4,588	$4,755
Interest earning balances with the Federal Reserve	4,244	5,638
Federal funds sold	27,751	14,472
Cash and cash equivalents	36,583	24,865

Investment and mortgage-backed securities-available for sale	155,054	148,469

Loans, net of unearned fees	165,989	206,275
Allowance for loan losses (ALLL)	(4,183)	(7,379)
Loans, net of ALLL	161,806	198,896

Real estate acquired through foreclosure	9,099	10,618
Office properties and equipment, net	4,837	5,101
Federal Home Loan Bank stock, at cost	3,406	3,526
Federal Reserve Bank stock, at cost	667	832
Accrued interest receivable	1,119	1,575
Cash surrender value of life insurance	7,843	8,623
Other assets	4,465	6,213
TOTAL ASSETS	$384,879	$408,718

LIABILITIES

Demand and savings deposits	$162,290	$165,985
Time deposits	128,206	147,143
Total deposits	290,496	313,128
Advances from the Federal Home Loan Bank	59,500	59,500
Securities sold under agreements to repurchase	5,365	10,028
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	964	663
Other liabilities	3,128	2,758
TOTAL LIABILITIES	371,825	398,449

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500,000 shares
issued and outstanding - 9,266 shares
at September 30, 2011 and December 31, 2010, respectively	9,254	9,250
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued and outstanding - 1,790,599 shares at September 30, 2011
and December 31, 2010, respectively	20	20
Common stock warrants	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(111)	(2,778)
Retained deficit, substantially restricted	(2,753)	(2,867)
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	13,054	10,269

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$384,879	$408,718

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$2,151	$2,841	$6,939	$8,836
Deposits and federal funds sold	3	9	17	23
Interest and dividends on mortgage-backed securities	677	346	2,038	992
Interest and dividends on investment securities	650	938	1,799	2,923
Total interest income	3,481	4,134	10,793	12,774

Interest Expense:
Deposit accounts	552	1,171	2,095	4,012
Floating rate junior subordinated deferrable interest debentures	118	123	355	359
Advances from the FHLB and other borrowings	632	637	1,875	2,012
Total interest expense	1,302	1,931	4,325	6,383

Net Interest Income	2,179	2,203	6,468	6,391
Provision for loan losses	290	3,947	290	6,030
Net interest income (loss) after
provision for loan losses	1,889	(1,744)	6,178	361

Non-Interest Income:
Fees for financial services	645	723	1,929	2,119
Other fees, net	5	18	27	52
Other-than-temporary-impairment write-down on securities	(218)	(660)	(409)	(1,127)
Net gain on sale of investments	419	619	697	1,824
Total non-interest income	851	700	2,244	2,868

Non-Interest Expense:
Compensation and employee benefits	1,008	1,057	3,115	3,239
Occupancy and equipment	623	630	1,911	1,833
Deposit insurance premiums	179	147	536	438
Professional services	144	127	454	325
Advertising and public relations	5	5	25	35
OREO and loan operations	483	475	1,304	733
Items processing	74	102	225	262
Telephone	40	44	133	131
Other	178	180	576	568
Total non-interest expense	2,734	2,767	8,279	7,564

Net income (loss) before income taxes	6	(3,811)	143	(4,335)
Expense (benefit) for income taxes	7	(548)	25	(793)
Net income (loss)	(1)	(3,263)	118	(3,542)

Accretion of preferred stock to redemption value and preferred dividends accumulated	120	120	355	355
Net loss to common shareholders	$(121)	$(3,383)	$(237)	$(3,897)

Net loss per common share (basic)	$(0.07)	$(1.89)	$(0.13)	$(2.18)

Net loss per common share (diluted)	$(0.07)	$(1.89)	$(0.13)	$(2.18)

Weighted average number of common shares outstanding

Basic	1,790,599	1,790,599	1,790,599	1,790,599

Diluted	1,790,599	1,790,599	1,790,599	1,790,599

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net income (loss)	$118	$(3,542)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Provision for loan losses	290	6,030
Amortization of securities	495	--
Depreciation expense	292	349
Recognition of deferred income, net of costs	(85)	(142)
Deferral of fee income, net of costs	99	26
Other than temporary impairment charge on AFS securities	409	1,127
Gain on investment transactions	(697)	(1,824)
Loss (gain) on OREO sales	14	(15)
OREO impairment	1,272	--
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	456	730
Increase in cash surrender value of life insurance	(252)	(283)
Decrease in other assets	311	594
Increase in other liabilities	370	1,666
Increase (decrease) in accrued interest payable	301	(37)

Net cash provided by operating activities	3,393	4,679

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(97,885)	(190,384)
Proceeds from sale of investment and mortgage-
backed securities:
Available for sale	50,210	84,450
Held to maturity	--	3,934
Proceeds from maturity of investment and mortgage-
backed securities:
Available for sale	37,237	104,583
Principal repayments on mortgage-backed securities:
Available for sale	7,748	14,493
Net decrease in loans	33,489	24,872
Redemption of FHLB/FRB stock	285	283
Proceeds from sales of foreclosed assets, net of costs and improvements	3,532	1,950
Purchase of office properties and equipment	(28)	(106)

Net cash provided by investing activities	34,588	44,075

FINANCING ACTIVITIES:

Dividends paid on preferred stock	--	(232)
Proceeds from redemption of life insurance	1,032	847
Decrease in other borrowings	(4,663)	(10,919)
Decrease in deposit accounts	(22,632)	(14,864)

Net cash used by financing activities	(26,263)	(25,168)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	11,718	23,586

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	24,865	15,631

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$36,583	$39,217

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$--	$28
Interest	4,024	6,420

Non-cash transactions:
Loans foreclosed	$3,299	$6,091
Unrealized gain (loss) on securities available for sale, net of income tax	2,846	207

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2011 and 2010 (unaudited)

							Retained	Accumulated
						Additional	Earnings,	Other	Treasury	Total
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Stock	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	at Cost	Equity
	(Dollars in Thousands, Except Share Data)
BALANCE AT DECEMBER 31, 2009	9,266	$9,245	1,790,599	$20	$25	$12,919	$11,184	$(972)	$(6,300)	$26,121

Net loss							(3,542)			(3,542)

Other comprehensive income, net of tax of $72 on unrealized holding gains on securities available for sale arising during period								207		207

Less reclassification adjustment for gains and other than temporary investment charge in net loss, net of tax								(432)		(432)
Comprehensive loss										(3,767)

Accretion of Preferred Stock to redemption value		4					(4)			--

Preferred stock dividend							(232)			(232)

BALANCE AT SEPTEMBER 30, 2010	9,266	$9,249	1,790,599	$20	$25	$12,919	$7,406	$(1,197)	$(6,300)	$22,122

BALANCE AT DECEMBER 31, 2010	9,266	$9,250	1,790,599	$20	$25	$12,919	$(2,867)	$(2,778)	$(6,300)	$10,269

Net income							118			118

Other comprehensive income, net of tax of $968 on unrealized holding gains on securities available for sale arising during period								2,846		2,846

Less reclassification adjustment for gains and other than temporary investment charge in net income, net of tax								(179)		(179)
Comprehensive income										2,785

Accretion of Preferred Stock to redemption value		4					(4)			--

BALANCE AT SEPTEMBER 30, 2011	9,266	$9,254	1,790,599	$20	$25	$12,919	$(2,753)	$(111)	$(6,300)	$13,054

See notes to consolidated financial statements

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) and Provident Community Bank, N.A. (the “Bank”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. This quarterly report should be read in conjunction with the Corporation’s annual report on Form 10-K for the year ended December 31, 2010. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

Recently Issued Accounting Standards

 The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Corporation is required to include these disclosures in its interim and annual financial statements. See Note 4.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 are disclosed in Note 4.

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

2.   Loss Per Common Share

Basic loss per common share amounts for the three and nine months ended September 30, 2011 and 2010 were computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts for the dilutive effect of outstanding common stock options  and warrants during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted loss per share calculation for the three and nine months ended September 30, 2011 and 2010 as all outstanding options had a higher average exercise price than the average market price and were therefore anti-dilutive. Anti-dilutive common stock equivalents that were excluded in the diluted loss per common share calculation for the three and nine months ended September 30, 2011 and 2010 were 265,543 and 269,743, respectively.

3.   Assets Pledged

Approximately $85.1 million and $78.5 million of debt securities at September 30, 2011 and December 31, 2010, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank (“FHLB”) advances commercial and residential real estate mortgage loans under a collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the FHLB that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.   Loans, net

Information about impaired loans for the periods ended September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010

Loans receivable for which there is a related allowance
for credit losses determined in accordance with ASC 310-10	$1,866	$8,611
Other impaired loans	26,247	25,001
Total impaired loans	$28,113	$33,612
Average monthly balance of impaired loans	$30,862	$32,439
Specific allowance for credit losses	$302	$1,788

Impaired Loans
For the Periods Ended September 30, 2011 and December 31, 2010

	Unpaid			Average
September 30, 2011	Principal	Recorded	Related	Recorded
	Balance	Investment	Allowance	Investment
	(IN THOUSANDS)
With no related allowance recorded:

Commercial
Commercial Real Estate	$23,019	$17,610	$--	$20,315
Commercial Non Real Estate	2,482	2,199	--	2,341

Consumer
Consumer - other	5,115	4,247	--	4,681
Consumer - home equity	328	315	--	321

Residential Real Estate
1-4 family	1,879	1,876	--	1,877

With an allowance recorded:

Commercial
Commercial Real Estate	$1,557	$1,403	$206	$1,480
Commercial Non Real Estate	224	224	60	224

Consumer
Consumer - other	239	239	36	239

Residential Real Estate
1-4 family	--	--	--	--

Total:	$34,843	$28,113	$302	$31,478
Commercial	27,282	21,436	266	24,360
Consumer	5,682	4,801	36	5,241
Residential	1,879	1,876	--	1,877

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
	(IN THOUSANDS)
With no related allowance recorded:

Commercial
Commercial Real Estate	$23,467	$16,253	$--	$19,860
Commercial Non Real Estate	3,166	2,929	--	3,047

Consumer
Consumer - other	4,710	3,980	--	4,345
Consumer - home equity	162	162	--	162

Residential Real Estate
1-4 Family	1,865	1,677	--	1,771

With a related allowance recorded:

Commercial
Commercial Real Estate	8,379	8,370	1,752	8,375

Consumer
Consumer - other	241	241	36	241

Total:	$41,990	$33,612	$1,788	$37,801
Commercial	35,012	27,552	1,752	31,282
Consumer	5,113	4,383	36	4,748
Residential	1,865	1,677	--	1,771

At September 30, 2011 and December 31, 2010, loans which are accounted for on a non-accrual basis:

Loans Receivable on Non-accrual Status
As of September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
	(IN THOUSANDS)
Commercial
Commercial real estate	$11,896	$14,305
Commercial non real estate	1,083	1,048

Consumer
Consumer - other	1,965	1,792
Consumer - automobile	51	--
Consumer - home equity	221	147

Residential Real Estate
1-4 family	1,744	1,534
Total	$16,960	$18,826

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Periods Ended September 30, 2011 and December 31, 2010

	Commercial
	Non Real	Commercial
	Estate	Real Estate	Consumer	Residential	Total
	(IN THOUSANDS)
September 30, 2011

Allowance for loan losses:

Beginning balance	$2,166	$4,602	$335	$276	$7,379
Charge-offs	(334)	(3,217)	(189)	(3)	(3,743)
Recoveries	35	155	27	40	257
Provisions	--	182	186	(78)	290
Ending balance	$1,867	$1,722	$359	$235	$4,183

Loans receivable:

Ending balance - total	$13,206	$101,055	$38,954	$13,030	$166,245

Ending balances:
Individually evaluated
for impairment	$2,423	$19,013	$4,801	$1,876	$28,113

Collectively evaluated
for impairment	$10,783	$82,042	$34,153	$11,154	$138,132

December 31, 2010

Allowance for loan losses:

Beginning balance	$1,947	$2,773	$502	$357	$5,579
Charge-offs	(976)	(6,044)	(1,423)	(262)	(8,705)
Recoveries	118	1,203	25	69	1,415
Provisions	1,077	6,670	1,231	112	9,090
Ending balance	$2,166	$4,602	$335	$276	$7,379

Loans receivable:

Ending balance - total	$23,915	$122,506	$45,269	$14,831	$206,521

Ending balances:
Individually evaluated
for impairment	$2,929	$24,623	$4,383	$1,677	$33,612

Collectively evaluated
for impairment	$20,986	$97,883	$40,886	$13,154	$172,909

Credit Quality Indicators
As of September 30, 2011 and December 31, 2010

Credit Quality Indicators: The Corporation regularly monitors the credit quality of its loan portfolio. Credit quality refers to the current and expected ability of borrowers to repay their obligations according to the contractual terms of such loans. Credit quality is evaluated through assignment of individual loan grades, as well as past-due and performing status analysis. Credit quality indicators allow the Corporation to assess the inherent loss on certain individual and pools of loans.

Corporate Credit Exposure (1)
Credit Risk Profile by Creditworthiness Category

	Commercial
	Non Real		Commercial Real
	Estate		Estate
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
	(IN THOUSANDS)
Grade 1 Superior Quality	$54	$4	$--	$--
Grade 2 Good Quality	60	340	--	--
Grade 3 Satisfactory	537	1,879	7,962	8,818
Grade 4 Acceptable	9,111	14,925	64,763	80,670
Grade 5 Special Mention	1,886	2,866	11,498	9,606
Grade 6 Substandard	1,342	3,901	16,832	23,412
Grade 7 Doubtful	216	--	--	--
Total	$13,206	$23,915	$101,055	$122,506

The Corporation uses an internal risk rating system to classify and monitor the credit quality of loans. Loan risk ratings are based on a graduated scale representing increasing likelihood of loss. Primary responsibility for the assignment of risk ratings of loans is with the individual loan officer assigned to each loan, subject of verification the Credit Administration department. Risk ratings are also reviewed periodically by an independent third party loan review firm that reports directly to the Board of Directors.

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Exposure (1)
Credit Risk Profile by Internally Assigned Grade

	Residential		Consumer
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Grade:	(IN THOUSANDS)
Pass	$11,612	$13,282	$35,167	$42,273
Special mention	--	--	--	--
Substandard	1,418	1,549	3,787	2,996
Total	$13,030	$14,831	$38,954	$45,269

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Exposure (1)
Credit Risk Profile Based on Payment Activity

	Consumer						Residential real estate
	Other		Automobile		Home equity		1-4 family
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(IN THOUSANDS)
Performing	$21,257	$25,366	$966	$1,502	$14,493	$16,462	$11,286	$13,297
Nonperforming	1,965	1,792	51	--	222	147	1,744	1,534
Total	$23,222	$27,158	$1,017	$1,502	$14,715	$16,609	$13,030	$14,831

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Loans graded one through four are considered “pass” credits.  As of September 30, 2011, approximately 78% of the loan portfolio were considered pass credits.  For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit. This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2011, we had loans totaling $13.4 million rated as Special Mention.

Loans graded six or greater are considered classified credits. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. The loan has well-defined weaknesses that jeopardize the liquidation value and has the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of Substandard but have additional factors that make collection or liquidation in full highly questionable and improbable. At September 30, 2011, classified loans totaled $23.6 million, with all but one loan being collateralized by real estate.  Classified credits are evaluated for impairment on a quarterly basis.

The following are past due loan trends for the Corporation’s loans receivable for the periods ended September 30, 2011 and December 31, 2010.

			Greater
	30 - 59 Days	60 - 89 Days	Than	Total Past		Total Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
	(IN THOUSANDS)
September 30, 2011

Commercial:
Commercial non real estate	$124	$753	$692	$1,569	$11,637	$13,206
Commercial real estate	244	1,865	8,532	10,641	90,414	101,055
Consumer:
Consumer - other	487	646	1,645	2,778	20,444	23,222
Consumer - automobile	53	--	--	53	964	1,017
Consumer - home equity	105	41	109	255	14,460	14,715
Residential 1-4 family	--	245	749	994	12,036	13,030
Total	$1,013	$3,550	$11,727	$16,290	$149,955	$166,245

December 31, 2010

Commercial:
Commercial non real estate	$175	$221	$1,089	$1,485	$22,430	$23,915
Commercial real estate	1,668	1,883	12,989	16,540	105,966	122,506
Consumer:
Consumer - other	718	472	886	2,076	25,082	27,158
Consumer - automobile	66	32	--	98	1,404	1,502
Consumer - home equity	148	94	14	256	16,353	16,609
Residential 1-4 family	1,060	656	1,119	2,835	11,996	14,831
Total	$3,835	$3,358	$16,097	$23,290	$183,231	$206,521

Troubled Debt Restructurings

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Corporation identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as  impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $983,000, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $111,000. All other restructured loans had been evaluated for impairment individually prior to modification reclassification as a TDR. The following are loan modifications for the Corporation’s loans receivable for the three and nine month periods ended September 30, 2011.
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
Troubled Debt Restructurings	of New	Recorded	Recorded	of New	Recorded	Recorded
Added during current year	Contracts	Investment	Investment	Contracts	Investment	Investment
	(IN THOUSANDS)
Commercial:
Commercial non real estate	3	$1,121	$1,121	6	$1,757	$1,521
Commercial real estate	8	4,527	4,517	11	6,404	6,375
Consumer:
Consumer - other	2	387	387	4	448	448
Residential 1-4 family	1	88	87	1	88	87
Total	14	$6,123	$6,112	22	$8,697	$8,431

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Post			Post
		Modification			Modification
	Number	Outstanding	Defaulted	Number	Outstanding	Defaulted
Troubled Debt Restructurings	of New	Recorded	Recorded	of New	Recorded	Recorded
Defaulted during the period	Contracts	Investment	Investment	Contracts	Investment	Investment
Added since September 30, 2010	(IN THOUSANDS)

Commercial:
Commercial non real estate	--	$--	$--	2	$346	$127
Commercial real estate	2	1,157	1,157	5	3,490	3,475
Consumer:
Consumer - other	1	14	14	3	159	159
Total	3	$1,171	$1,171	10	$3,995	$3,761

During the nine months ended September 30, 2011, the Corporation modified 22 loans that were considered to be troubled debt restructurings. We extended the terms for 12 of these loans and the interest rate was lowered for 10 of these loans. During the nine months ended September 30, 2011, 10 loans that had previously been restructured were in default, 3 of which went into default in the quarter.

5.   Contingencies and loan commitments

In the ordinary course of business, the Corporation enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at September 30, 2011 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$208,000
Commitments to fund commercial and construction loans	173,000
Unused portions of loans and credit lines	24,131,000
Total loan commitments	$24,512,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Total loan commitments outstanding at September 30, 2011 consisted of fixed and adjustable rate loans at rates ranging from 4.5% to 6.5%.

6.   Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures

On July 18, 2006, Provident Community Bancshares Capital Trust I (“Capital Trust I”) was formed. The Corporation is the owner of all of the common securities of Capital Trust I. On July 21, 2006, Capital Trust I issued $4.0 million of fixed/floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Corporation’s $124,000 capital contribution for Capital Trust I’s common securities, were used to acquire $4.1 million aggregate principal amount of the Corporation’s fixed/floating rate junior subordinated deferrable interest debentures due October 1, 2036, which constitute the sole asset of Capital Trust I. The interest rate on the debentures and the capital securities is equal to 7.393% for the first five years. Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month London Interbank Offered Rate (“LIBOR”). The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date. The debentures were not redeemed as of the September 30, 2011.

On November 28, 2006, Provident Community Bancshares Capital Trust (“Capital Trust II”) was established. The Corporation is the owner of all of the common securities of  Capital Trust II. On December 15, 2006, Capital Trust II issued $8.0 million of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust issued on December 18, 2001. The proceeds from this issuance, along with the Corporation’s $248,000 capital contribution for the Capital Trust II common securities, were used to acquire $8.2 million aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due March 1, 2037, which constitute the sole asset of the Capital Trust II. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR. The debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events.

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at September 30,
Name	2011	2010	Rate	Prepayment Option Date	Maturity	Distribution Payment Frequency

Provident Community Bancshares Capital Trust I	$4,000,000	$4,000,000	7.39%	October 1, 2011	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.06%	March 1, 2012	March 1, 2037	Quarterly

Total	$12,000,000	$12,000,000

The Corporation exercised its right on July 22, 2010 to defer the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest at a current rate of 7.39% for the $4.0 million of trust preferred securities issued in July 2006 and at a current rate of 2.06% for the $8.0 million of trust preferred securities issued in December 2006. Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Corporation will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

7.   Fair Value of Financial Instruments

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC Topic 820 requires disclosures about the  fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment  securities) or on a nonrecurring basis (for example, impaired loans).

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

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. The Corporation performs its allowance for loan and lease losses calculation on a quarterly basis which also includes an evaluation of all non-performing loans for further impairment even if a new appraisal is not obtained on a quarterly basis. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. Therefore, at September 30, 2011, loans classified as impaired totaled $28.1 million. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Corporation records the impaired loans as nonrecurring Level 3. Consistent with the regulator’s appraisal guidance dated December 10, 2010, the Corporation has adopted a loan reappraisal policy.  The regulatory guidance states that a bank should establish criteria for assessing whether an existing appraisal or evaluation continues to reflect the market value of the property.  Generally, impaired loans will be evaluated using an existing appraisal if the valuation has been established within the previous twelve months. However, market conditions may dictate an updated appraisal for a lesser timeframe. Factors include deterioration in the credit since origination or changes in market conditions. Changes in market conditions could include material changes in current and projected vacancy, absorption rates, lease terms, rental rates, and sale prices, including concessions and overruns and delays in construction costs.  Fluctuations in discount or direct capitalization rates also are indicators of changing market conditions. In assessing whether changes in market conditions are material, the Corporation considers the individual and aggregate effect of these changes on its collateral protection and the risk in its real estate lending program or credit portfolios.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2011 and December 31, 2010 (In thousands).

	Quoted Prices in	Significant Other	Significant
Total	Active Markets for	Observable	Unobservable
September 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
U.S. Agency Obligations	$1	$1	$--	$--
Government Sponsored Enterprises	69,708	69,708	--	--
Trust Preferred Securities	4,477	--	2,726	1,751
Total Investment Securities	74,186	69,709	2,726	1,751
Mortgage-Backed and Related Securities	80,868	--	80,868	--
Total	$155,054	$69,709	$83,594	$1,751

	Quoted Prices in	Significant Other	Significant
Total	Active Markets for	Observable	Unobservable
December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
U.S. Agency Obligations	$2	$2	$--	$--
Government Sponsored Enterprises	54,772	54,772	--	--
Trust Preferred Securities	4,548	--	2,614	1,934
Total Investment Securities	59,322	54,774	2,614	1,934
Mortgage-Backed and Related Securities	89,147	--	89,147	--
Total	$148,469	$54,774	$91,761	$1,934

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2011.
Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(in thousands)
Investment Securities
Available-for-Sale

Beginning balance at June 30, 2011	$1,642
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	(219)
Other comprehensive income	322
Purchases, sales, issuances and settlements, net	6
Ending balance at September 30, 2011	$1,751

Beginning balance at December 31, 2010	$1,934
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	(409)
Other comprehensive income	417
Purchases, sales, issuances and settlements, net	(191)
Ending balance at September 30, 2011	$1,751

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

Assets  and liabilities measured at fair value on a nonrecurring basis at September 30, 2011 are as follows: (in thousands)

	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$16,658	$--	$16,658	$--
Troubled debt restructurings	7,725	--	7,725	--
Other real estate owned	9,099	--	9,099	--
Total assets at fair value	$33,482	$--	$33,482	$--

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010 are as follows: (in thousands)

	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$17,038	$--	$17,038	$--
Troubled debt restructurings	5,667	--	5,667	--
Other real estate owned	10,618	--	10,618	--
Total assets at fair value	$33,323	$--	$33,323	$--

Impaired loan totals represent non-performing loans for the periods indicated.

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

The estimated fair values of the Corporation’s financial instruments were as follows at September 30, 2011
(in thousands):

	September 30, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$36,583	$36,583
Securities available for sale	155,054	155,054
Federal Home Loan Bank stock, at cost	3,406	3,406
Federal Reserve Bank stock, at cost	667	667
Loans, net	161,806	164,735
Accrued interest receivable	1,119	1,119
Cash surrender value of life insurance	7,843	7,843

Financial liabilities
Deposits	$290,496	$286,690
Advances from FHLB	59,500	65,993
Securities sold under agreements to repurchase	5,365	5,365
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	964	964

Off-balance-sheet assets (liabilities)	Notional Amount	Fair Value
Commitments to extend credit	$24,512	$--

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2010
 (in thousands):

	December 31, 2010
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$24,865	$24,865
Securities available for sale	148,469	148,469
Federal Home Loan Bank stock, at cost	3,526	3,526
Federal Reserve Bank stock, at cost	832	832
Loans, net	198,896	198,279
Accrued interest receivable	1,575	1,575
Cash surrender value of life insurance	8,623	8,623

Financial liabilities
Deposits	$313,128	$299,950
Advances from FHLB	59,500	61,357
Securities sold under agreements to repurchase	10,028	10,027
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	663	663

Off-balance-sheet assets (liabilities)	Notional Amount	Fair Value
Commitments to extend credit	$29,575	$--

8.   Preferred Stock

On March 13, 2009, as part of the Capital Purchase Program of the Troubled Asset Relief Program (“TARP”) United States Department of the Treasury’s Capital Purchase Program, the Corporation issued 9,266 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference (“TARP Preferred Stock”), and a warrant to purchase up to 178,880 shares of the Corporation’s common stock for a period of ten years at an exercise price of $7.77 per share, in exchange for $9.3 million in cash from the United States Department of the Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant.  As a result, $25,000 of the proceeds were allocated to the warrant, which increased additional paid-in-capital from common stock.  The amount allocated to the warrant is considered a discount on the preferred stock and will be amortized using the level yield method over a five-year period through a charge to retained earnings.  Such amortization will not reduce net income, but will reduce income available for common shares.

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

The Corporation exercised its right on July 22, 2010 to defer the regularly scheduled quarterly distribution on its $12.4 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its TARP Preferred Stock.

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

The Corporation’s critical accounting policies are listed below:

Allowance for Loan Losses

We consider our accounting policies related to the allowance for loan losses to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is established through a provision for loan losses charged to expense. Our allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools, and specific loss allocations. Our process for determining the appropriate level of the allowance for losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, potential problem loans, criticized loans, and loans charged-off or recovered, among other factors.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the size and composition of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The evaluation also includes a component for expected losses on groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses, and may require the Corporation to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

The general allocated segment for loan loss calculation includes a stratification of loan categories subdivided by residential mortgage, commercial, commercial real estate and consumer loans. These stratifications are further divided in individual segments by call report groupings. The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. The allowance for each portfolio segment is developed from a combination of factors that reflects management’s best judgment of the extent to which environmental factors, current trends and historical loss levels are more or less accurate indicators of current losses in the portfolio. Each category is rated for all loans including pass rated groups, special mention loans, and adversely classified non-impaired credits. The weights assigned to each performing group are developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition, as the amount of loans in each category increases and decreases, the provision for loan loss calculation adjusts accordingly. Recovery of the carrying value of loans is dependent to some extent on the future economic environment and operating and other conditions that may be beyond the Corporation’s control.  Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance (and future results of operation).

We review each impaired loan on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on our assessment of the status of the borrower and the underlying collateral. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral less cost to sell if the loan is collateral dependent. If the resulting value of the impaired non-collateral loan is less than the recorded balance, the impairment must be recognized by creating a valuation allowance for the difference and recognizing a corresponding bad debt expense. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.  The risk characteristics used to aggregate loans are collateral type, borrower’s financial condition and geographic location. Impairment of a collateral dependent loan is immediately charged-off against the allowance for loan and lease losses unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loans are charged-off generally based on pre-defined past due periods.

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

Income Taxes

The Corporation uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax asset, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Corporation exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change.  Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences that occurred in 2010, management has established a valuation allowance for the portion of the net deferred tax asset that is not recoverable through loss carry backs. At December 31, 2010, the Corporation's net deferred tax asset totaled $10.8 million.  Based on the Corporation's projections for future taxable income over the next three years, cumulative tax losses over the previous three years and available tax planning strategies, the Corporation recorded a valuation allowance in the amount of $7.7 million through a charge against income tax expense (benefit).  The Corporation has net operating loss carry-forwards of approximately $30.0 million which will expire by  December 31, 2030 if not utilized to offset taxable income prior to that date. It is management’s belief that realization of the deferred tax asset, after the valuation allowance, is more likely than not that it will realized the deferred tax asset.

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

Financial Condition

Assets

Assets decreased $23.8 million, or 5.8%, to $384.9 million at September 30, 2011 from $408.7 million at December 31, 2010. Starting in 2010, as part of its strategic plan, the Corporation implemented a program to shrink its balance sheet in order to increase its regulatory capital ratios. This shrinkage was accomplished with reductions in borrowings and higher cost deposits. The largest decrease in assets was the decrease in loans, which decreased $37.1 million from December 31, 2010 to September 30, 2011, due primarily to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and more stringent underwriting standards. This decrease was offset by an increase in securities and cash and cash equivalents. Investment securities at September 30, 2011 increased $6.6 million, or 4.4%, to $155.1 million from $148.5 million at December 31, 2010. Federal funds sold at September 30, 2011 increased $13.3 million to $27.8 million from $14.5 million at December 31, 2010 as a result of funds invested with proceeds from sales and maturities of securities.

Available for Sale- Securities classified as available for sale consisted of the following (in thousands):
September 30, 2011		December 31, 2010

Amortized	Fair	Amortized	Fair
Cost	Value	Cost	Value

Investment Securities:
U.S. Agency Obligations	$1	$1	$2	$2
Government Sponsored Enterprises	69,372	69,708	55,881	54,772
Trust Preferred Securities	6,670	4,477	7,271	4,548
Total Investment Securities	76,043	74,186	63,154	59,322
Mortgage-Backed Securities:
Fannie Mae	20,460	20,877	11,307	11,458
Ginnie Mae	36,436	37,541	61,617	61,312
Freddie Mac	21,907	22,080	16,216	15,962
Collateralized Mortgage Obligations	379	370	448	415
Total Mortgage-Backed Securities	79,182	80,868	89,588	89,147
Total Available for Sale	$155,225	$155,054	$152,742	$148,469

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at September 30, 2011 was 2.92% compared to 3.52% at December 31, 2010.

The carrying values of the investment securities at September 30, 2011 and December 31, 2010 and percentage of each category to total investments are as follows: (dollars in thousands)

	September 30, 2011		December 31, 2010
Available for sale:	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio

Investment Securities:
U.S. Agency Obligations	$1	0.00%	$2	0.01%
Government Sponsored Enterprises	69,708	44.96	54,772	36.89
Trust Preferred Securities	4,477	2.89	4,548	3.06
Total Investment Securities	74,186	47.85	59,322	39.96
Mortgage-Backed Securities	80,868	52.15	89,147	60.04
Total	$155,054	100.00%	$148,469	100.00%

The Corporation decreased its level of mortgage-backed securities for the nine months ended September 30, 2011 to $80.9 million compared to $89.1 million for the year ended December 31, 2010. This decrease was due to the high prepayment speeds of the mortgage-backed securities and was offset with additions in government sponsored enterprises securities to $69.7 million at September 30, 2011 compared to $54.8 million at December 31, 2010.

The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All securities were classified as available for sale at September 30, 2011.

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

The amortized cost and fair value of investment securities are summarized as follows:

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):
	As of September 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Losses	Value
Investment Securities:
U.S. Agency Obligations	$1	$–	$--	$1
Government Sponsored Enterprises	69,372	381	(45)	69,708
Trust Preferred Securities	6,670	–	(2,193)	4,477
Total Investment Securities	76,043	381	(2,238)	74,186
Mortgage-Backed Securities:
Fannie Mae	20,460	422	(5)	20,877
Ginnie Mae	36,436	1,129	(24)	37,541
Freddie Mac	21,907	201	(28)	22,080
Collateralized Mortgage Obligations	379	–	(9)	370
Total Mortgage-Backed Securities	79,182	1,752	(66)	80,868
Total Available for Sale	$155,225	$2,133	$(2,304)	$155,054

	As of December 31, 2010

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
U.S. Agency Obligations	$2	$--	$--	$2
Government Sponsored Enterprises	55,881	49	(1,158)	54,772
Trust Preferred Securities	7,271	--	(2,723)	4,548
Total Investment Securities	63,154	49	(3,881)	59,322
Mortgage-Backed Securities:
Fannie Mae	11,307	270	(119)	11,458
Ginnie Mae	61,617	180	(485)	61,312
Freddie Mac	16,216	10	(264)	15,962
Collateralized Mortgage Obligations	448	--	(33)	415
Total Mortgage-Backed Securities	89,588	460	(901)	89,147
Total Available for Sale	$152,742	$509	$(4,782)	$148,469

The maturities of securities at September 30, 2011 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$4,001	$4,005
Due after one year through five years	25	27
Due after five years through ten years	42,527	42,866
Due after ten years	108,672	108,156
Total Investment and Mortgage-Backed Securities	$155,225	$155,054

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale

Government Sponsored Enterprises	$11,307	$45	$–	$–	$11,307	$45
Trust Preferred Securities	–	–	4,477	2,193	4,477	2,193
Mortgage-Backed
Securities	14,232	57	397	9	14,629	66
Total	$25,5394	$102	$4,874	$2,202	$30,413	$2,304

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

An other-than-temporary impairment charge of $219,000 was recognized on trust preferred securities during the three months ended September 30, 2011.

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

Loans

Net loans decreased to $161.8 million at September 30, 2011 compared to $198.9 million at December 31, 2010. The decrease was due to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and more conservative underwriting standards. Consumer loans decreased $6.3 million, or 13.9%, commercial loans, primarily lines of credit, and commercial real estate loans decreased $32.2 million, or 22.0%, and residential mortgage loans decreased $1.8 million, or 12.5%, for the period ended September 30, 2011.

Loans receivable consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010
Mortgage loans:
Fixed-rate residential	$8,304	$9,102
Adjustable-rate residential	4,092	5,064
Commercial real estate	101,055	122,506
Construction	634	665
Total mortgage loans	114,085	137,337
Commercial non-real estate	13,206	23,915
Consumer loans:
Home equity	14,715	16,409
Consumer and installment	23,960	28,553
Consumer lines of credit	279	307
Total consumer loans	38,954	45,269
Total loans	166,245	206,521
Less:
Undisbursed portion of interim
construction loans	(173)	(143)
Unamortized loan discount	(239)	(269)
Allowance for loan losses	(4,183)	(7,379)
Net deferred loan origination costs	156	166
Total, net	$161,806	$198,896

Weighted-average interest rate of loans	5.05%	4.97%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2011	December 31, 2010

Non-accruing loans which are
contractually past due 90 days
or more:

Residential real estate	$1,744	$1,534
Commercial	12,986	15,353
Consumer	2,230	1,939
Total non-accrual loans	16,960	18,826

Loans past due 90 days
and still accruing interest	291	125
Troubled debt restructurings	7,725	5,667
Real estate acquired through
Foreclosure	9,099	10,618
Total non-performing assets	$34,075	$35,236

Non-performing loans to total loans, net	10.48%	9.46%
Non-performing assets to total assets	8.85%	8.62%
Allowance for loan losses to total
loans outstanding	2.52%	3.58%
Allowance for loan losses to
non-performing loans	24.66%	39.20%
Allowance for loan losses	$4,183	$7,379

Loans classified as impaired generally will be non-performing loans, and the accrual of interest is discontinued at the time the loan is 90 days delinquent.  At September 30, 2011, loans totaling $291,000 were 90 days or more past due and accruing interest. At December 31, 2010, loans totaling $125,000 were 90 days or more past due and accruing interest.

Non-performing assets decreased $1.2 million to $34.1 million at September 30, 2011, or 8.85% of total assets, as compared to $35.2 million or 8.62% of total assets at December 31, 2010. Slow housing conditions have affected borrowers’ abilities to sell completed projects in a timely manner. Loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on loans until the collateral has been acquired and liquidated or other arrangements can be made.

Interest income that would have been recorded for the nine months ended September 30, 2011 had non-accruing loans been current in accordance with their original terms amounted to approximately $915,000. Interest earned on loans that were contractually past due 90 days or more at September 30, 2011 was $7,994.

Management has allocated specific reserves to its non-performing assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for non-performing loans are allocated to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of September 30, 2011. Management continues to evaluate and assess all non-performing assets on a regular basis as part of its well-established loan monitoring and review process. At September 30, 2011, criticized and classified loans, which include all non-performing loans, totaled $37.3 million, compared to $44.7 million at December 31, 2010 and $37.2 million at September 30, 2010. Impaired loans totaled $28.1 million at September 30, 2011 compared to $33.6 million at December 31, 2010. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Real estate acquired through foreclosure decreased $1.5 million to $9.1 million at September 30, 2011 from $10.6 million at December 31, 2010, as a result of  the sales of fourteen commercial real estate properties totaling $3.5 million. The sales were offset by the addition of eight commercial real estate properties totaling $3.3 million. OREO is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying values of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Real estate acquired in settlement of loans through foreclosure is summarized as follows:

	September 30,	December 31,
	2011	2010

Balance at beginning of period	$10,618	$5,917
Foreclosures added during the period	3,299	9,271
Sales of foreclosed property	(3,546)	(2,739)
Provision charged as a write-down	(1,272)	(1,831)
Balance at the end of period	$9,099	$10,618

Liabilities

Total liabilities decreased $26.6 million to $371.8 million at September 30, 2011 from $398.4 million at December 31, 2010. Deposits decreased $22.6 million, or 7.2%, to $290.5 million at September 30, 2011 from $313.1 million at December 31, 2010. The decrease was due to a $18.9 million decrease in certificates of deposit along with a $3.7 million decrease in transaction accounts. Security agreements to repurchase decreased $4.7 million to $5.4 million at September 30, 2011 from $10.0 million at December 31, 2010 due to the pay-down of these instruments.

Deposit accounts were as follows (dollars in thousands):

	September 30, 2011			December 31, 2010
	Rate	Balance	%	Rate	Balance	%

Account Type
NOW accounts:
Commercial non-interest-bearing	--	$20,343	7.00%	--	$18,414	5.88%
Non-commercial	0.53%	89,034	30.65%	1.60%	98,075	31.32%
Money market checking accounts	0.40%	25,433	8.76%	0.53%	21,066	6.73%
Regular savings	0.43%	27,480	9.46%	0.84%	28,430	9.08%
Total demand and savings deposits	0.48%	162,290	55.87%	1.15%	165,985	53.01%
Time deposits:
Up to 3.00%		126,069	43.40%		143,562	45.85%
3.01%- 4.00%		54	0.02%		206	0.07%
4.01%- 5.00%		1,831	0.63%		2,800	0.89%
5.01%- 6.00%		252	0.08%		575	0.18%
Total time deposits	1.05%	128,206	44.13%	1.55%	147,143	46.99%
Total deposit accounts	0.70%	$290,496	100.00%	1.34%	$313,128	100.00%

The maturities of the advances from the FHLB are as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate

Contractual Maturity:
Within one year - adjustable rate	$22,000	4.58%	$--	--%
After one but within three years - adjustable rate	--	--%	22,000	4.58%
Greater than five years - adjustable rate	37,500	3.89%	37,500	3.89%
Total advances	$59,500	4.14%	$59,500	4.14%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

Shareholders’ equity increased $2.8 million, or 27.1%, to $13.1 million at September 30, 2011 from $10.3 million at December 31, 2010 primarily due to a $2.8 million decrease in unrealized losses on securities available for sale along with net operating income of $118,000.

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

At September 30, 2011, the Corporation’s investment in marketable securities totaled $155.1 million, all of which was available for sale. In addition, the Corporation had $27.8 million in federal funds sold at September 30, 2011 compared to $14.5 million at December 31, 2010. Approximately $85.1 million and $78.5 million of debt securities at September 30, 2011 and December 31, 2010, respectively, were pledged by the Corporation as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $24.5 million at September 30, 2011. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to  mature in one year or less from September 30, 2011, totaled $93.8 million or 32.3% of total deposits. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At September 30, 2011, the Corporation had outstanding $59.5 million of FHLB borrowings and $5.4 million of securities sold under agreements to repurchase. At September 30, 2011, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $17.5 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc., the holding company,  is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares’ primary sources of income are proceeds that it retained from its offering of preferred stock and dividends received from the Bank. The dividends that may be paid by the Bank to the Corporation are subject to legal limitations and regulatory capital requirements. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) cannot exceed retained net income for that year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. Further, the Corporation cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on December 21, 2010, that prohibit the Bank from paying cash dividends to the Corporation.  See “Consent Order and Written Agreement”. For the three and nine month periods ended September 30, 2011, no cash dividends have been declared or paid by the Bank or the Corporation.

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

Capital Management and Regulatory Matters

Dividend Restrictions

The Bank is prohibited from declaring cash dividends on its common stock or repurchasing its common stock if the effect thereof would cause its net worth to be reduced below the amount required for the minimum regulatory capital requirement.  In addition, the Bank is also prohibited from declaring cash dividends without prior regulatory approval if the total amount of all dividends or stock repurchases (including any proposed dividends) for the applicable calendar year exceeds its current year’s net income plus its retained net income for the preceding two years. Under current OCC regulations, the Bank is limited in the amount it may loan to affiliates, including the Corporation. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of bank capital and surplus.

As part of the Corporation’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s TARP, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Corporation cannot increase its quarterly cash dividend above $0.03 per share, without prior approval by the Treasury.

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

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. So long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized unless it achieves the higher thresholds required by the consent order. At September 30, 2011, the Bank did not meet the higher tier 1 capital requirements required by the consent order and is evaluating alternatives to increase capital. The Bank’s capital category as of September 30, 2011, is determined solely for the purpose of applying the PCA restrictions, and the Bank’s capital category as of September 30, 2011 may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

					Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$16,500	4.29%	$15,374	4.00%	$	n/a	n/a	%
Bank	24,502	6.38	15,358	4.00		30,717	8.00
Tier 1 capital ratio
Corporation	16,500	7.70	8,567	4.00		n/a	n/a
Bank	24,502	11.46	8,551	4.00		n/a	n/a
Total risk-based capital ratio
Corporation	26,803	12.51	17,133	8.00		n/a	n/a
Bank	27,193	12.72	17,102	8.00		25,654	12.00

(1) Minimum capital amounts and ratios presented for the Bank as of September 30, 2011, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $4.2 million at September 30, 2011.

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

In addition, the Consent Order required the Bank to develop by March 21, 2011, a three-year capital plan, which includes, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital. The Consent Order also required the Bank to develop by March 21, 2011, a strategic plan covering at least a three-year period, which among other things, included a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific Bank personnel who are responsible and accountable for the plan, and a description of systems to monitor our progress. On March 19, 2011, the Bank’s Board submitted a written strategic plan and capital plan to the OCC covering a three-year period which included an action plan for increasing the Bank’s capital ratios to the minimums set forth in the order. The consent order also required the Bank to achieve and maintain total capital of at least equal to 12% of risk-weighted assets and at least equal to 8% of adjusted total assets by April 21, 2011.  The Bank has been working on efforts to achieve the tier 1 capital levels imposed under the Consent Order. Once the Bank receives the OCC’s written determination of no supervisory objection, the Bank’s Board of Directors will adopt and implement the plans.

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

●
took immediate and continuing action to protect the Bank’s interest in certain assets identified by the OCC and developed a criticized assets report covering the entire credit relationship with respect to such assets;

●	implemented and adhered to a program for the maintenance of an adequate allowance for loan and lease loss (“ALLL”) that is consistent with OCC requirements; and

●	ensured that the Bank has competent management in place on a full-time basis to carry out the Board’s policies and operate the Bank in a safe and sound manner.

Overall, the Bank is not well capitalized and must increase its capital or it may face further regulatory action. If the Bank does not obtain additional capital or sell assets to reduce the size of its balance sheet to a level which can be supported by its capital levels, it will not meet the capital minimums set forth in the Consent Order.  Failure to meet the minimum ratios set forth in the Consent Order could result in regulators taking additional enforcement actions against the Bank.  Its ability to raise capital is contingent on the current capital markets and on its financial performance.  Available capital markets are not currently favorable, and management cannot be certain of the Corporation’s ability to raise capital on any terms.

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $24.5 million at September 30, 2011. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the quarter ended September 30, 2011, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Results of operations for the three months ended September 30, 2011 and 2010

General

The Corporation recorded a net loss to common shareholders of $120,000 for the three months ended September 30, 2011 as compared to a net loss to common shareholders of $3.4 million for the same period in 2010. The decrease in the loss in 2011 was primarily due to a reduction in the provision for loan losses in 2011 due  to a net reduction in total loans of $8.3 million and in loan charge-offs along with a reduction in other than temporary impairment write-down on securities, offset by a decrease in the gain on the sale of investments.

Average Yields and Rates
    (dollars in thousands)

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-earning assets:
Loans (1)	$170,060	$2,151	5.06%	$225,656	$2,841	5.04%
Mortgage-backed securities	77,669	677	3.49%	30,734	346	4.50%
Investment securities	83,691	650	3.11%	121,072	938	3.10%
Deposits and fed funds sold	19,492	3	0.06%	19,196	9	0.19%
Total interest-earning assets	350,912	3,481	3.97%	396,658	4,134	4.17%
Non-interest-earning assets	34,287			37,921
Total assets	$385,199			$434,579
Interest-bearing liabilities:
Deposits	$272,431	552	0.81%	$304,320	1,171	1.54%
Floating rate junior subordinated deferrable interest debentures	12,372	118	3.82%	12,372	122	3.94%
FHLB advances and other borrowings	64,923	632	3.89%	71,208	638	3.58%
Total interest-bearing liabilities	349,726	1,302	1.49%	387,900	1,931	1.99%
Non-interest-bearing sources:
Non-interest-bearing deposits	20,659			18,110
Non-interest-bearing liabilities	3,712			3,120
Total liabilities	374,097			409,130
Shareholders’ equity	11,102			25,449
Total liabilities and shareholders’ equity	$385,199			$434,579
Net interest income		$2,178			$2,203
Interest rate spread			2.48%			2.18%
Impact of non-interest-bearing deposits			0.06%			0.04%
Net interest margin			2.54%			2.22%

(1) Average balances of loans include non-accrual loans.
(2) Annualized

Interest Income

Interest income decreased $653,000, or 15.8%, to $3.5 million for the three months ended September 30, 2011 as compared to the same period in 2010. Interest income on loans decreased by 24.3%, or $691,000, to $2.2 million for the three months ended September 30, 2011 from $2.8 million for the three months ended September 30, 2010, due primarily to lower average balances due to lower demand. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities, increased $37,000 for the three months ended September 30, 2011compared to the same period in 2010 due  primarily to higher average balances partially offset by lower interest rates.

Interest Expense

Interest expense decreased $629,000, or 32.6%, to $1.3 million for the three months ended September 30, 2011 as compared to $1.9 million for the three months ended September 30, 2010. Interest expense on deposit accounts decreased $619,000, or 52.9%, to $552,000 for the three months ended September 30, 2011 from $1.2 million during the same period in 2010 due primarily to lower average balances as a result of reductions in funding needs and lower market interest rates.

Provision for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. The Board of Directors reviews and ratifies the appropriate level for the allowance for loan losses quarterly based upon management’s recommendations, the results of the internal monitoring and reporting system, quarterly external independent loan reviews and the analysis of economic conditions in our local markets. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Loan losses, which include write downs and charge-offs, are charged directly to the allowance while recoveries are credited against the allowance. The amount of the provision is a function of the amount and composition of loans outstanding, the level of classified, non-performing and impaired loans, the number of troubled debt restructurings and impairment analysis of such loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during the given period, and current and anticipated economic conditions.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2011 to meet presently known and inherent risks in the loan portfolio.

During the three months ended September 30, 2011, the provision for loan losses was $290,000 compared to a provision of $3.9 million for the same period in the previous year. The decrease was due to a reduction in net loans of $8.3 million and non-performing loans along with lower write-downs and charge-offs. Non-performing loans decreased $8.5 million from $23.9 million at September 30, 2010 to $16.9 million at September 30, 2011. The high level of non-performing loans relates primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner.

Loan charge-offs and recoveries consisted of the following for the three months ended September 30, 2011 and 2010.
(In Thousands)
	Commercial	Consumer	Residential	Total
September 30, 2011

Charge-offs	$2,440	$8	$--	$2,448
Recoveries	(18)	(2)	(39)	(59)
Net Charge-offs	$2,422	$6	$(39)	$2,389

	Commercial	Consumer	Residential	Total
September 30, 2010

Charge-offs	$3,245	$214	$120	$3,579
Recoveries	(488)	(7)	--	(495)
Net Charge-offs	$2,757	$207	$120	$3,084

Specific reserves for non-performing loans at September 30, 2011 were $302,000 compared to $636,000 for non-performing loans at September 30, 2010. Management believes the specific reserves allocated to these and other non-accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believes to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects that further deterioration of economic conditions in the Corporation’s market areas is likely in the short-term, especially with respect to real estate related activities and real property values. In such events, further provisions for loan losses could be needed in the future.

Non-Interest Income

Total non-interest income increased $151,000, or 21.6%, to $851,000 for the three months ended September 30, 2011 from $700,000 for the same period in the previous year. The increase was due primarily to lower other than temporary impairment write-down on securities partially offset by lower gains on the sale of investments. The Corporation recorded a $419,000 gain on sale of investments from security sales of $26.1 million for the three months ended September 30, 2011 compared to a gain of $619,000 from security sales of $33.0 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. An other-than-temporary impairment charge of $218,000 was  required for write-downs on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities for the three months ended September 30, 2011 compared to $660,000 for the same period in 2010. Net fees from financial services decreased $78,000, or 10.8%, to $645,000 for the three months ended September 30, 2011 from $723,000 for the same period in the previous year. The decrease was due to lower return check charges as a result of new government regulations on checking accounts.

Non-Interest Expense

For the three months ended September 30, 2011, total non-interest expense decreased $33,000, or 1.2%, to $2.7 million from $2.8 million for the same period in 2010. Compensation and employee benefits decreased $49,000, or 4.6%, due primarily to reductions in employee compensation costs due to prior year staffing reductions. Deposit insurance premiums expense increased $32,000 to $179,000 for the three months ended September 30, 2011 from $147,000 for the same period in 2010, due to higher assessments. Professional services expense increased $17,000, or 13.4%, to $144,000 for the three months ended September 30, 2011 from $127,000 for the same period in 2010 due primarily to higher regulatory examination expense and higher legal expense associated with loan collections. Items processing expense decreased $28,000, or 27.5%, to $74,000 for the three months ended September 30, 2011 from $102,000 for the same period in 2010, due primarily to lower NOW account balances due to rate reductions.

Income taxes

Our expense for income taxes was $7,000 for the three months ended September 30, 2011 as compared to a benefit of $548,000 for the same period in 2010. The Corporation has net operating loss carry-forwards of approximately $30.0 million which will expire by December 31, 2030 if not utilized to offset taxable income prior to that date. Therefore, federal income tax expense is not being recognized on taxable income.

Results of operations for the nine months ended September 30, 2011 and 2010

General

The Corporation recorded a net loss to common shareholders of $237,000 for the nine months ended September 30, 2011 as compared to a net loss of $3.9 million for the same period in 2010. The decrease in the loss in 2011 was primarily due to a lower provision for loan losses in 2011 due primarily to a net reduction in total loans of $37.1 million, and a decrease in the other-than-temporary impairment of securities, offset by a decrease in the gain on the sale of investments and an increase of $715,000 in expenses primarily related to the holding and disposition of foreclosed properties.

Average Yields and Rates
    (dollars in thousands)

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-earning assets:
Loans (1)	$184,719	$6,939	5.01%	$236,235	$8,836	4.99%
Mortgage-backed securities	77,504	2,038	3.51%	32,243	992	4.10%
Investment securities	74,491	1,799	3.22%	116,828	2,923	3.33%
Deposits and fed funds sold	24,367	17	0.09%	18,196	23	0.17%
Total interest-earning assets	361,081	10,793	3.99%	403,502	12,774	4.22%
Non-interest-earning assets	34,343			37,925
Total assets	$395,424			$441,427
Interest-bearing liabilities:
Deposits	$282,370	2,095	0.99%	$306,687	4,012	1.74%
Floating rate junior subordinated deferrable interest debentures	12,372	355	3.83%	12,372	359	3.87%
FHLB advances and other borrowings	66,319	1,875	3.77%	74,606	2,012	3.60%
Total interest-bearing liabilities	361,061	4,325	1.60%	393,665	6,383	2.16%
Non-interest-bearing sources:
Non-interest-bearing deposits	20,456			18,637
Non-interest-bearing liabilities	3,537			3,139
Total liabilities	385,054			415,441
Shareholders’ equity	10,370			25,986
Total liabilities and shareholders’ equity	$395,424			$441,427
Net interest income		$6,468			$6,391
Interest rate spread			2.39%			2.06%
Impact of non-interest-bearing deposits			0.07%			0.05%
Net interest margin			2.46%			2.11%

(1) Average balances of loans include non-accrual loans.
(2) Annualized

Interest Income

Interest income decreased $2.0 million, or 15.5%, to $10.8 million for the nine months ended September 30, 2011 as compared to the same period in 2010. Interest income on loans decreased by 21.5%, or $1.9 million, to $6.9 million for the nine months ended September 30, 2011 from $8.8 million for the nine months ended September 30, 2010, due primarily to lower average balance of loans as a result of a decrease in demand. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $84,000, or 2.1%, for the nine months ended September 30, 2011 due to lower investment yields due to declining market interest rates, offset by higher average balances.

Interest Expense

Interest expense decreased $2.1 million, or 32.2%, to $4.3 million for the nine months ended September 30, 2011 as compared to $6.4 million for the nine months ended September 30, 2010. Interest expense on deposit accounts decreased $1.9 million, or 47.8%, to $2.1 million for the nine months ended September 30, 2011 from $4.0 million during the same period in 2010 due primarily to lower market interest rates, a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts with lower average balances. Interest expense on borrowings decreased $137,000, or 6.8%, for the nine months ended September 30, 2011 as compared to the same period in the previous year due to lower average balances.

Provision for Loan Losses

During the nine months ended September 30, 2011, the provision for loan losses was $290,000 compared to $6.0 million for the same period in the previous year. The reduction was due to a decrease in net loans of $37.1 million and lower write-downs and charge-offs. During the nine months ended September 30, 2011, bad debt charge-offs, net of recoveries, were $3.5 million as compared to $5.8 million for the same period in the previous year. The Corporation’s loan loss allowance at September 30, 2011 was approximately 2.5% of the Corporation’s outstanding loan portfolio compared to 2.7% of the Corporation’s outstanding loan portfolio at September 30, 2010.

The changes in the allowance for loan losses consisted of the following for the nine months ended September 30, 2011.

	September 30,	September 30,
	2011	2010

Balance at beginning of period	$7,379	$5,579
Provision for loan losses	290	6,030
Charge-offs, net	(3,486)	(5,775)
Balance at end of period	$4,183	$5,834

Non-Interest Income

Total non-interest income decreased $624,000, or 21.8%, to $2.2 million for the nine months ended September 30, 2011 from $2.9 million for the same period in the previous year. The decrease was due primarily to lower gain on sale of investment securities, partially offset by a reduction in other than temporary impairment write-downs on securities. Gains on sale of investments were $697,000 from security sales of $50.2 million for the nine months ended September 30, 2011 compared to $1.8 million from security sales of $88.4 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. Other than temporary impairment write-downs on securities were $409,000 for the nine months ended September 30, 2011 compared to $1.1 million for the same period in 2010 from write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Fees from financial services decreased $190,000, or 9.0%, to $1.9 million for the nine months ended September 30, 2011 from $2.1 million for the same period in the previous year. The decrease was due to lower return check charges as a result of new government regulations on checking accounts.

Non-Interest Expense

For the nine months ended September 30, 2011, total non-interest expense increased $715,000, or 9.4%, to $8.3 million from $7.6 million for the same period in 2010. Compensation and employee benefits decreased $124,000, or 3.8%, to $3.1 million for the nine months ended September 30, 2011 from $3.2 million for the same period in 2010 due primarily to reductions in employee compensation costs due to prior year staffing reductions. Occupancy and equipment expense increased $78,000, or 4.3%, to $1.9 million for the nine months ended September 30, 2011 from $1.8 million for the same period in 2010 due primarily to higher ATM expense due to higher usage and higher system maintenance expense. Deposit insurance premiums expense increased $98,000, to $536,000 for the nine months ended September 30, 2011 from $438,000 for the same period in 2010, due to higher FDIC premium assessments. Professional services expense increased $129,000, or 39.7%, to $454,000 for the nine months ended September 30, 2011 from $325,000 for the same period in 2010 due primarily to higher legal, audit and regulatory examination expense. Advertising/public relations expense decreased $10,000, or 28.6%, to $25,000 for the nine months ended September 30, 2011 from $35,000 for the same period in 2010 due primarily to lower deposit product and promotion expenses. OREO and loan operations expense increased $571,000, or 77.9%, to $1.3 million for the nine months ended September 30, 2011 from $733,000 for the same period in 2010, due primarily to higher costs associated with loan foreclosures and write-downs required to adjust other real estate owned to fair market value. Items processing expense decreased $37,000, or 14.1%, to $225,000 for the nine months ended September 30, 2011 from $262,000 for the same period in 2010, due primarily to lower NOW account balances due to rate reductions.

Income taxes

Our expense for income taxes was $25,000 for the nine months ended September 30, 2011 as compared to a benefit of $793,000 for the same period in 2010. The Corporation has net operating loss carry-forwards of approximately $30.0 million which will expire by December 31, 2030 if not utilized to offset taxable income prior to that date. Therefore, federal income tax expense is not being recognized on taxable income.

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

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. As part of the Corporation’s participation in the Troubled Asset Relief Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued to the Treasury Department has been redeemed in full or transferred to non-affiliates, the Corporation cannot repurchase any shares of its common stock without the prior approval of the Treasury Department. The Corporation did not repurchase any shares during the three months ended September 30, 2011 and 36,034 shares remain under the previously authorized plans.

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

The following materials from Provident Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Dwight V. Neese
Dwight V. Neese, President and
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Richard H. Flake
Richard H. Flake, Executive Vice President and Chief Financial Officer