Form 10-K
period 2011-12-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2012-03-29
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 1-5735

 Provident Community Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	57-1001177
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

2700 Celanese Road, Rock Hill, South Carolina	29732
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (803) 325-9400

Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, par value $0.01 per share	Name of each exchange on which registered
Title of Class	OTCBB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __  No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes __  No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X    No __

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer	[ ]	Accelerated filer	[ ]
	Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No   X

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the voting stock was last sold on June 30, 2011, which is the last day of the registrant’s second fiscal quarter, was approximately $852,209 (1,549,471 shares at $0.55 per share).  Solely for this calculation it is assumed that directors and executive officers are affiliates of the registrant.

As of  March 21, 2012, there were 1,790,599 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders (Part III).

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

The Bank’s operations are conducted through its main office in Rock Hill, South Carolina and seven full-service banking centers, all of which are located in the upstate area of South Carolina. The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”).  Provident Community Bancshares is subject to regulation by the Federal Reserve Board (the “FRB”).

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

Competition

The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial and consumer loans.  Its most direct competition for savings deposits historically has been derived from other commercial banks and thrift institutions located in and around Union, Laurens, Fairfield, Greenville and York Counties, South Carolina.  As of June 30, 2011, according to information presented on the Federal Deposit Insurance Corporation’s website, the Bank held 40.6% of the deposits in Union County, which was the second largest share of deposits out of five financial institutions in the county.  Additionally, the Bank held 30.7% of the deposits in Fairfield County, which was the second largest out of three financial institutions in the county, 6.8% of the deposits in Laurens County, which was the sixth largest share of deposits out of nine financial institutions in the county and 3.2% of the deposits in York County, which was the ninth largest out of 17 financial institutions in that county. The Bank held 0.2% of the deposits in Greenville County, which was 30th out of 34 financial institutions in the county.  The Bank competes with super-regional banks, such as BB&T, SunTrust and Carolina First Bank (which is part of TD Bank), and large regional banks, such as First-Citizens Bank and Trust Company of South Carolina.  These competitors have substantially greater resources and lending limits than does the Bank and offer services that the Bank does not provide.  The Bank faces additional significant competition for investor funds from money market instruments and mutual funds.  It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

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

Lending Activities

General.   Set forth below is selected data relating to the composition of the Bank’s loan portfolio on the dates indicated (dollars in thousands).

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$12,030	7.71%	$14,166	7.12%	$16,877	6.74%	$20,235	7.26%	$24,989	9.74%
Commercial	97,547	62.52	124,190	62.44	151,184	60.37	172,197	61.79	147,201	57.39
Construction loans	308	0.20	665	0.34	2,923	1.17	5,867	2.11	4,764	1.86
Total real estate loans	109,885	70.43	139,021	69.90	170,984	68.28	198,299	71.16	176,954	68.99
Consumer and installment loans	37,829	24.25	45,269	22.76	52,287	20.88	57,002	20.45	51,846	20.21
Commercial non-real estate	12,939	8.29	22,231	11.17	33,242	13.27	32,404	11.63	33,924	13.23
Total loans	160,653	102.97	206,521	103.83	256,513	102.43	287,705	103.24	262,724	102.43
Less:
Undisbursed loans in process	--	--	(143)	(0.07)	(320)	(0.13)	(1,926)	(0.69)	(2,379)	(0.93)
Loan discount unamortized	(231)	(0.14)	(269)	(0.13)	(309)	(0.12)	(383)	(0.14)	(476)	(0.18)
Allowance for loan losses	(4,549)	(2.92)	(7,379)	(3.71)	(5,579)	(2.23)	(6,778)	(2.43)	(3,344)	(1.30)
Deferred loan fees	146	0.09	166	0.08	115	0.05	47	0.02	(38)	(0.02)
Net loans receivable	$156,019	100.00%	$198,896	100.00%	$250,420	100.00%	$278,665	100.00%	$256,487	100.00%

The following table sets forth, at December 31, 2011, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands).  Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

	Due Within One Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Real estate loans:
Residential loans	$179	$1,311	$10,540	$12,030
Commercial loans	21,692	50,108	25,747	97,547
Construction loans (1)	308	--	--	308
Consumer and installment loans	7,164	13,709	16,956	37,829
Commercial non-real estate loans	6,496	4,721	1,722	12,939
Total	$35,839	$69,849	$54,965	$160,653

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

The following table sets forth, at December 31, 2011, the dollar amount of loans due after December 31, 2012 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

	Fixed	Adjustable	Total

Real estate loans:
Residential loans	$7,904	$3,947	$11,851
Commercial loans	45,595	30,260	75,855
Consumer and installment loans	13,981	16,684	30,665
Commercial non-real estate loans	4,534	1,909	6,443
Total	$72,014	$52,800	$124,814

           Real Estate Loans. The Bank originates residential mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. At December 31, 2011, $12.0 million, or 7.7% of the Corporation’s net loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal, excluding construction loans).

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

The Bank offers a full complement of mortgage lending products with both fixed and adjustable rates.  Due to the nature of the Bank’s marketplace, only a small percentage of residential loans are adjustable-rate mortgage loans (“ARMs”). The Bank offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan.  At December 31, 2011, the Bank had approximately $4.0 million of ARMs, or 2.6% of the Bank’s total loans receivable. At December 31, 2011, $8.1 million, or 5.2%, of the Bank’s loan portfolio consisted of long-term, fixed-rate residential real estate loans.

Net interest income depends to a large extent on how successful the Bank is in “matching” interest-earning assets and interest-bearing liabilities.  The Corporation has taken steps to reduce its exposure to rising interest rates.  For a discussion of these steps, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commercial real estate loans constituted approximately $97.5 million, or 62.5%, of the Bank’s net loan portfolio at December 31, 2011. Commercial real estate loans consist of permanent loans secured by multi-family loans, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties.  Commercial real estate loans are originated and purchased for inclusion in the Bank’s portfolio. These loans generally have 20 to 30-year amortization schedules and are callable or have balloon payments after five years. Typically, the loan documents provide for adjustment of the interest rate every one to three years.  Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

Loans secured by multi-family and commercial real estate properties may involve greater risk than single-family residential loans.  Such loans generally are substantially larger than single-family residential loans.  Further, the payment experience on loans secured by commercial properties typically depends on the successful operation of the properties, and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Our largest commercial real estate loan relationship was a $4.2 million loan secured by commercial real estate including land and buildings located in Rock Hill, South Carolina. This loan was performing according to its original terms at December 31, 2011.

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

At December 31, 2011, the Bank had approximately $308,000 outstanding in construction loans. Substantially all of these loans were secured by one- to four-family residences.

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

Commercial Loans. Commercial business loans are made primarily in our market area to small businesses through our branch network. Each county location of the branch network has an experienced commercial lender that is responsible for the generation of this product. In selective cases, we will enter into a loan participation within our market area to purchase a portion of a commercial loan that meets the Bank’s underwriting criteria. We offer secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal.  When making commercial loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.  A commercial loan generally is secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and generally are supported by personal guarantees.  Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.  Our largest commercial loan relationship was a $1.2 million loan secured by retail assets located in Simpsonville, South Carolina. This loan was performing according to its original terms at December 31, 2011.

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

Loan Originations, Purchases and Sales.  During 2001, we phased out broker loan purchases and originations and reduced our mortgage lending operations to provide an increased capital allocation for consumer and commercial lending. Consequently, the Bank did not securitize any loans in either the 2011 or 2010 fiscal years. The Bank does not have any current plans to sell a large volume of loans, other than fixed-rate mortgage loans it originates through its retail branch network. The Bank periodically purchases participation interests in loans originated by other institutions. However, the Bank did not purchase any participation interests in 2011. These participation interests are primarily on commercial properties and carry either a fixed or adjustable interest rate. The Bank performs its own underwriting analysis on each of its participation interests before purchasing such loans and therefore believes there is no greater risk of default on these obligations. However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates, including any annual financial statements provided by a borrower. Additionally, the Bank receives periodic updates on the loan from the lead lender.

The following table sets forth the Bank’s loan origination activity for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Loans originated:
Real estate loans:
Residential loans	$--	$150	$2,324
Construction loans	--	--	–
Commercial loans	1,243	1,195	11,515
Total mortgage loans originated	1,243	1,345	13,839
Consumer and installment loans	1,634	2,692	5,419
Commercial non-real estate loans	1,335	3,766	11,484
Total loans originated	$4,212	$7,803	$30,742

Loan participations purchased	$--	$–	$3,400
Loan participations sold	$--	$–	$–

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

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated (dollars in thousands).

	At December 31,
	2011	2010	2009	2008	2007
Non-accrual loans:
Real estate	$1,220	$1,534	$649	$389	$356
Commercial	12,678	15,353	19,045	13,345	2,445
Consumer	2,908	1,939	1,175	2,267	171
Total	16,806	18,826	20,869	16,001	2,972

Accruing loans which are contractually past due 90 days or more	442	125	–	–	–
Troubled debt restructurings (1)	8,486	5,667	3,320	316	102
Real estate owned, acquired through foreclosure	8,398	10,618	5,917	667	856
Total non-performing assets	$34,132	$35,236	$30,106	$16,984	$3,930

Percentage of non-performing loans to loans receivable, net	10.77%	9.46%	8.33%	5.74%	1.16%
As a percent of total assets	9.06%	8.62%	6.59%	3.91%	0.96%
Allowance for loan losses as a percent of problem assets	17.68%	29.97%	23.06%	41.54%	108.78%
(1) Not already included in non-accrual or accruing troubled debt restructurings.

Non-performing assets decreased $1.1 million from $35.2 million at December 31, 2010 to $34.1 million at December 31, 2011, primarily due to a decrease in commercial non-accrual loans. These loans are primarily supported by commercial real estate and are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made.

In addition to non-accrual loans of $16.8 million at December 31, 2011, management has identified approximately $12.5 million in potential problem loans as part of our special mention loan grade that could move to non-accrual status in future periods. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as non-accrual in future periods. Management is actively working a plan of action to mitigate any loss exposure and will continue to monitor their respective cash flow positions.

According to GAAP, we are required to account for certain loan modifications or restructurings as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Troubled debt restructurings increased $2.8 million from $5.7 million at December 31, 2010 to $8.5 million at December 31, 2011. The majority of this increase relates primarily to commercial real estate relationships that have been affected by the downturn in the commercial real estate market.

Real estate acquired through foreclosure decreased $2.2 million to $8.4 million at December 31, 2011 from $10.6 million at December 31, 2010, as a result of sales of  commercial real estate properties. The real estate we have acquired through foreclosure is being actively marketed and maintained with the primary objective of liquidating the collateral at a value that provides for recovery of as much of the unpaid balance as possible in a reasonable period of time. The carrying value of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Interest income that would have been recorded for the year ended December 31, 2011 had non-accruing loans been current in accordance with their original terms amounted to approximately $1.1 million. Interest included in interest income on loans that were contractually past due 90 days or more at December 31, 2011 was $14,283.

Other than disclosed in the table and narrative above, there are no other loans at December 31, 2011 that management has serious doubts about the ability of borrowers to comply with present loan payment terms.

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

The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. The relationship of the unallocated component to the total allowance may fluctuate from period to period. As of December 31, 2011, management has allocated the allowance to specific loan categories and, as a result, there was not an unallocated component of the allowance.

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

The provision for loan loss calculation includes a segmentation of loan categories subdivided by residential mortgage, commercial real estate, commercial non-real estate and consumer loans. Each category is rated for all loans including performing groups. The weights assigned to each performing group are developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition, as the amount of loans in each category increases and decreases, the provision for loan loss calculation adjusts accordingly.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2011	2010	2009	2008	2007

Balance at beginning of year	$7,379	$5,579	$6,778	$3,344	$2,754
Loans charged off:
Real estate	(4)	(695)	(123)	(28)	–
Commercial	(3,755)	(7,020)	(8,460)	(783)	(668)
Consumer	(341)	(990)	(1,533)	(65)	(45)
Total charge-offs	(4,100)	(8,705)	(10,116)	(876)	(713)
Recoveries:
Real estate	40	69	16	23	13
Commercial	211	1,320	203	45	218
Consumer	29	26	3	32	6
Total recoveries	280	1,415	222	100	237
Net charge-offs	(3,820)	(7,290)	(9,894)	(776)	(476)
Provision for loan losses (1)	990	9,090	8,695	4,210	1,066
Balance at end of year	$4,549	$7,379	$5,579	$6,778	$3,344

Balance as a percent of loans	2.83%	3.58%	2.18%	2.36%	1.28%
Ratio of net charge-offs to average gross loans outstanding during the period	2.13%	3.13%	3.64%	0.28%	0.20%

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

The Corporation experienced bad debt charge-offs, net of recoveries, of approximately $3.8 million for 2011 compared to $7.3 million for 2010. The decrease in bad debt charge-offs from the previous year relates primarily to lower write-downs required in the disposition of commercial real estate and consumer loans.

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

	At December 31,
	2011		2010		2009		2008		2007
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Real estate	$2,178	47.88%	$4,878	66.11%	$2,842	50.95%	$3,068	47.51%	$1,297	40.58%
Commercial	1,887	41.48	2,166	29.35	1,599	28.66	2,110	32.68	1,268	39.68
Consumer	484	10.64	335	4.54	1,138	20.39	1,280	19.81	630	19.74
Unallocated	--	N/A	--	N/A	--	N/A	320	N/A	149	N/A
Total allowance for loan losses	$4,549	100.00%	$7,379	100.00%	$5,579	100.00%	$6,778	100.00%	$3,344	100.00%

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

When an institution classifies problem assets as either special mention or substandard, it is required to establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets or a portion of assets as impaired, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset or a portion thereof so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Comptroller of the Currency who can order the establishment of additional general or specific loss allowances. The Corporation considers all non-accrual loans to be non performing. Therefore, at December 31, 2011, loans classified as non performing totaled $16.8 million.

Investment Activities

The following table sets forth the Corporation’s investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

	At December 31,
	2011		2010		2009
Available for sale:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Investment securities:
U.S. Agency obligations	$1	0.01%	$2	0.01%	$4	0.01%
Government Sponsored Enterprises	87,538	52.77	54,772	36.89	78,471	53.08
Municipal securities	--	--	--	--	6,042	4.09
Trust Preferred securities	4,205	2.53	4,548	3.06	5,912	4.00
Total investment securities	91,744	55.31	59,322	39.96	90,429	61.18
Mortgage-backed and related securities	74,134	44.69	89,147	60.04	57,387	38.82
Total	$165,878	100.00%	$148,469	100.00%	$147,816	100.00%

	At December 31,
	2011		2010		2009
Held to maturity:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Municipal securities	$--	--%	$--	--%	$3,934	100.00%

The Corporation increased its level of investment securities over the previous year with funds from loan reductions.

The Corporation purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to thirty years. The Corporation decreased its level of mortgage-backed securities in order to reduce extension risk and increased its level of government sponsored enterprises securities.

The Corporation in previous years purchased mortgage derivative securities in the form of collateralized mortgage obligations (“CMOs”) issued by financial corporations.   The amortized cost of the CMOs at December 31, 2011 was approximately $369,000 with a fair value of $351,000.

The Corporation has in the past purchased trust preferred corporate securities, both fixed-rate and adjustable-rate, with maturities up to thirty years. Trust preferred securities are issued by financial institutions through pooled trust preferred and single issue capital offerings. Because of the current trading dislocations in the debt markets, the traditional methods of market quotes have become unreliable for the valuation of the pooled trust preferred offerings. The pooled trust preferred securities have been downgraded below investment grade and accounting standards require a discounted cash flow analysis to project cash flows to be generated by the financial instrument. Total value of the pooled trust preferred securities is $1.4 million and is comprised of four securities. All of these securities are rated Bb or below by rating agencies.

The Corporation engages third party service providers to assist in the cash flow analyses. Significant assumptions in the calculation are default rate, prepayment rate and discount rate. The Corporation and third party service providers also review the key financial information of the underlying issuers in the trust preferred pooled securities. The purpose of the review of this financial information is to forecast the expected default rate to be used in the cash flow calculations. Key assumptions used in the model are default rates of 1.2% to 3.6%, prepayment speeds of 0% and discount rates of 100 basis points to 300 basis points.

           Based on these calculations, an other than temporary investment charge of $432,000 was recorded for 2011 that was related to these pooled trust preferred securities. The other than temporary impairment charge was due to write-downs recorded on pooled trust preferred securities as a result of projected shortfalls of interest and principal payments in calculations of the cash flow analyses of the securities. The total amortized cost of the trust preferred securities at December 31, 2011 was approximately $6.4 million with a fair value of $4.2 million. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

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

The following table sets forth at market value the maturities and weighted average yields* of the Corporation’s investment and mortgage-backed securities portfolio at December 31, 2011 (dollars in thousands):

	Amount Due or Repricing within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for Sale:
Investment securities:
U.S. Agency obligations	$1	8.20%	$--	--%	$--	--%	$--	--%	$1	8.20%
Government sponsored enterprises (1)	43,456	2.20	12,471	1.94	22,591	2.81	9,020	3.27	87,538	2.43
Trust Preferred securities	2,789	4.17	--	--	--	--	1,416	7.00	4,205	5.12
Total investment securities	46,246	2.32	12,471	1.94	22,591	2.81	10,436	3.78	91,744	2.55
Mortgage-backed and related securities	5,918	2.76	5,445	1.30	17,587	2.68	45,184	2.60	74,134	2.53
Total available for sale	$52,164	2.37	$17,916	1.74	$40,178	2.75	$55,620	2.82	$165,878	2.54

(1) The following GSE issuers exceed 10% of shareholders’ equity at 12/31/11.

Issuer	Book Value	Market Value
Fannie Mae (FNMA)	$41,950	$42,051
Freddie Mac (FHLMC)	12,999	13,016
Federal Farm Credit Bureau (FFCB)	7,845	7,893
Federal Home Loan Bank (FHLB)	24,501	24,578
	$87,295	$87,538

*The weighted average yield is based upon the cost value and the total income received of the instrument.

At December 31, 2011, approximately $11.6 million of mortgage-backed securities were adjustable-rate securities.

Deposits and Borrowings

General deposits are the major source of our funds for lending and other investment purposes.  In addition to deposits, we derive funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be influenced significantly by general market interest rates and money market conditions. During 2011, the Bank experienced a net decrease in deposits of approximately $29.9 million due to a decrease in NOW accounts and certificates of deposits, offset by an increase in money market accounts. The decrease was primarily due to reductions in interest rates.

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

The following table sets forth the time deposits of the Bank classified by rates as of the dates indicated (in thousands):

	At or For the Year Ended December 31,
	2011	2010	2009

Up to 2.0%	$123,957	$102,081	$79,098
2.01% to 4.0%	195	41,688	76,850
4.01% to 6.0%	725	3,374	14,875
6.01% to 8.0%	--	--	28

Total time deposits	$124,877	$147,143	$170,851

The following table sets forth the maturities of time deposits at December 31, 2011 (in thousands):

Amount

Within three months	$36,434
After three months but within six months	29,511
After six months but within one year	22,611
After one year but within three years	35,386
After three years but within five years	935
Total	$124,877

Certificates of deposit with maturities of less than one year decreased to $88.6 million at December 31, 2011 from $111.5 million at December 31, 2010.  Historically, we have been able to retain a significant amount of deposits as they mature.  In addition, we believe that we can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2011 (in thousands).  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Amount

Three months or less	$15,371
Over three through six months	12,452
Over six months through twelve months	9,543
Over twelve months	15,329
Total jumbo certificates	$52,695

See Note 6 of Notes to Consolidated Financial Statements for additional information about deposit accounts.

Borrowings.  The Corporation utilizes advances from the FHLB agreements and other borrowings (security repurchase agreements and trust preferred capital obligations) to supplement its supply of lendable funds for granting loans, making investments and meeting deposit withdrawal requirements.  See “Regulation and Supervision — Federal Home Loan Bank System.”

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

	At December 31,
	2011	2010	2009

Balance outstanding at end of period:
FHLB advances	$59,500	$59,500	$64,500
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase	5,268	10,028	18,520

Weighted average rate paid on:
FHLB advances	4.20%	4.14%	4.23%
Floating rate junior subordinated deferrable interest debentures	2.25%	3.71%	3.77%
Securities sold under agreement to repurchase	0.10%	0.10%	1.52%

	For the Year Ended December 31,
	2011	2010	2009

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$59,500	$64,500	$69,500
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase	10,421	19,008	20,411

Approximate average borrowings outstanding:
FHLB advances	$59,500	$60,705	$65,862
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase	6,500	12,932	18,134

Approximate weighted average rate paid on:
FHLB advances	4.20%	4.22%	4.23%
Floating rate junior subordinated deferrable interest debentures	3.42%	3.87%	4.28%
Securities sold under agreement to repurchase	0.10%	0.67%	1.56%

At December 31, 2011, the Corporation had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4.0 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.  At December 31, 2011, the Bank had unused secured lines of credit for longer term advances totaling $17.8 million.

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

Employees

The Corporation has 67 full-time employees and 7 part-time employees.  None of the employees are represented by a collective bargaining unit.  We believe that relations with our employees are excellent.

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

The Bank, as a national bank, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer.  The Bank’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC.  The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other institutions.  The OCC and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves.  Any change in such regulatory requirements and policies, whether by the OCC, the FDIC, or Congress, could have a material adverse impact on Provident Community Bancshares or the Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) transferred responsibility for the implementation of financial consumer protection laws to a new independent agency in the FRB.  The new agency, the Consumer Financial Protection Bureau, will issue rules and regulations governing consumer financial protection and fair lending laws.  However, depository institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws by their prudential regulators, which will also have enforcement authority.

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

At December 31, 2011, the Bank met each of the capital requirements required by regulations, but was not in compliance with the capital requirements imposed by the OCC in its Consent order.

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

Insurance of Deposit Accounts.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 2, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  In lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  That prepayment, which included an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Because of the recent difficult economic conditions, deposit insurance per account owner was recently raised to $250,000 for all types of accounts.  That level was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank participates in the unlimited noninterest-bearing transaction account coverage while the Bank and the Company opted not to participate in the unsecured debt guarantee program.

Effective with the June 30, 2011 measurement period, the assessment base for federal deposit insurance was changed from the amount of insured deposits to consolidated assets less tangible capital. Additionally, changes were made to the Deposit Insurance Fund (“DIF”) to increase the floor and eliminate the ceiling on the fund, which will generally require an increase in the level of assessments for institutions with assets in excess of $10 billion.

Loans to One Borrower.  National banks are subject to limits on the amount that they may lend to single borrowers.  Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital).  An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  At December 31, 2011, the Bank’s limit on loans to one borrower was $4.4 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $4.2 million.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2011, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $58.8 million or less (subject to adjustment by the FRB) the reserve requirement was 3%; and for accounts aggregating greater than $58.8 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%). The first $10.7 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements.  These amounts are adjusted annually and, for 2012, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million.  The Bank complies with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2011 of $3.4 million.

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

Non-performing assets remain elevated and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, each of which could adversely affect our results of operations.

For the year ended December 31, 2011, we recorded a provision for loan losses of $990,000.  We also recorded net loan charge-offs of $3.8 million.  We are experiencing elevated levels of loan delinquencies and credit losses.  The deterioration in the general economy and our market area has become a significant contributing factor to the increased levels of loan delinquencies and non-performing assets.  General economic conditions, decreased home prices, slower sales and excess inventory in the housing market have caused the increase in delinquencies.

At December 31, 2011, our non-performing loans totaled $16.8 million, representing 10.5% of total loans.  Total loans that we have classified as impaired, substandard or special mention, including our non-performing loans, totaled $38.0 million, representing 23.6% of total loans. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of and trends in our non-performing, delinquent and classified loans.  In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers.  Finally, we also consider many qualitative factors, including general and economic business conditions, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid.  Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors.  Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At December 31, 2011, our allowance for loan losses as a percentage of total loans was 2.83%.  Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our compliance with the provisions of a Consent Order recently entered into with the Office of the Comptroller of the Currency may adversely affect our financial condition and results of operations.

We entered into a stipulation and consent to the issuance of a consent order with the Office of the Comptroller of the Currency.  The Order is a formal enforcement action pursuant to which the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank. These affirmative actions include management assessment, implementation of plans to address capital, our interest in problem assets, asset concentration, allowance for loan losses, loan portfolio management, strategic planning and liquidity and funds management. In addition, the Bank is required to maintain specified capital levels, notify the Comptroller of director and management changes and obtain prior approval of dividend payments.  The Order specifies certain timeframes for meeting these requirements, and we must furnish periodic progress reports to the Comptroller regarding its compliance.  While we intend to take such actions as may be necessary to enable the Bank to comply with the requirements of the Order, the Bank may not be able to comply fully with the provisions of the Order, or to do so within the timeframes required, compliance with the Order may be more time consuming or more expensive than anticipated, compliance with the Order may not enable us to resume profitable operations and efforts to comply with the Order may have adverse effects on our financial condition and operations.  Failure to comply with the Order could result in further regulatory enforcement actions and further restrictions on our operations.

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter.  Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.  Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of non-performing and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

We have experienced losses in each of the last three years and may not return to profitability.

We have experienced losses for each of the past three fiscal years.  These losses primarily resulted from our high level of non-performing assets and the resultant increased provision for loan losses.  We may continue to suffer further losses as a result of these factors.  As a result of these factors and other conditions, such as weakness in our local economy, we may not be able to return to profitability or do so in the near future.

Further economic downturns may adversely affect our investment securities portfolio and profitability.

At December 31, 2011, the cost basis of our available for sale investment portfolio was $166.5 million, including $370,000 of collateralized mortgage obligations (“CMOs”) and $2.4 million of collateralized debt obligations (“CDOs”) secured by trust preferred securities issued by various financial institutions. These CMOs are secured by first lien residential jumbo mortgage loans geographically dispersed across the United States with a significant amount of the CMOs secured by properties located in California.

At December 31, 2011, the fair value of these securities was $165.9 million. Under U.S. generally accepted accounting principles, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary (“OTTI”) are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other non-credit related factors is recognized in other comprehensive income.

For the year ended December 31, 2011, we recognized a $432,000 OTTI charge on CDOs of which the entire amount was identified as credit related. These OTTI charges were determined by, among other things, a constant default rate, prepayments and loss severity of the security.

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

At December 31, 2011, 62.5% of our loan portfolio consisted of commercial real estate loans and 8.3% of our loan portfolio consisted of commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions, such as the Bank, was reduced as well, and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis.  The actions include the entering into written agreements and cease and desist orders that place certain limitations on their operations.  Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations.  If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $211,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.0 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  According to the Federal Deposit Insurance Corporation, as of June 30, 2011, we held 2.1% of the deposits in Fairfield, Greenville, Laurens, Union and York Counties, in South Carolina, which was the 12th largest market share of deposits out of the 38 financial institutions that held deposits in these counties.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

The trading history of our common stock is characterized by low trading volume.  Our common stock may be subject to sudden decreases.

Our common stock has not been regularly traded.  We cannot predict whether a more active trading market in our common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

●	actual or anticipated fluctuations in our operating results;

●	changes in interest rates;

●	changes in the legal or regulatory environment in which we operate;

●	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

●	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

●	future sales of our common stock;

●	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

●	other developments affecting our competitors or us.

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

Item 1B.  Unresolved Staff Comments

Not applicable as the Company is a smaller reporting company.

Item 2.   Properties

The Corporation owns two banking offices and an operations center in Union, South Carolina, one banking office in Winnsboro, South Carolina, two banking offices in Rock Hill, South Carolina and a banking office in each of Laurens, Jonesville and Simpsonville, South Carolina.  The net book value of the Corporation’s investment in premises and equipment totaled approximately $4.8 million at December 31, 2011.  See Note 5 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

Item 3.   Legal Proceedings

Neither Provident Community Bancshares nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business wherein it enforces the Bank’s security interest in mortgage loans the Bank has made.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Provident Community Bancshares, Inc.’s common stock was listed on the Nasdaq Capital Market under the symbol PCBS until November 3, 2011, at which point it began to be quoted on the Over-the-Counter Bulletin Board. As of March 15, 2012, there were 658 shareholders of record and 1,790,599 shares of common stock issued and outstanding.

The following table contains the range of high and low sales prices of Provident Community Bancshares’ common stock as reported by the Nasdaq Capital Market (prior to November 3, 2011) and by the Over-the-Counter Bulleting Board (beginning November 3, 2011) and per share dividend as declared during each quarter of the last two calendar years.

2011	High	Low	Dividend

Fourth Quarter	$0.61	$0.12	$–
Third Quarter	0.65	0.38	–
Second Quarter	0.94	0.47	–
First Quarter	2.22	0.58	–

2010	High	Low	Dividend

Fourth Quarter	$1.71	$0.52	$–
Third Quarter	2.47	1.00	–
Second Quarter	3.25	2.16	–
First Quarter	2.74	2.00	–

Provident Community Bancshares is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of Provident Community Bancshares (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current year and the immediately preceding fiscal year. See Note 19 to the Consolidated Financial Statements for information regarding certain limitations imposed on the Bank’s ability to pay cash dividends to the holding company.  Further, under the Consent Order, the Bank is prohibited from paying a cash dividend to the Corporation without prior regulatory approval.

As part of the Corporation’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Corporation cannot increase its quarterly cash dividend above $0.03 per share, without prior approval by the Treasury.  In July 2010, the Corporation exercised its right to defer the regularly scheduled quarterly distribution on its $12.4 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program.  The Corporation is prohibited from paying any dividends to its holders of common stock until it resumes payment of such obligations.

Purchases of Equity Securities By Issuer

In May 2005, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of the outstanding shares or 98,000 shares. In August 2006, the program was expanded by an additional 5% or 92,000 shares.  As of December 31, 2011, 37,120 shares remained available for repurchase under the plan. However, as part of the Corporation’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Corporation cannot repurchase any shares of its common stock, without the prior approval of the Treasury.  The Corporation did not repurchase any shares of its common stock in the fourth quarter of 2011.

Item 6.   Selected Financial Data

	Years Ended December 31,
	2011	2010	2009	2008	2007
Operations Data:
Interest income	$14,025	$16,653	$20,899	$22,785	$26,009
Interest expense	(5,483)	(8,211)	(11,593)	(13,206)	(15,214)
Net interest income	8,542	8,442	9,306	9,579	10,795
Provision for loan losses	(990)	(9,090)	(8,695)	(4,210)	(1,066)
Net interest income(loss) after provision for loan losses	7,552	(648)	611	5,369	9,729
Other income	3,309	3,488	34	3,684	3,162
Other expense	(11,026)	(11,939)	(12,047)	(10,046)	(10,167)
(Loss) income before income taxes	(165)	(9,099)	(11,402)	(993)	2,724
Income tax expense (benefit)	25	4,715	(4,011)	(596)	534
Net (loss) income	(190)	(13,814)	(7,391)	(397)	2,190
Preferred stock dividends and accretion	475	475	382	–	–
(Loss) income available to common shares	$(665)	$(14,289)	$(7,773)	$(397)	$2,190
Net (loss) income per common share (Basic)	$(0.37)	$(7.98)	$(4.34)	$(0.22)	$1.21
Net (loss) income per common share (Diluted)	$(0.37)	$(7.98)	$(4.34)	$(0.22)	$1.19
Dividends paid per common shares	$—	$—	$0.06	$0.46	$0.45
Weighted average number of common shares outstanding (Basic)	1,790,599	1,790,599	1,789,743	1,784,412	1,810,916
Weighted average number of common shares outstanding (Diluted)	1,790,599	1,790,599	1,789,743	1,784,412	1,846,980

	At December 31,
	2011	2010	2009	2008	2007
Financial Condition:	(Dollars In Thousands)

Assets	$376,645	$408,718	$457,003	$434,218	$407,641
Cash and due from banks	23,893	24,865	15,631	21,370	11,890
Securities	165,878	148,469	151,750	102,848	111,187
Loans (net)	156,019	198,896	250,420	278,665	256,487
Deposits	283,249	313,128	332,762	306,821	270,399
Advances from Federal Home Loan Bank and other borrowings	59,500	59,500	64,500	69,500	69,500
Securities sold under agreement to repurchase	5,268	10,028	18,520	19,005	24,131
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372	12,372	12,372
Shareholders’ equity	12,470	10,269	26,121	23,924	27,313

	Years Ended December 31,
	2011	2010	2009	2008	2007
Other Selected Data:
Average interest rate spread	2.39%	2.12%	2.13%	2.37%	2.70%
Net interest margin	2.46	2.14	2.20	2.51	2.91
(Loss) return on average assets	(0.05)	(3.16)	(1.61)	(0.10)	0.55
(Loss) return on average shareholders’ equity	(1.72)	(56.15)	(28.89)	(1.46)	8.25
Operating expense to average assets	2.81	2.75	2.25	2.33	2.42
Ratio of average shareholders’ equity to average assets	2.82	5.63	5.62	6.60	6.63

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

The general allocated segment for loan loss calculation includes a stratification of loan categories subdivided by residential mortgage, commercial, commercial real estate and consumer loans. These stratifications are further divided into individual segments by call report groupings. The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. The allowance for each portfolio segment is developed from a combination of factors that reflects management’s best judgment of the extent to which environmental factors, current trends and historical loss levels are more or less accurate indicators of current losses in the portfolio. Each category is rated for all loans including pass rated groups, special mention loans, and adversely classified non-impaired credits. The weights assigned to each performing group is developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition, as the amount of loans in each category increases and decreases, the provision for loan loss calculation adjusts accordingly. Recovery of the carrying value of loans is dependent to some extent on the future economic environment and operating and other conditions that may be beyond the Corporation’s control.  Unanticipated future adverse changes in such conditions could result in material adjustments to allowance (and future results of operation).

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

OTTI

The evaluation and recognition of other-than-temporary impairment ("OTTI") on certain investments including our private label mortgage-backed securities and other corporate debt security holdings requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements. See Note 2 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements for the year ended December 31, 2011.

Income Taxes

Some of the more critical judgments supporting the deferred tax asset amount include judgments about the recovery of these accrued tax benefits.  Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies.   Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences projected to occur, management established a valuation allowance for the portion of the net deferred tax asset that is not recoverable through loss carrybacks.

Average Balances, Interest and Average Yields/Cost

The following table sets forth certain information for the periods indicated regarding: (1) average balances of assets and liabilities; (2) the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities; and (3) average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average annual balance of assets or liabilities, respectively, for the periods presented.

	Years Ended December 31,
	2011				2010				2009
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$179,389		$9,039	5.04%	$230,279		$11,572	5.03%	$274,662		$14,230	5.18%
Mortgage-backed securities	77,516		2,549	3.29	42,777		1,615	3.78	73,619		3,616	4.91
Investment securities:
Taxable	77,998		2,416	3.10	96,838		3,256	3.36	53,507		2,573	4.81
Nontaxable	--		--	--	3,792		174	4.61	9,285		430	4.63
Total investment securities	77,998		2,416	3.10	100,630		3,430	3.41	62,792		3,003	4.78
Deposits and federal funds sold	22,458		21	0.09	20,909		36	0.17	12,185		50	0.41
Total interest-earning assets	357,361		14,025	3.92	394,595		16,653	4.22	423,258		20,899	4.94
Non-interest-earning assets	34,762				42,280				36,941
Total assets	$392,123				$436,875				$460,199

Interest-bearing liabilities:
Savings accounts	$27,907		137	0.49	$24,596		203	0.83	$13,508		69	0.51
Negotiable order of withdrawal accounts (2)	114,365		734	0.64	122,438		2,009	1.64	117,381		2,385	2.03
Certificate accounts	136,334		1,683	1.23	157,296		2,875	1.83	185,452		5,541	2.99
FHLB advances and other borrowings	78,372		2,929	3.74	86,009		3,124	3.63	96,368		3,598	3.73
Total interest-bearing liabilities	356,978		5,483	1.54	390,339		8,211	2.10	412,709		11,593	2.81
Non-interest-bearing sources:
Non-interest-bearing deposits	20,468				18,775				18,659
Non-interest-bearing liabilities	3,612				3,161				3,249
Total liabilities	381,058				412,275				434,617
Shareholders’ equity	11,065				24,600				25,582
Total liabilities and shareholders’ equity	$392,123				$436,875				$460,199

Net interest income			$8,542				$8,442				$9,306
Interest rate spread (3)				2.38%				2.12%				2.13%
Impact of noninterest-bearing sources (4)				0.09				0.02				0.07
Net interest margin (5)				2.47%				2.14%				2.20%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.00	x			1.01	x			1.03	x

(1)	Average loans receivable includes non-accruing loans. Interest income includes deferred loan fees and does not include interest on loans 90 days or more past due.
(2)	Average costs include the affects of non-interest bearing deposits.
(3)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4)	Represents the reduction of non-interest bearing deposits on total deposit funding costs.
(5)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

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

	Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Change in interest income:
Loans	$(2,558)	$25	$(2,533)	$(2,314)	$(344)	$(2,658)
Mortgage-backed securities	1,312	(378)	934	(1,515)	(486)	(2,001)
Investment securities (1)	(805)	(224)	(1,029)	1,891	(1,478)	413
Total interest income	(2,051)	(577)	(2,628)	(1,938)	(2,308)	(4,246)

Change in interest expense:
Deposits	(488)	(2,045)	(2,533)	(731)	(2,177)	(2,908)
Borrowings and other	(277)	82	(195)	(387)	(87)	(474)
Total interest expense	(765)	(1,963)	(2,728)	(1,118)	(2,264)	(3,382)

Change in net interest income	$(1,286)	$1,386	$100	$(820)	$(44)	$(864)

(1) Includes fed funds and overnight deposits.

Results of Operations

Comparison of Years Ended December 31, 2011 and December 31, 2010

The Corporation recorded a net loss to common shareholders for the year ended December 31, 2011 of $665,000 compared to a net loss of $14.3 million for the year ended December 31, 2010. Net loss to common shareholders per share was ($0.37) per share (basic and diluted) for the year ended December 31, 2011 compared to ($7.98) per share (basic and diluted) for the year ended December 31, 2010. The improvement in 2011 was primarily due to a lower provision for loan losses in 2011, due primarily to a net reduction in total loans of $42.9 million, and a decrease in the other-than-temporary impairment of securities along with a decrease of $972,000 in expenses primarily related to the holding and disposition of foreclosed properties, offset by a decrease in the gain on the sale of investments. Net interest income before the loan loss provision for the year ended December 31, 2011 increased $100,000, or 1.2%, to $8.5 million compared to $8.4 million for the previous year. The increase was due primarily to a significant reduction in funding costs caused by declining interest rates.

Interest Income.  Total interest income decreased $2.6 million, or 15.8%, from $16.7 million for the year ended December 31, 2010 to $14.0 million for the year ended December 31, 2011. Interest income on loans decreased $2.5 million, or 21.9%, from $11.6 million for 2010 to $9.0 million for 2011 due to interest rates on loans increasing slightly and a decrease in the average balance of loans caused by a significant decline in loan originations as a result of higher underwriting standards and slower demand. Interest income on deposits, federal funds sold and investment securities decreased $95,000, or 1.9%, from $5.1 million for 2010 to $5.0 million for 2011.  The decrease was due primarily to lower investment yields due to declining market interest rates, offset by higher average balances of mortgage-backed securities, deposits and federal funds sold.

Interest Expense.  Interest expense decreased $2.7 million from $8.2 million for 2010 to $5.5 million for 2011. Interest expense decreased $2.5 million for deposits and decreased $195,000 for other borrowings and floating rate junior subordinated deferrable interest debentures. Interest expense decreased due to lower market interest rates and lower average balances.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and our capital. Based on present information, we believe the allowance for loan losses is adequate at December 31, 2011 to meet presently known and inherent risks in the loan portfolio. See “Item 1-Business Lending Activities-Allowance for Loan Losses” for more information on the determination of the allowance for loan losses.

The provision for loan losses decreased from $9.1 million for 2010 to $990,000 for 2011 primarily due to a decrease in net loans of $42.9 million, a decrease in non-performing assets and lower write-downs and charge-offs. Non-performing assets decreased $1.1 million from $35.2 million at December 31, 2010 to $34.1 million at December 31, 2011. The majority of this decrease relates primarily to reductions in commercial and construction real estate non-performing loans. Our non-performing loans totaled $16.8 million at December 31, 2011 compared to $18.8 million at December 31, 2010. Nonperforming loans totaled $17.0 million at September 30, 2011 and $18.9 million at June 30, 2011. Management continues to evaluate and assess all non-performing assets on a regular basis as part of its well-established loan monitoring and review process. At December 31, 2011, criticized and classified loans, including non-performing loans, totaled $38.0 million, compared to $44.7 million at December 31, 2010. Other real estate owned, that consists primarily of foreclosed commercial real estate properties, decreased $2.2 million for 2011. The Corporation experienced loan charge-offs, net of recoveries, of approximately $3.8 million for 2011 compared to $7.3 million for 2010.  The loan charge-offs for 2011 related primarily to write-downs of commercial loans. The allowance for loan losses to total loans at December 31, 2011 was 2.83% compared to 3.58% at December 31, 2010.  The allowance for loan losses to non-performing loans at December 31, 2011 was 27.1% compared to 39.2% at December 31, 2010.

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

Non-Interest Income
(Dollars in thousands)

	Year ended December 31
	2011	2010	% Change
Net gain on sale of investments	$1,125	$1,824	(38.3)%
Fees for financial services	2,584	2,805	(7.9)
Other–than-temporary-impairment write-down on securities	(432)	(1,202)	(64.1)
Other fees, net	32	61	(47.5)
Total non-interest income	$3,309	$3,488	(5.1)

The decrease in non-interest income was due primarily to a reduction in gain on sale of investments of $699,000 offset by a reduction in other than temporary impairment charges of $770,000. The other than temporary impairment charges in each period relate to write-downs recorded on pooled trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Gains on sale of investments were $1.1 million for 2011 as the Corporation sold $77.1 million in investment securities to better position the investment portfolio for the potential of rising interest rates. Fees for financial services decreased primarily due to lower fees from a reduction in return check charges as a result of new government regulations on checking accounts.

Non-Interest Expense
(Dollars in thousands)

	Year ended December 31
	2011	2010	% Change
Compensation and employee benefits	$4,135	$4,286	(3.5)%
Occupancy and equipment	2,532	2,515	0.7
Deposit insurance premiums	717	586	22.4
Professional services	581	549	5.8
Advertising and public relations	32	41	(22.0)
OREO and loan operations	1,711	2,683	(36.2)
Telephone	182	171	6.4
Items processing	294	332	(11.5)
Other	842	776	8.5
Total non-interest expense	$11,026	$11,939	(7.6)

Compensation and employee benefits decreased 3.5%, or $151,000, compared to the year ended December 31, 2010 due primarily to reductions in staffing levels and reductions in employee benefit costs. Occupancy and equipment expenses increased 0.7%, or $17,000, due primarily to higher ATM expense due to higher usage and higher system maintenance expense. Deposit insurance premiums increased 22.4%, or $131,000, due primarily to higher FDIC assessments, offset by a reductions in total deposits. Professional services expense increased 5.8%, or $32,000, due primarily to higher legal, audit and regulatory examination expense. Advertising and public relations expense decreased 22.0%, or $9,000, due primarily to lower product and promotion expenses. OREO and loan operations costs decreased $972,000, or 36.2%, due to lower disposition costs associated with foreclosed real estate properties. Telephone expense increased $11,000, or 6.4%, due to network line changes. Items processing expense decreased $38,000, or 11.4%, due to lower NOW account balances as a result of interest rate reductions. Other expense increased $66,000, or 8.5%, due to higher loan appraisal cost required for loan review.

Income Tax Expense. Due to the lower net loss that the Corporation recorded for the year ended December 31, 2011, the net income tax expense was $25,000 compared to a net income tax expense of $4.7 million for the year ended December 31, 2010. Income tax expense for the year ended December 31, 2010 included a $5.6 million charge for the recording of a valuation allowance for the write-down of deferred tax assets.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Assets.  At December 31, 2011, assets totaled $376.6 million, a decrease of $32.1 million, or 7.8%, as compared to $408.7 million at December 31, 2010. In 2011 and, as part of its strategic plan, the Corporation implemented a program to shrink its balance sheet to increase its regulatory capital ratios. This shrinkage was accomplished with reductions in borrowings and higher cost deposits and was primarily funded with reductions in loans. Cash and cash equivalents decreased $972,000 to $23.9 million from $24.9 million at December 31, 2010. The decrease was due primarily to a reduction in interest earning balances with the Federal Reserve as a result of a reduction in deposit balances. Investment and mortgage-backed securities increased $17.4 million to $165.9 million from $148.5 million at December 31, 2010 as a result of funds invested with the proceeds from the reduction of loans. In addition, the Corporation sold $77.1 million in investment securities to decrease the concentration of mortgage-backed securities to reduce the potential of extension risk. The Corporation decreased its level of mortgage-backed securities for the year ended December 31, 2011 to $74.1 million compared to $89.1 million for the period ended December 31, 2010. This decrease was partially offset with increases in government sponsored enterprises securities to $87.5 million at December 31, 2011 compared to $54.8 million at December 31, 2010.

Total loans, net, decreased $42.9 million, or 21.6%, to $156.0 million at December 31, 2011 from $198.9 million at December 31, 2010. The decrease was due to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and higher underwriting standards. Consumer loans decreased $7.4 million, or 16.4%, during 2011, commercial loans decreased $35.9 million, or 24.5%, and residential mortgage loans decreased $2.1 million or 15.1%.

Real estate acquired through foreclosure decreased $2.2 million to $8.4 million at December 31, 2011 from $10.6 million at December 31, 2010, as a result of the sales of twenty commercial real estate properties totaling $4.1 million. The sales were offset by the addition of twenty-one commercial real estate properties totaling $3.3 million. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible. The carrying value of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Other assets decreased $1.9 million, or 29.9%, to $4.4 million at December 31, 2011 from $6.2 million at December 31, 2010 due primarily to a decrease in deferred tax liability as a result of  higher fair market valuations for available for sale securities.

Liabilities.  Total liabilities decreased $34.3 million, or 8.6%, to $364.2 million at December 31, 2011 from $398.4 million at December 31, 2010. Total deposits decreased $29.9 million, or 9.5%, from $313.1 million at December 31, 2010 to $283.2 million at December 31, 2011. Time deposits decreased $22.3 million, or 15.1%, from $147.1 million at December 31, 2010 to $124.9 million at December 31, 2011 and transaction deposit accounts decreased $7.6 million, or 4.6%, from $166.0 million at December 31, 2010 to $158.4 million at December 31, 2011. The decrease in accounts was due primarily to falling interest rates. Securities sold under agreement to repurchase decreased $4.8 million, or 47.5%, from $10.0 million at December 31, 2010 to $5.3 million at December 31, 2011 due to the pay-down of these instruments.

Shareholders’ Equity. Shareholders’ equity increased $2.2 million, or 21.4%, to $12.5 million at December 31, 2011 from $10.3 million at December 31, 2010 primarily due to a $2.4 million decrease in unrealized losses on securities available for sale, offset by a  net operating loss of $190,000.

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

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The primary investing activities of the Corporation are the origination of commercial and consumer loans and the purchase of investment and mortgage-backed securities.  These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase, and the utilization of FHLB advances.  During  2011, the Corporation originated $4.2 million in loans. At December 31, 2011, the Corporation’s holdings of investment and mortgage-backed securities totaled $165.9 million, all of which was available for sale. Approximately $85.1 million and $78.5 million of investment securities at December 31, 2011 and December 31, 2010, respectively, were pledged as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

During 2011, total deposits decreased $29.9 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Corporation and its local competitors and other factors. The Corporation closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2011, totaled $88.6 million.  The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional external sources of funds are available through FHLB advances, lines of credit and wholesale deposits. At December 31, 2011, the Corporation had outstanding $59.5 million of FHLB borrowings and $5.3 million of securities sold under agreements to repurchase. At December 31, 2011, the Corporation had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $17.8 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

See Note 17 to the Consolidated Financial Statements for further information about commitments and contingencies.

Parent Company Liquidity

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. The Corporation did not pay cash dividends to common shareholders in 2011 or 2010. The payment of cash dividends for common shares was suspended after the first quarter of 2009 to retain capital and it is unknown at this time when or if the program will resume.  In July 2010, the Corporation exercised its right to defer the regularly scheduled quarterly distribution on its $12.3 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury Department in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. The Corporation is prohibited from paying any dividends to its holders of common stock until it resumes payment of such obligations.  Provident Community Bancshares’ primary sources of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency, cannot exceed retained net income for that year combined with retained net income for two years less any transfers to surplus and capital distributions. Further, under the Consent Order, the Bank is prohibited from paying a cash dividend to the Corporation without prior regulatory approval.  At December 31, 2011, Provident Community Bancshares, Inc. had liquid assets of $178,000.

Capital Resources

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. So long as the Bank is subject to the enforcement action executed with the Office of the Comptroller of the Currency on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized unless it achieves the higher thresholds required by the consent order. At December 31, 2011, the Bank did not meet the higher tier 1 capital requirements required by the consent order and is evaluating alternatives to increase capital. The Bank’s capital category as of December 31, 2011, is determined solely to apply the prompt corrective action restrictions, and the Bank’s capital category as of December 31, 2011 may not constitute an accurate representation of the Bank’s overall financial condition or prospects. See Note 19 to the Consolidated Financial Statements for further discussion of these capital requirements.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $17.8 million at December 31, 2011. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

At December 31, 2011, the unused portion of credit lines was $17.1 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

For the year ended December 31, 2011, the Corporation did not engage in any off-balance sheet transactions likely to have a material effect on its financial condition, results of operation and cash flows.

Contractual Obligations

The table below summarizes future contractual obligations.

			Payments Due by Period
As of December 31, 2011	Within one year	Over one to two years	Over two to three years	Over three to five years	After five years	Total
Contractual Obligations (in thousands)

Certificate accounts	$88,556	$33,373	$2,013	$935	$--	$124,877
Borrowings	22,000	--	--	10,000	27,500	59,500
Operating leases	469	469	469	939	1,431	3,777
Total	$111,025	$33,842	$2,482	$11,874	$28,931	$188,154

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Provident Community Bancshares, Inc.
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of Provident Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Community Bancshares, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina
March 29, 2012

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Assets
Cash and due from banks	$9,141	$10,393
Federal funds sold	14,752	14,472
Investments and mortgage-backed securities available for sale	165,878	148,469
Loans, net of allowance for loan losses of $4,549 in 2011 and $7,379 at December 31, 2010	156,019	198,896
Real estate acquired through foreclosure	8,398	10,618
Federal Home Loan Bank stock, at cost	3,363	3,526
Federal Reserve Bank stock, at cost	689	832
Office properties and equipment, net	4,787	5,101
Accrued interest receivable	1,340	1,575
Cash surrender value of life insurance	7,923	8,623
Other assets	4,355	6,213
Total assets	$376,645	$408,718

Liabilities
Deposits	$283,249	$313,128
Advances from the Federal Home Loan Bank	59,500	59,500
Securities sold under agreements to repurchase	5,268	10,028
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	1,028	663
Other liabilities	2,758	2,758
Total liabilities	364,175	398,449

Commitments and contingencies – Notes 12 and 17

Shareholders’ equity
Serial preferred stock, no par value, authorized – 500,000 shares, issued and outstanding – 9,266 at December 31, 2011 and December 31, 2010	9,255	9,250
Common stock – $0.01 par value, authorized – 5,000,000 shares, issued – 2,192,958 and outstanding – 1,790,599 shares at December 31, 2011 and December 31, 2010	20	20
Common stock warrants	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(387)	(2,778)
Retained earnings, (loss) substantially restricted	(3,062)	(2,867)
Treasury stock, at cost	(6,300)	(6,300)
Total shareholders’ equity	12,470	10,269
Total liabilities and shareholders’ equity	$376,645	$408,718

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)

	Years Ended December 31,
	2011	2010
	(In Thousands, Except Share Data)
Interest Income:
Loans	$9,039	$11,572
Deposits and federal funds sold	23	36
Securities available for sale:
State and municipal (non taxable)	--	104
Other investments (taxable)	4,885	4,793
Securities held to maturity and FHLB/FRB stock dividends	78	148
Total interest income	14,025	16,653
Interest Expense:
Deposit accounts	2,554	5,087
Floating rate junior subordinated deferrable interest debentures	423	479
Advances from the FHLB and other borrowings	2,506	2,645
Total interest expense	5,483	8,211
Net Interest Income	8,542	8,442
Provision for loan losses	990	9,090
Net interest income (loss) after provision for loan losses	7,552	(648)
Non-Interest Income:
Fees for financial services	2,584	2,805
Other fees, net	32	61
Other-than-temporary-impairment write-down on securities	(432)	(1,202)
Net gain on sale of investments	1,125	1,824
Total non-interest income	3,309	3,488
Non-Interest Expense:
Compensation and employee benefits	4,135	4,286
Occupancy and equipment	2,532	2,515
Deposit insurance premiums	717	586
Professional services	581	549
Advertising and public relations	32	41
OREO and loan operations	1,711	2,683
Telephone	182	171
Items processing	294	332
Other	842	776
Total non-interest expense	11,026	11,939
Loss before income taxes	(165)	(9,099)
Expense for income taxes	25	4,715
Net loss	$(190)	$(13,814)
Accretion of preferred stock to redemption value and preferred dividends	475	475
Net loss to common shareholders	$(665)	$(14,289)
Net loss per common share (basic)	$(0.37)	$(7.98)
Net loss per common share (diluted)	$(0.37)	$(7.98)
Weighted average number of common shares outstanding (basic)	1,790,599	1,790,599
Weighted average number of common shares outstanding (diluted)	1,790,599	1,790,599

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (loss)
Twelve months ended december 31, 2011 And  2010

	Preferred Stock		Common Stock				Retained	Accumulated
	Shares	Amount	Shares	Amount	Common Stock Warrants	Additional Paid-In Capital	Earnings (loss), Substantially Restricted	Other Comprehensive Income (loss)	Treasury Stock At Cost	Total Shareholder’s Equity
(Dollars in Thousands, Except Share Data)

Balance at December 31, 2009	9,266	$9,245	1,790,599	$20	$25	$12,919	$11,184	$(972)	$(6,300)	$26,121
Net loss	--	--	--	--	--	--	(13,814)	--	--	(13,814)
Other comprehensive loss, net of tax of $497 on unrealized holding gains arising during period	--	--	--	--	--	--	--	(1,420)	--	(1,420)
Less reclassification adjustment for gains and other than temporary investment charge in net loss	--	--	--	--	--	--	--	(386)	--	(386)
Comprehensive loss	--	--	--	--	--	--	--	--	--	(15,620)
Accretion of preferred stock to redemption value	--	5	--	--	--	--	(5)	--	--	--
Preferred stock dividend	--	--	--	--	--	--	(232)	--	--	(232)
Balance at December 31, 2010	9,266	$9,250	1,790,599	$20	$25	$12,919	$(2,867)	$(2,778)	$(6,300)	$10,269
Net loss	--	--	--	--	--	--	(190)	--	--	(190)
Other comprehensive loss, net of tax of $987 on unrealized holding gains arising during period	--	--	--	--	--	--	--	2,821	--	2,821
Less reclassification adjustment for gains and other than temporary investment charge in net loss	--	--	--	--	--	--	--	(430)	--	(430)
Comprehensive income	--	--	--	--	--	--	--	--	--	2,201
Accretion of preferred stock to redemption value	--	5	--	--	--	--	(5)	--	--	--
Balance at December 31, 2011	9,266	$9,255	1,790,599	$20	$25	$12,919	$(3,062)	$(387)	$(6,300)	$12,470

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
	(In Thousands)
Operating activities:
Net loss	$(190)	$(13,814)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	990	9,090
Amortization of securities	774	964
Depreciation expense	386	459
Recognition of deferred income, net of costs	(133)	(179)
Deferral of fee income, net of costs	151	26
Other than temporary impairment charge on AFS securities	432	1,202
Gain on investments	(1,125)	(1,824)
Decrease in accrued interest receivable	235	663
Loss on OREO sales	73	83
OREO impairment	1,338	1,831
Increase in bank owned life insurance	(332)	(373)
Decrease in other assets	571	6,248
Increase in accrued interest payable	--	82
Increase in other liabilities	365	611
Net cash provided by operating activities	3,535	5,069
Investing activities:
Purchase of AFS securities	(158,314)	(247,170)
Maturities of AFS securities	54,036	141,144
Proceeds from the sales of AFS securities	77,053	85,798
Proceeds from the sales of HTM securities	--	3,953
Principal repayment on mortgage-backed securities AFS	13,413	16,436
Net decrease in loans	38,618	33,316
Redemption of FHLB/FRB stock	306	421
Proceeds from sales of OREO, net of costs and improvements	4,060	2,656
Purchase of office properties and equipment	(72)	(112)
Net cash provided in investing activities	29,100	36,442
Financing activities:
Accretion of Preferred Stock to redemption value	(1)	(1)
Dividends paid on preferred stock	--	(232)
Repayment of term borrowings, net	(4,759)	(13,492)
Proceeds from redemption of life insurance	1,032	1,082
Decrease in deposit accounts	(29,879)	(19,634)
Net cash used by financing activities	(33,607)	(32,277)
Net increase (decrease) in cash and due from banks	(972)	9,234
Cash and cash equivalents at beginning of period	24,865	15,631
Cash and cash equivalents at end of period	$23,893	$24,865

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.             Summary of Significant Accounting Policies

Organization - Provident Community Bancshares, Inc. (“Provident Community Bancshares”) is the bank holding company for Provident Community Bank, N.A., a national bank (the “Bank”). Provident Community Bancshares and the Bank are collectively referred to as the Corporation in this annual report. The Bank, founded in 1934, offers a complete array of financial products and services through seven full-service banking centers in five counties in South Carolina, including checking, savings, time deposits, individual retirement accounts (IRAs), investment services, and secured and unsecured consumer loans. The Bank originates and services home loans and provides financing for small businesses and affordable housing.

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

Loans are placed on non-accrual status depending upon the type of loan, the past due status, and the collections activities in progress. Well-secured loans, in the process of collection, remain on an accrual basis until they become 90 days past due. Partially secured loans are written down to the collateral value and placed on non-accrual status on or before becoming 90 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due. Consumer loans are charged off or written down to the fair value of collateral on or before becoming 90 days past due. A past due loan may not be considered impaired if it is expected the delay in payment is minimal. Interest payments are applied to the principal balance on non-accrual loans.

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

A loan is considered impaired when, in management’s judgment, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as non-accrual are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for loss and a general reserve is established accordingly.

Loans on non-accrual status as well as real estate acquired through foreclosure or deed taken in lieu of foreclosure are considered non-performing assets.

1.             Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses – We consider our accounting policies related to the allowance for loan losses to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is established through a provision for loan losses charged to expense. Our allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools, and specific loss allocations. Our process for determining the appropriate level of the allowance for losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans, and loans charged-off or recovered, among other factors.

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

1.             Summary of Significant Accounting Policies (continued)

We review each impaired loan on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on our assessment of the status of the borrower and the underlying collateral. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral less cost to sell if the loan is collateral dependent. If the resulting value of the impaired non-collateral loan is less than the recorded balance, the impairment must be recognized by creating a valuation allowance for the difference and recognizing a corresponding bad debt expense. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.  The risk characteristics used to aggregate loans are collateral type, borrower’s financial condition and geographic location. Impairment of collateral dependent loan is immediately charged-off against the allowance for loan and lease losses unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loans are charged-off generally based on pre-defined past due periods.

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

The Corporation generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible.  Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. The Corporation’s policy for charge-off of impaired loans is on a loan-by-loan basis. The Corporation’s policy is to evaluate impaired loans based on the fair value of the collateral.  Interest income from impaired loans is recorded using the cash method.  At December 31, 2011, impaired loans totaled $16.8 million and the Corporation had recognized no interest income from impaired loans. The average balance in impaired loans was $17.8 million for 2011.

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

1.             Summary of Significant Accounting Policies (continued)

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

Per-Share Data - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under Provident Community Bancshares’s stock option plan is reflected in diluted earnings per common share by the application of the treasury stock method. There were no common stock equivalents included in the diluted earnings per share calculation at December 31, 2011 or 2010 as the effect would have been anti-dilutive.

Fair Values of Financial Instruments - The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

Cash and federal funds sold - The carrying amounts of cash and due from banks approximate their fair value.

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

1.             Summary of Significant Accounting Policies (continued)

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

1.             Summary of Significant Accounting Policies (continued)

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

There were no stock options granted in 2011 or 2010.

2.             Investments and Mortgage-backed Securities

There were no securities classified as held to maturity as of December 31, 2011.

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$1	$--	$--	$1
Government Sponsored Enterprises	87,295	259	(16)	87,538
Trust Preferred Securities	6,378	--	(2,173)	4,205
Total Investment Securities	93,674	259	(2,189)	91,744
Mortgage-backed Securities:
Fannie Mae	17,609	250	(5)	17,854
Ginnie Mae	29,854	868	(52)	30,670
Freddie Mac	24,966	305	(13)	25,258
Collateralized Mortgage Obligations	370	--	(18)	352
Total Mortgage-backed Securities	72,799	1,423	(88)	74,134
Total available for sale	$166,473	$1,682	$(2,277)	$165,878

There were no securities classified as held to maturity as of December 31, 2010.

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
U.S. Agency Obligations	$2	$--	$--	$2
Government Sponsored Enterprises	55,881	49	(1,158)	54,772
Trust Preferred Securities	7,271	--	(2,723)	4,548
Total Investment Securities	63,154	49	(3,881)	59,322
Mortgage-backed Securities:
Fannie Mae	11,307	270	(119)	11,458
Ginnie Mae	61,617	180	(485)	61,312
Freddie Mac	16,216	10	(264)	15,962
Collateralized Mortgage Obligations	448	--	(33)	415
Total Mortgage-backed Securities	89,588	460	(901)	89,147
Total available for sale	$152,742	$509	$(4,782)	$148,469

2.             Investments and Mortgage-backed Securities (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

Government Sponsored Enterprises	$17,440	$16	$--	$--	$17,440	$16
Trust Preferred Securities	--	--	4,205	2,173	4,205	2,173
Mortgage-backed Securities	9,617	70	377	18	9,994	88
Total	$27,057	$86	$4,582	$2,191	$31,639	$2,277

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

Government Sponsored Enterprises	$43,531	$1,158	$--	$--	$43,531	$1,158
Trust Preferred Securities	--	--	4,548	2,723	4,548	2,723
Mortgage-backed Securities	59,963	868	444	33	60,407	901
Total	$103,494	$2,026	$4,992	$2,756	$108,486	$4,782

Management reviews securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Corporation reviews several items in determining whether its trust preferred securities are other than temporarily impaired.  These items include a valuation of the securities; an analysis of cash flows following the guidance in ASC 320-10-35 to measure credit loss for OTTI purposes; a stress analysis; a summary of deferrals and defaults of the individual issues in the pool; and information regarding the issuers in the pool.  A detailed description of each of these items of evidence is provided below.

Valuation of Securities – The first item reviewed is the fair market value of the security.  If the security is in an unrealized loss position, the Corporation proceeds to analyze the security for other than temporary impairment (“OTTI”) based on the following items.  The pricing of securities is performed by a third party and is considered Level III pricing.

Cash flow analysis – A cash flow analysis following the guidance in ASC 320-10-35 is the primary evidence utilized in determining whether there is a credit-related issue with respect to the security. The basic methodology is to calculate the present value of the cash flows using a current effective yield. This calculation uses assumptions for default rates, prepayment speeds and discount rates. We have used 0% as assumed prepayment rates, default rates ranging from 1.2% to 3.6% and discount rates ranging from 100 basis points to 300 basis points. In conjunction with the process of determining  the key assumptions, the Corporation also reviews the key financial information on the underlying issuers that are the collateral for the investment securities. The result of these analysis are used to determine estimates of default rates and also to provide additional information for consideration in determining the reasonableness of assumed prepayment rates. ASC 320-10-35 is used to measure credit loss for OTTI purposes. The change in the expected cash flows is reviewed to determine if OTTI should be recorded. The result calculated for the current quarter is then compared to the previous quarter's book value to determine if the change is “adverse.” The credit component of any impairment should be the difference between the book value and the projected present value for the current quarter.

2.             Investments and Mortgage-backed Securities (continued)

The analysis is based on cash flow and utilizes a number of assumptions relating to credit and prepayment.  There are 9 scenarios available within three deal cash flow assumption categories (prepays constant, no prepays, prepays constant utilizing select years and defaults over 5 years and constant thereafter).  Each of these scenarios includes different prepayment assumptions and defaults at various levels in addition to projection of recoveries, if applicable, with a two-year lag.  Scenarios in each category range from a base to worse case in addition to two analyses that project defaults over the course of the following year on a quarterly basis and annually thereafter.

Stress Analysis – The Corporation obtains a stress analysis report of each security.  This report provides a snapshot of the immediate deferrals/defaults that a given pool and tranche/class can withstand before causing either a break in yield or temporary interest shortfall position.  There are various assumptions utilized in this report with respect to prepayments, deferrals/defaults, and recovery rates.

●
Break in Yield – This is the level of deferrals/defaults the tranche could experience before the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (not just a temporary interest shortfall but an actual loss in yield on the investment).  In other words, a break in yield occurs when the magnitude of the deferrals/defaults has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche.

●
Temporary Interest Shortfall – A temporary interest shortfall is caused by an amount of deferrals/defaults high enough such that there is insufficient cash flow available to pay current interest on the given tranche or by breaching the principal coverage test of the tranche immediately senior to the given tranche.  Principal coverage tests are set up to protect the Senior and Mezzanine Notes from credit events, providing the most credit protection to the Class A-1 Senior Notes, then to the Class A-2 Senior Notes, then to the Class B notes and so on. Cash flow is diverted from the lowest tranches first then from the successively higher tranches as necessary.

The existence of a break in yield or a temporary interest shortfall is an initial indication that OTTI may exist.

Deferral/Default Summary – The Corporation reviews current information for individual issues to determine the extent of deferrals and or defaults the status of any issuers in the pool, and the impact to the tranche owned by the Corporation. This report lists the issue (i.e., the pool/deal), the amount of deferrals/defaults related to the issue, the issuer that has deferred/defaulted, and the percentage of total current collateral this represents.  Additionally, the report provides the status of the amount in question (i.e. whether it is cured, purchased, in default, or deferred), the projected senior and mezzanine note status for the next payment date, the projected income note status for the next payment date and the next bond payment date. The Corporation compares the information in this report to the assumptions used in the cash flow analysis to ensure that deferral and defaults are correctly reflected in the cash flow analysis.

Issuer Lists –A report listing all of the companies in the pool, along with other relevant information such as organization type (mutual vs. stock), primary geographic location (state), rating, issue amount, years in business and principal line of business. The Corporation reviews the issuer lists for the individual pools held by the Corporation to gain better insight as to the underlying companies, the specific credit characteristics of the collateral underlying each individual security, and to determine risks associated with any concentrations with respect to issue amounts or lines of business.

2.             Investments and Mortgage-backed Securities (continued)

To determine impairment charges for the Corporation’s collateralized debt obligations (“CDO”), we performed discounted cash flow valuations through a static default model test. The default model used assumed a 3.6% rate, which is three times the historic default rates for all collateralized debt obligations (“CDO”), a 0% recovery on all banks in deferral of interest payments and a 0% prepayment rate. Cash flow valuations with a premium mark up of 300 basis points were also used to determine the fair market values of the Corporation’s collateralized debt obligations. All of the Corporation’s pooled trust preferred securities have the same terms, which is that the securities cannot be redeemed for five years and then can be called quarterly thereafter.  All of the securities are past the five-year no-call period. Valuation documentation for the cash flow analysis is provided by an independent third party.

Amounts in the following table are in thousands.

Security Name	Single/ Pooled	Class Tranche	Amortized Cost	Fair Value	Unrealized Loss	Credit Portion	Other	YTD OTTI Total
Alesco II	Pooled	B-1	$1,161	$1,000	$161	$191	$--	$191
MM Com III	Pooled	B	530	369	162	20	--	20
MM Com IX	Pooled	B-1	22	12	11	164	--	164
Pretzl IV	Pooled	Mezz	152	48	104	--	--	--
Pretzl V	Pooled	Mezz	21	18	3	--	--	--
Pretzl X	Pooled	B-2	492	8	482	57	--	57
Total			$2,378	$1,455	$923	$432	$--	$432

OTTI-Other Than Temporary Impairment

	Lowest Rating (1)	% of Current Performing	% Deferrals/ Defaults (2)	High	Low	Discount Margin (3)
Alesco II	C	82.64%	17.36%	1.20%	0.40%	4.65%
MM Com III	CC	58.89%	41.11%	1.20%	0.40%	5.05%
MM Com IX	D	49.32%	50.68%	1.20%	0.40%	4.80%
Pretzl IV	CCC	72.93%	27.07%	1.50%	0.75%	2.25%
Pretzl V	D	0.00%	100.00%	1.50%	0.75%	2.10%
Pretzl X	C	50.02%	49.98%	1.50%	0.75%	1.70%

Notes to table above:

(1)	Credit Ratings represent Moody’s and Fitch ratings (S&P does not rate this security)
(2)	The ratio represents the amount of underlying trust preferred collateral not currently making dividend payments. Fewer deferrals/defaults produce a lower ratio.
(3)	Fair market value discount margin to LIBOR

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

Amounts in the following table are in millions.

Security Classification	Amortized Cost	Fair Value	OCI	OTTI	AAA	AA	A	Baa1	Ba3	Not Rated	Below Investment Grade
Single issuer trust preferred securities	$4.0	$2.8	$(0.8)	$--	$--	$--	$--	$--	$--	$2.8	$--
Pooled trust preferred securities	2.4	1.4	(0.6)	(5.4)	--	--	--	--	--	--	1.4
Agency MBS	72.4	73.8	0.9	--	--	--	--	--	--	73.8	--
Private label CMO	0.4	0.4	--	--	0.4	--	--	--	--	--	--
Treasury/Agency	87.3	87.5	0.1	--	87.5	--	--	--	--	--	--
Total	$166.5	$165.9	$(0.4)	$(5.4)	$87.9	$--	$--	$--	$--	$76.6	$1.4

OCI-Other Comprehensive Income (loss)  OTTI-Other Than Temporary Impairment

For the year ended December, 31, 2011, the Corporation experienced a credit-related other-than-temporary impairment of $432,000 on the pooled trust preferred securities portfolio and has recorded $5.4 cumulatively since 2008 in this portfolio. All of these securities are in the Corporation’s available for sale portfolio. This was charged to earnings in non-interest income as “Other-than-temporary-impairment write-down on securities”. The total securities impacted by credit-related other-than-temporary impairment have a current carrying value of $1.4 million and represent approximately 0.88% of available for sale securities. We do not intend to sell the remaining debt securities and we believe more likely than not, we will not be required to sell the debt securities before their anticipated recovery.

Proceeds, gross gains and gross losses realized from the sales of securities were as follows for the periods ended (in thousands):

	Years Ended December 31,
	2011	2010

Proceeds	$77,051	$89,751
Gross gains	1,125	1,824
Gross losses	–	–
Net gain on investment transactions	$1,125	$1,824

2.             Investments and Mortgage-backed Securities (continued)

The maturities of securities at December 31, 2011 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$35,354	$35,431
Due after one year through five years	23	24
Due after five years through ten years	31,876	32,042
Due after ten years	99,220	98,381
Total investment and mortgage-backed securitiesbacked securities	$166,473	$165,878

The mortgage-backed securities held at December 31, 2011 mature between one and thirty years. The actual lives of those securities may be significantly shorter as a result of principal payments and prepayments. All mortgage-backed securities are U.S. Government securities issued through Fannie Mae, Ginnie Mae, or Freddie Mac.

At December 31, 2011 and 2010, $85.1 million and $78.5 million, respectively, of securities recorded at book value were pledged as collateral for certain deposits and borrowings.

At December 31, 2011, approximately $11.6 million of mortgage-backed securities were adjustable rate securities. The adjustment periods range from monthly to annually and rates are adjusted based on the movement of a variety of indices.

Investments in collateralized mortgage obligations (“CMOs”) had a fair market value of $352,000 at December 31, 2011. These are private label CMO securities that were issued by a large regional bank. Therefore, the fair market value is determined by the current available broker supplied price as an estimate of the amount the Corporation could expect to receive in the open market. These securities are not actively traded as a result of the economic crisis.

3.             Federal Home Loan Bank Capital Stock

Provident Community Bank, as a member institution of Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in the FHLB of Atlanta based generally upon a membership-based requirement and an activity-based requirement related to the level of advances that the Corporation borrows from the FHLB. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock historically has been at par value. The carrying value (which approximates fair value) of this stock was $3.4 million at December 31, 2011 and $3.5 million at December 31, 2010.

In evaluating other-than-temporary impairment of the FHLB stock, the Corporation considered the most recent financial results of the FHLB, the resumption of paying dividends on common stock, its ability to repurchase the stock at par value throughout the year in a timely manner based on the level of advances that the Corporation maintains, and the baseline credit assessment rating given by Moody’s Investors Service of AAA. The Corporation believes that the resumption of the common stock dividend and the investment grade rating of AAA indicate that there is no impairment in the investment in the FHLB stock as of December 31, 2011.

4.             Loans, Net

Loans receivable consisted of the following (in thousands):

	As of December 31,
	2011	2010
Real estate loans:
Fixed-rate residential	$8,063	$9,102
Adjustable-rate residential	3,967	5,064
Commercial real estate	97,547	124,190
Construction	308	665
Total mortgage loans	109,885	139,021
Commercial non-real estate	12,939	22,231
Consumer loans:
Home equity	14,590	16,609
Consumer and installment	22,939	28,353
Consumer lines of credit	300	307
Total consumer loans	37,829	45,269
Total loans	160,653	206,521
Less:
Undisbursed portion of interim construction loans	--	(143)
Unamortized loan discount	(231)	(269)
Allowance for loan losses	(4,549)	(7,379)
Net deferred loan origination costs	146	166
Total, net	$156,019	$198,896
Weighted-average interest rate of loans	5.08%	4.97%

Under OCC regulations, the Bank may not make loans to one borrower in excess of 15% of unimpaired capital. This limitation does not apply to loans made before August 9, 1989. At December 31, 2011, the Bank had loans outstanding to one borrower ranging up to $4.2 million.

Adjustable-rate residential real estate loans (approximately $4.0 million and $5.1 million at December 31, 2011 and 2010, respectively) are subject to rate adjustments annually and generally are adjusted based on movement of the Federal Home Loan Bank National Monthly Median Cost of Funds rate or the Constant Maturity Treasury index. The maximum loan rates can be adjusted is 200 basis points in any one year with a lifetime cap of 600 basis points.

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

Until 2002, the Bank originated both fixed-rate and adjustable-rate mortgage loans with terms generally ranging from fifteen to thirty years and generally sold the loans while retaining servicing on loans originated.  The Bank discontinued the origination of loans held for sale in 2002. The underlying value of loans serviced for others was $7.6 million and $8.9 million at December 31, 2011 and 2010, respectively.

Loans that management identifies as impaired generally will be non-performing loans and the accrual of interest is discontinued at the time the loan is 90 days delinquent. At December 31, 2011, loans totaling $442,000 were 90 days or more past due and accruing interest. At December 31, 2010, loans totaling $125,000 were 90 days or more past due and accruing interest. At December 31, 2011 and 2010, loans which are accounted for on a non-accrual basis totaled approximately $16.8 million and $18.8 million, respectively. The amount the Corporation will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrower’s ability to repay the loans. During the years ended December 31, 2011 and 2010, had non-accruing loans been current in accordance with their original terms, the Corporation would have recognized additional interest income of approximately $1.1 million and $1.3 million, respectively. Interest included in interest income on loans that were contractually past due 90 days or more at December 31, 2011 was $14,283.

4.             Loans, Net

Information about impaired loans as of and for the years ended December 31, 2011 and 2010, is as follows (in thousands):

	Years Ended December 31,
	2011	2010
Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10/Statement No. 114	$1,923	$8,611
Other impaired loans	25,550	24,888
Total impaired loans	$27,473	$33,499
Average monthly balance of impaired loans	$29,916	$32,439
Specific allowance for credit losses	$439	$1,788

	Impaired Loans December 31, 2011 (in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:

Commercial
Commercial Real Estate	$22,454	$16,949	$--	$19,702
Commercial Non Real Estate	2,376	2,075	--	2,225

Consumer
Consumer – other	5,135	4,203	--	4,669
Consumer – home equity	511	491	--	501

Residential Real Estate
1-4 family	1,891	1,832	--	1,862

With an allowance recorded:

Commercial
Commercial Real Estate	1,564	1,403	306	1,483
Commercial Non Real Estate	282	281	60	282

Consumer
Consumer – other	239	239	73	239

Total:	$34,452	$27,473	$439	$30,963
Commercial	26,676	20,708	366	23,692
Consumer	5,885	4,933	73	5,409
Residential	1,891	1,832	--	1,862

4.             Loans, net (continued)

Impaired Loans December 31, 2010 (in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:

Commercial
Commercial Real Estate	$22,063	$16,253	$--	$19,158
Commercial Non Real Estate	3,053	2,816	--	2,935

Consumer
Consumer - other	4,710	3,981	--	4,345
Consumer - home equity	162	162	--	162

Residential Real Estate
1-4 Family	1,865	1,677	--	1,771

With a related allowance recorded:

Commercial
Commercial Real Estate	8,379	8,370	1,752	8,375

Consumer
Consumer - other	241	241	36	241

Total:	$40,473	$33,499	$1,788	$36,987
Commercial	33,495	27,439	1,752	30,468
Consumer	5,113	4,384	36	4,748
Residential	1,865	1,677	--	1,771

At December 31, 2011 and 2010, loans which are accounted for on a non-accrual basis (in thousands):

	Loans Receivable on Nonaccrual Status As of December 31,
	2011	2010
Commercial
Commercial real estate	$11,337	$14,305
Commercial non real estate	1,340	1,048
Consumer
Consumer – other	2,536	1,792
Consumer – automobile	65	--
Consumer – home equity	308	147
Residential Real Estate
1-4 family	1,220	1,534
Total	$16,806	$18,826

4.             Loans, net (continued)

	Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Years Ended December 31, 2011 and 2010 (in thousands)

	Commercial	Commercial Real Estate	Consumer	Residential	Total

December 31, 2011

Allowance for loan losses:

Beginning balance	$2,166	$4,602	$335	$276	$7,379
Chargeoffs	(334)	(3,444)	(318)	(4)	(4,100)
Recoveries	55	156	29	40	280
Provisions	--	606	438	(54)	990
Ending balance	$1,887	$1,920	$484	$258	$4,549

Loans receivable:

Ending balance – total	$12,939	$97,547	$37,829	$12,338	$160,653

Ending balances:
Individually evaluated for impairment	$2,356	$18,352	$4,933	$1,832	$27,473
Collectively evaluated for impairment	$10,583	$79,195	$32,896	$10,506	$133,180

December 31, 2010

Allowance for loan losses:

Beginning balance	$1,947	$2,773	$502	$357	$5,579
Chargeoffs	(976)	(6,044)	(1,423)	(262)	(8,705)
Recoveries	118	1,203	25	69	1,415
Provisions	1,077	6,670	1,231	112	9,090
Ending balance	$2,166	$4,602	$335	$276	$7,379

Loans receivable:

Ending balance – total	$22,231	$124,190	$45,269	$14,831	$206,521

Ending balances:
Individually evaluated for impairment	$2,816	$24,623	$4,383	$1,677	$33,499
Collectively evaluated for impairment	$19,415	$99,567	$40,886	$13,154	$173,022

Renegotiated loans, or troubled debt restructurings, are those loans where the borrower is experiencing financial difficulties and we have agreed to concessions of the terms such as changes in the interest rate charged and/or other concessions. Troubled debt restructurings increased $2.8 million from $5.7 million at December 31,2010 to $8.5 million at December 31, 2011. The majority of this increase relates primarily to commercial real estate relationships that have been affected by the downturn in the commercial real estate market.

4.             Loans, net (continued)

The following are credit quality indicators for the Corporation’s loans receivable for the years ended December 31, 2011 and 2010.

Credit Quality Indicators
As of December 31, 2011 and 2010

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

Corporate Credit Exposure (1)
Credit Risk Profile by Creditworthiness Category (in thousands)

	Commercial Non Real Estate		Commercial Real Estate
	2011	2010	2011	2010

Grade 1 Superior Quality	$52	$4	$--	$--
Grade 2 Good Quality	223	340	--	--
Grade 3 Satisfactory	363	1,879	9,242	8,818
Grade 4 Acceptable	8,236	13,241	60,431	82,354
Grade 5 Special Mention	1,933	2,866	9,890	9,606
Grade 6 Substandard	1,926	3,901	17,984	23,412
Grade 7 Doubtful	206	--	--	--
Total	$12,939	$22,231	$97,547	$124,190

The Corporation uses an internal risk rating system to classify and monitor the credit quality of loans. Loan risk ratings are based on a graduated scale representing increasing likelihood of loss. Primary responsibility for the assignment of risk ratings of loans is with the individual loan officer assigned to each loan, subject of verification by the Credit Administration department. Risk ratings are also reviewed periodically by an independent third party loan review firm that reports directly to the Board of Directors.

Consumer Credit Exposure (1)
Credit Risk Profile by Internally Assigned Grade (in thousands)

	Residential		Consumer
	2011	2010	2011	2010
Grade:
Pass	$10,833	$13,282	$33,307	$42,273
Special mention	243	--	480	--
Substandard	1,262	1,549	4,042	2,996
Total	$12,338	$14,831	$37,829	$45,269

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

4.             Loans, net (continued)

Consumer Credit Exposure (1)
Credit Risk Profile Based on Payment Activity (in thousands)

	Other		Consumer Automobile		Home Equity		Residential real estate 1-4 family
	2011	2010	2011	2010	2011	2010	2011	2010

Performing	$19,760	$25,366	$878	$1,502	$14,282	$16,462	$11,118	$13,297
Nonperforming	2,536	1,792	65	--	308	147	1,220	1,534
Total	$22,296	$27,158	$943	$1,502	$14,590	$16,609	$12,338	$14,831

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Loans graded one through four are considered “pass” credits.  As of December 31, 2011, approximately 76.4% of the loan portfolio were considered pass credits.  For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however, they are categorized as a special mention or watch list credit, and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2011, we had loans totaling $12.5 million rated as Special Mention.

Loans graded six or greater are considered classified credits. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. The loan has well-defined weaknesses that jeopardized the liquidation value and has the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of Substandard but have additional factors that make collection or liquidation in full highly questionable and improbable. At December 31, 2011, classified loans totaled $25.4 million, with all but one loan being collateralized by real estate.  Classified credits are evaluated for impairment on a quarterly basis.

Directors and officers of the Corporation are customers of the Corporation in the ordinary course of business.  Loans to directors and officers have terms consistent with those offered to other customers.  Loans to officers and directors of the Corporation are summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010

Balance at beginning of period	$2,001	$2,180
Loans originated during the period	--	--
Loan repayments during the period	(244)	(179)
Balance at the end of period	$1,757	$2,001

4.             Loans, net (continued)

The following are past due loans for the Corporation’s loans receivable for the years ended December 31, 2011 and 2010 (in thousands).

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable

December 31, 2011
Commercial:
Commercial non real estate	$485	$139	$996	$1,620	$11,319	$12,939
Commercial real estate	714	472	8,046	9,232	88,315	97,547
Consumer:
Consumer – other	422	69	2,052	2,543	19,753	22,296
Consumer – automobile	69	--	--	69	874	943
Consumer – home equity	408	47	182	637	13,953	14,590
Residential 1-4 family	482	--	675	1,157	11,181	12,338
Total	$2,580	$727	$11,951	$15,258	$145,395	$160,653

December 31, 2010
Commercial:
Commercial non real estate	$175	$221	$1,089	$1,485	$20,746	$22,231
Commercial real estate	1,668	1,883	12,989	16,540	107,650	124,190
Consumer:
Consumer – other	718	472	886	2,076	25,082	27,158
Consumer – automobile	66	32	--	98	1,404	1,502
Consumer – home equity	148	94	14	256	16,353	16,609
Residential 1-4 family	1,060	656	1,119	2,835	11,996	14,831
Total	$3,835	$3,358	$16,097	$23,290	$183,231	$206,521

4.             Loans, net (continued)

Troubled Debt Restructurings

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Corporation identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as  impaired. At December 31, 2011, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $1.3 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $111,000. The following are loan modifications for the Corporation’s loans receivable for the twelve month period ended December 31, 2011.

	Twelve Months Ended December 31, 2011
Troubled Debt Restructurings Added during current year	Number of New Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Commercial:	(in thousands)
Commercial non real estate	5	$1,545	$1,410
Commercial real estate	11	8,426	8,397
Consumer:
Consumer – other	3	421	421
Residential 1-4 family	1	88	87
Total	20	$10,480	$10,315

	Twelve Months Ended December 31, 2011
Troubled Debt Restructurings Defaulted during the period	Number of New Contracts	Post Modification Outstanding Recorded Investment	Defaulted Recorded Investment
Added since December 31, 2010	(in thousands)
Commercial:
Commercial non real estate	2	$346	$209
Commercial real estate	8	1,772	1,669
Consumer:
Consumer – other	9	1,186	1,056
Total	19	$3,304	$2,934

During the twelve months ended December 31, 2011, the Corporation modified 20 loans that were considered to be troubled debt restructurings. We extended the terms for 12 of these loans and the interest rate was lowered for 10 of these loans. During the twelve months ended December 31, 2011, 19 loans that had previously been restructured, 15 went into default during the year.

5.             Office Properties and Equipment

Office properties and equipment consisted of the following (in thousands):

	As of December 31,
	2011	2010

Land	$1,656	$1,656
Building and improvements	5,292	5,285
Office furniture, fixtures and equipment	2,207	2,142
Total	9,155	9,083
Less accumulated depreciation	(4,368)	(3,982)
Office properties and equipment, net	$4,787	$5,101

Depreciation expense was $386,000 and $459,000 for the years ended December 31, 2011 and 2010, respectively.

6.             Deposit Accounts

Deposit accounts at December 31 were as follows (in thousands):

	2011			2010
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	–%	$19,930	7.04%	–%	$18,414	5.88%
Non-commercial	0.42	87,803	31.00	1.60	98,075	31.32
Money market	0.36	23,575	8.32	0.53	21,066	6.73
Savings	0.42	27,064	9.55	0.84	28,430	9.08
Total demand deposits	0.36	158,372	55.91	1.15	165,985	53.01
Time deposits:
Up to 2.00%		123,957	43.76		102,081	32.60
2.01% - 3.00%		148	0.05		41,482	13.25
3.01% - 4.00%		47	0.02		206	0.06
4.01% - 5.00%		725	0.26		2,649	0.85
5.01% - 6.00%		--	--		725	0.23
Total time deposits	0.91	124,877	44.09	1.55	147,143	46.99
Total deposit accounts	0.60%	$283,249	100.00%	1.34%	$313,128	100.00%

As of December 31, 2011 and 2010, total deposit accounts include approximately $2.5 million and $2.1 million, respectively, of deposits from the Corporation’s officers, directors, employees or parties related to them.

At December 31, 2011 and 2010, time deposit accounts with balances of $100,000 and over totaled approximately $52.7 million and $61.7 million, respectively.

Time deposits by maturity were as follows (in thousands):

	As of December 31,
	2011	2010
Maturity Date
Within 1 year	$88,556	$111,477
After 1 but within 2 years	33,373	34,920
After 2 but within 3 years	2,013	569
After 3 but within 4 years	155	37
Thereafter	780	140
Total time deposits	$124,877	$147,143

6.             Deposit Accounts (continued)

Interest expense on deposits consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010
Account Type
NOW accounts and money marketdeposit accounts	$734	$2,009
Passbook and statement savings Accounts	137	203
Certificate accounts	1,700	2,898
Early withdrawal penalties	(17)	(23)
Total	$2,554	$5,087

7.             Advances from the Federal Home Loan Bank

At December 31, 2011 and 2010, the Bank had $59.5 million of advances outstanding from the FHLB.  The maturity of the advances from the FHLB is as follows (in thousands):

	As of December 31,
	2011	Weighted Average Rate	2010	Weighted Average Rate
Contractual Maturity:
Within one year – adjustable rate	$22,000	4.58%	$--	--%
After one but within three years – adjustable rate	--	--	22,000	4.58
Greater than five years – adjustable rate	37,500	3.89	37,500	3.89
Total advances	$59,500	4.14%	$59,500	4.14%

The Bank pledges as collateral to the advances their FHLB stock, investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 80% of the unpaid principal balances, 100% of total advances. The amount of qualifying loans was $45.2 million and $51.3 million, respectively, at December 31, 2011 and 2010. In addition to qualifying loans, the Corporation also pledges investment securities. The amount of investment securities pledged for advances was $48.5 million and $36.0 million, respectively, at December 31, 2011 and 2010. Advances are subject to prepayment penalties and to calls at the option of the FHLB of Atlanta. The advances callable in fiscal 2012 are $59.5 million with a weighted average rate of 4.14%. During fiscal years 2011 and 2010, the FHLB did not exercise any of the call provisions related to the advances.

8.             Securities Sold Under Agreements to Repurchase

The Company had $5.3 million and $10.0 million borrowed under agreements to repurchase at December 31, 2011 and 2010, respectively. The amortized cost of the securities underlying the agreements to repurchase at December 31, 2011 was $8.1 million and $20.0 million at December 31, 2010. The maximum amount outstanding at any month end during 2011 was $10.4 million and $19.0 million for 2010. The average amount of outstanding agreements for 2011 was $6.5 million and $12.9 million for 2010 and the approximate weighted average interest rate was 0.10% in 2011 and 0.67% in 2010.

9.             Floating Rate Junior Subordinated Deferrable Interest Debentures

On July 18, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust I (“Capital Trust I”). The Corporation is the owner of all of the common securities of Capital Trust I.  On July 21, 2006, Capital Trust I issued $4,000,000 in the form of floating/fixed rate capital securities through a pooled trust preferred securities offering.  The proceeds from this issuance, along with the Corporation’s $124,000 capital contribution for Capital Trust I’s common securities, were used to acquire $4,124,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due October 1, 2036 (the “Debentures”), which constitute the sole asset of Capital Trust I.  The interest rate on the Debentures and the capital securities was equal to 7.393% for the first five years.  Thereafter, the interest rate is variable and adjustable quarterly at 1.74% over the three-month LIBOR and had a rate of 2.11% at December 31, 2011.  The Corporation has, through the Trust Agreement establishing Capital Trust I, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of the Capital Trust I obligations under the capital securities. The stated maturity of the Debentures is October 1, 2036.  In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after October 1, 2011. The Debentures are also subject to redemption prior to October 1, 2011 at up to 103.7% of par after the occurrence of certain events that would either have a negative tax effect on Capital Trust I or the Corporation or would result in Capital Trust I being treated as an investment company that is required to be registered under the Investment Company Act of 1940.  The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods.  In July 2010, the Corporation exercised its right to defer payments on the Debentures for an indefinite period.  Distributions will continue to accrue interest at the then current rates.  The Corporation paid $229,000 in interest for the year ended December 31, 2010 for the Capital Trust I debentures.

On November 28, 2006, the Corporation sponsored the creation of Provident Community Bancshares Capital Trust II (“Capital Trust II”). The Corporation is the owner of all of the common securities of Capital Trust II. On December 15, 2006, Capital Trust II issued $8,000,000 in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds of Capital Trust II were utilized for the redemption of Union Financial Bancshares Statutory Trust (the “Trust”) issued on December 18, 2001. The proceeds from this issuance, along with the Corporation’s $247,000 capital contribution for Capital Trust’s II common securities, were used to acquire $8,247,000 aggregate principal amount of the Corporation’s floating rate junior subordinated deferrable interest debentures due March 1, 2037 (the “Debentures”), which constitute the sole asset of  Capital Trust II.  The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 1.74% over the three-month LIBOR, with a rate at December 31, 2011 of 2.27%. The Corporation has, through the Trust agreement establishing Capital Trust II, the Guarantee Agreement, the notes and the related Debenture, taken together, fully irrevocably and unconditionally guaranteed all of Capital Trust II obligations under the capital securities. The stated maturity of the Debentures is March 1, 2037. In addition, the Debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date after March 1, 2012. The Debentures are also subject to redemption prior to March 1, 2012 at 103.5% of par after the occurrence of certain events that would either have a negative tax effect on the Capital Trust II or the Corporation or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940.  The Corporation has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. In July 2010, the Corporation exercised its right to defer payments on the Debentures for an indefinite period. Distributions will continue to accrue interest at the then current rates. The Corporation paid $83,100 in interest to the Capital Trust II 2010.

10.           Income Taxes

Income tax expense is summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010

Current	$--	$105
Deferred	25	4,610
Total income tax expense	$25	$4,715
Change in valuation allowance	$(462)	$7,674

10.           Income Taxes (continued)

The provision for income taxes differed from amounts computed by applying the statutory federal rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2011	2010

Tax at federal income tax rate	$(56)	$(3,095)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	5	--
Interest on municipal bonds	--	(59)
Non-taxable life insurance income	(113)	(127)
Surrender of life insurance policies	430	314
Changes in valuation allowance	(462)	7,674
Other, net	221	8
Total	$25	$4,715

The Corporation had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

The tax effects of significant items comprising the Corporation’s deferred taxes as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Book reserves in excess of tax basis bad debt reserves	$1,074	$1,925
Difference between book and tax property basis	2	--
Deferred compensation	697	609
Net operating loss	4,264	3,876
Other-than-temporary-impairment	1,833	1,686
Mark-to-market adjustment	220	1,580
Charitable contribution limitation	8	8
Other real estate owned	854	514
Core deposit intangible	82	157
Loan discount amortization	78	91
Other	349	351
Total deferred tax asset	9,461	10,797
Less valuation allowance	7,212	7,674
Deferred tax asset after valuation allowance	2,249	3,123
Deferred tax liabilities:
Difference between book and tax property basis	--	36
Difference between book and tax Federal Home Loan Bank stock	85	85
Deferred loan fees	52	58
Partnership pass-through differences	120	43
Prepaid expenses	100	86
Total deferred tax liability	357	308
Net deferred tax asset	$1,892	$2,815

The deferred tax assets of $1.9 million and $2.8 million at December 31, 2011 and 2010 are included in other assets in the balance sheet.

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

10.           Income Taxes (continued)

At December 31, 2011, the Company's net deferred tax assets totaled $10.1 million.  The Company has net operating loss carryforwards of approximately $30.0 million which will expire 2029 through 2030 if not utilized to offset taxable income prior to that date. It is management’s belief that realization of the deferred tax asset, after the valuation allowance, is more likely than not.

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

Retained earnings at December 31, 2011 includes approximately $1.6 million representing pre-1988 tax bad debt base year reserve amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse until indefinite future periods and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolutions, liquidations or redemption of the Bank’s stock.

11.           Employee Benefits

The Corporation has a contributory profit-sharing plan which is available to all eligible employees.  Annual employer contributions to the plan consist of an amount which matches participant contributions up to a maximum of 5% of a participant’s compensation and a discretionary amount determined annually by the Corporation’s Board of Directors.  The annual contributions to the plan will be 5% of a participant’s compensation. Employer expensed contributions to the plans were $118,500 and $112,500 for the years ended December 31, 2011 and 2010, respectively.

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

The Corporation had loan commitments as follows (in thousands):

	As of December 31,
	2011	2010

Fixed/variable interest rate commitments to fund residential credit	$663	$975
Commitments to fund commercial and construction loans	--	143
Unused portion of credit lines (principally variable-rate consumer lines secured by real estate)	17,128	28,457
Total	$17,791	$29,575

The Corporation has no additional financial instruments with off-balance sheet risk. The Corporation did not incur any losses on its commitments in the years ended December 31, 2011 and 2010.

13.           Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2011 (in thousands):

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$23,893		$23,893
Securities available for sale	165,878		165,878
Federal Home Loan Bank stock, at cost	3,363		3,363
Federal Reserve Bank stock, at cost	689		689
Loans, net	156,019		161,219
Accrued interest receivable	1,340		1,340
Cash surrender value of life insurance	7,923		7,923

Financial liabilities
Deposits	$283,249		$279,672
Advances from FHLB and other borrowings	59,500		65,748
Securities sold under agreement to repurchase	5,268		5,268
Floating rate junior subordinated deferrable interest debentures	12,372		12,372
Accrued interest payable	1,028		1,028

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(17,791)	$	(--)

13.           Fair Value of Financial Instruments (continued)

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2010 (in thousands):

	December 31, 2010
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$24,865		$24,865
Securities available for sale	148,469		148,469
Federal Home Loan Bank stock, at cost	3,526		3,526
Federal Reserve Bank stock, at cost	832		832
Loans, net	198,896		198,279
Accrued interest receivable	1,575		1,575
Cash surrender value of life insurance	8,623		8,623

Financial liabilities
Deposits	$313,128		$299,950
Advances from FHLB and other borrowings	59,500		61,357
Securities sold under agreement to repurchase	10,028		10,027
Floating rate junior subordinated deferrable interest debentures	12,372		12,372
Accrued interest payable	663		663

Off-balance-sheet assets (liabilities)
Commitments to extend credit	$(29,575)	$	(--)

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

13.           Fair Value of Financial Instruments (continued)

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

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. The Corporation performs its allowance for loan and lease losses calculation on a quarterly basis, which also includes an evaluation of all non-performing loans for further impairment even if a new appraisal is not obtained on a quarterly basis. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Corporation records the impaired loans as nonrecurring Level 3. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying impaired loans as Level 3. Consistent with the regulator’s appraisal guidance dated December 10, 2010, the Corporation has adopted a loan reappraisal policy.  The regulatory guidance states that a bank should establish criteria for assessing whether an existing appraisal or evaluation continues to reflect the market value of the property.  Generally, impaired loans will be evaluated using an existing appraisal if the valuation has been established within the previous twelve months. However, market conditions may dictate an updated appraisal for a lesser timeframe. Factors include deterioration in the credit since origination or changes in market conditions. Changes in market conditions could include material changes in current and projected vacancy, absorption rates, lease terms, rental rates, and sale prices, including concessions and overruns and delays in construction costs.  Fluctuations in discount or direct capitalization rates also are indicators of changing market conditions. In assessing whether changes in market conditions are material, a bank should consider the individual and aggregate effect of these changes on its collateral protection and the risk in its real estate lending program or credit portfolios.

Real Estate Acquired Through Foreclosure

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying these assets as Level 3.

13.           Fair Value of Financial Instruments (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets recorded at fair value on a recurring basis by level within the hierarchy as of December 31, 2011 and December 31, 2010 (in thousands).

	2011	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$1	$1	$--	$--
Government Sponsored Enterprises	87,538	87,538	--	--
Trust Preferred securities	4,205	--	2,750	1,455
Total investment securities	91,744	87,539	2,750	1,455
Mortgage-backed and related securities	74,134	--	74,134	--
Total	$165,878	$87,539	$76,884	$1,455

	2010	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Agency obligations	$2	$2	$--	$--
Government Sponsored Enterprises	54,772	54,772	--	--
Trust Preferred securities	4,548	--	2,614	1,934
Total investment securities	59,322	54,774	2,614	1,934
Mortgage-backed and related securities	89,147	--	89,147	--
Total	$148,469	$54,774	$91,761	$1,934

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Investment Securities Available-for-Sale
Beginning balance at December 31, 2010	$1,934,000
Transfers in of Level 3	--
Total gains/losses included in:
Net loss	(314,000)
Other comprehensive income	302,000
Purchases, sales, issuances and settlements, net	(467,000)
Ending balance at December 31, 2011	$1,455,000

13.           Fair Value of Financial Instruments (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2011 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Non performing loans	$16,367,000	$--	$--	$16,367,000
Other real estate owned	8,398,000	--	--	8,398,000
Total assets at fair value	$24,765,000	$--	$--	$24,765,000

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010 are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Non performing loans	$17,038,000	$--	$--	$17,038,000
Other real estate owned	10,618,000	--	--	10,618,000
Total assets at fair value	$27,656,000	$--	$--	$27,656,000

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

15.           Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans through foreclosure is summarized as follows:

	Years Ended December 31,
	2011	2010

Balance at beginning of period	$10,618	$5,917
Foreclosures added during the period	3,251	9,271
Sales of Foreclosed property, net of improvements	(4,133)	(2,739)
Provision charged as a write-down	(1,338)	(1,831)
Balance at the end of period	$8,398	$10,618

Net real estate operations expense was $1,711,000 and $2,683,000  for the years ended December 31, 2011 and 2010, respectively.

16.           Supplemental Cash Flow Disclosures

	Years Ended December 31,
	2011	2010
Cash paid for:
Income taxes	$--	$--
Interest	5,118	8,129
Non-cash transactions:
Loans foreclosed	3,251	9,271
Unrealized gain (loss) on securities available for sale	(595)	(4,273)

17.           Commitments and Contingencies

Lease commitments - The Corporation leases certain Bank facilities under rental agreements that have expiration dates between 2018 and 2025. Future minimum rental payments due under these leases are as follows:

Years Ended
2012	$469,464
2013	469,464
2014	469,464
2015	469,464
2016	469,464
Thereafter	1,431,264

Total rent expense for the years ended December 31, 2011 and 2010 was $469,464 and $463,131, respectively.

Lines of credit - At December 31, 2011, the Corporation had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $17.8 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Corporation makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Piedmont region of South Carolina and North Carolina.  The Corporation’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.  Management has identified a concentration of a type of lending that it is monitoring.  Commercial non-mortgage loans totaled $12.9 million at December 31, 2011 representing 103.8% of total equity and 8.3% of loans receivable.  At December 31, 2010, this concentration totaled $22.2 million representing 216.5% of total equity and 11.2% of net loans receivable. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and are generally secured by a variety of collateral types, primarily accounts receivable, inventory and equipment.

17.           Commitments and Contingencies (continued)

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that the Corporation has a concentration of loans that exceed one of the regulatory guidelines for loan-to-value ratios.  This particular guideline states that the total amount by which commercial, agricultural, and multifamily and other non-residential properties exceed the regulatory maximum loan-to-value ratio limits should not exceed 30% of a bank’s total risk-based capital.  The excess over regulatory guidelines for these types of loans totaled $12.2 million at December 31, 2011 representing 45.0% of the Bank’s total risk-based capital.

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

18.           Stock Option Plans

At December 31, 2011, the Corporation had the following stock options outstanding.

Grant Date	Shares Granted	Average Exercise Price Per Share	Average Intrinsic Value(1)	Expiration Date	Earliest Date Exercisable

January, 2002	13,073	$10.36	$–	January 2012	January, 2002
April, 2002	750	13.00	–	April, 2012	April, 2002
December, 2003	37,500	16.75	–	December, 2013	December, 2003
January, 2005	1,000	16.60	–	January, 2015	January, 2005
March, 2005	18,000	17.26	–	March, 2015	March, 2005
Total shares granted	70,323		$–

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.  This amount changes based on changes in the market value of the Corporation’s stock.

At December 31, 2011, the Corporation had the following options exercisable:

Fiscal Year	Range of exercise price	Weighted Average Remaining Contractual Life	Number Options Exercisable	Average Exercise Price

2002	$10.36-13.00	.1 years	13,823	$10.50
2003	16.75	2 years	37,500	16.75
2005	16.60-17.26	3.2 years	19,000	17.23
	$10.36-$17.26		70,323	15.65

Options for the two previous fiscal years that were forfeited as follows:

	Stock options	Weighted average forfeited

Outstanding at December 31, 2009	90,863	$14.44
Granted	–	–
Forfeited	(4,200)	11.96
Exercised	–	–
Outstanding at December 31, 2010	86,663	$14.50
Granted
Forfeited	(16,340)	9.56
Exercised	–	–
Outstanding at December 31, 2011	70,323	$15.65

The intrinsic value of options exercised for the years ended December 31, 2011 and 2010 was $0 for both years.

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

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. However, so long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized. At December 31, 2011, the Bank did not meet the higher capital requirements required by the consent order and is evaluating alternatives to increase capital.  The Bank’s capital category as of December 31, 2011, is determined solely for the purpose of applying the PCA restrictions, and the Bank’s capital category as of December 31, 2011, may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

					Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$16,327	4.28%	$15,271	4.00%	$	n/a	n/a	%
Bank	24,537	6.43	15,256	4.00		30,511	8.00
Tier 1 capital ratio
Corporation	16,327	7.86	8,307	4.00		n/a	n/a
Bank	24,537	11.83	8,293	4.00		n/a	n/a	(1)
Total risk-based capital ratio
Corporation	26,657	12.84	16,615	8.00		n/a	n/a
Bank	27,153	13.10	16,583	8.00		24,879	12.00

December 31, 2010
Leverage ratio
Corporation	$16,343	3.87%	$16,902	4.00%	$	n/a	n/a	%
Bank	23,954	5.67	16,890	4.00		33,780	8.00
Tier 1 capital ratio
Corporation	16,343	6.67	9,799	4.00		n/a	n/a
Bank	23,954	9.75	9,827	4.00		n/a	n/a	(1)
Total risk-based capital ratio
Corporation	27,030	11.03	19,598	8.00		n/a	n/a
Bank	26,990	10.99	19,655	8.00		29,482	12.00

(1) Minimum capital amounts and ratios presented as of December 31, 2010 and 2011, are the amounts to be well-capitalized under the various regulatory capital requirements administered by the federal banking agencies.  On December 21, 2010, the Bank became subject to a regulatory Consent Order with the OCC.  Minimum capital amounts and ratios presented for the Bank as of December 31, 2011, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.  Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the OCC.

The ability of the Corporation to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  The dividends that may be paid by the Bank to the Corporation are subject to legal limitations and regulatory capital requirements.  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.  Further, the Corporation cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock for the dividend period ending during the calendar quarter have been declared and the Corporation has not failed to pay a dividend in the full amount of the Preferred Stock with respect to the period in which such dividend payment in respect of its common stock would occur. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on December 21, 2010, that prohibit the Bank from paying cash dividends to the Corporation.  As of December 31, 2011, no cash dividends have been declared or paid by the Bank or the Corporation.

19.           Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $3.9 million at December 31, 2011 and $5.6 million at December 31, 2010.

Consent Order and Written Agreement

Due to the Bank’s financial condition, the Office of the Comptroller of the Currency (“OCC”) required that the Bank’s Board of Directors sign a formal enforcement action (“Consent Order”) with the OCC which conveys specific actions needed to address certain findings from their examination and to address the Bank’s current financial condition.  The Bank entered into a Consent Order with the OCC on December 21, 2010, which contains a list of strict requirements ranging from a capital directive, which requires it to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to revising the Bank’s loan policy to create a commercial real estate concentration management program.

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

19.           Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

In order to comply with the Consent Order, the Bank must:

•
Revise its loan policy, and create a commercial real estate concentration management program.  The Bank must also established a new loan review program to ensure the timely and independent identification of problem loans and  modify  its existing program for the maintenance of an adequate allowance for loan and lease losses;

•
Take immediate and continuing action to protect the Bank’s interest in certain assets identified by the OCC or any other bank examiner and develop a criticized assets report covering the entire credit relationship with respect to such assets;

•	Implement and adhere to a program for the maintenance of an adequate ALLL that is consistent with OCC requirements;

•	ensure that the Bank has competent management in place on a full-time basis to carry out the board’s policies and operate the Bank in a safe and sound manner.

On March 19, 2011, the Bank’s board submitted a written strategic plan and capital plan to the OCC covering a three-year period which included an action plan for increasing the Bank’s capital ratios to the minimums set forth in the order.  The order also required the Bank to achieve and maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 at least equal to 8% of adjusted total assets by April 21, 2011.  The Bank has been working on efforts to achieve the capital levels imposed under the Consent Order.

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

Liquidity

The Corporation and the Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately.   A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs.  Although a number of these sources have been limited or are no longer available following execution of the Consent Order with the OCC, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2012 and believes that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.  However, it is unclear at this point what impact, if any, the limitations on interest rates included in the Consent Order will have on the Corporation’s continued ability to maintain adequate liquidity. (See Note 6- Deposits, Note 17 – Lines of Credit, and Note 7 – FHLB Advances for complete description of funding sources and limitations.)

Management has taken a number of actions to increase its short-term liquidity position to meet the Corporation’s projected liquidity needs during this timeframe, with liquid, unpledged cash and investments of $95.5 million as of December 31, 2011.  In addition, management believes that if it can complete a successful capital raise, a number of the funding sources which were limited following the Consent Order will again become available to the Bank to meet its funding needs.

Management is diligently continuing to work with its financial and professional advisors to seek qualified sources of outside capital as well as to evaluate opportunities to further reduce the size of the Bank’s balance sheet by selling assets. Management believes that its current strategy to raise additional capital and dispose of assets to deleverage will allow it to raise its capital ratios to the minimums set forth in the Consent Order with the OCC.  As part of the capital plans submitted to the OCC, the Corporation and the Bank are pursuing a number of strategic options, including a combination of capital raises and the sale of certain of the Bank’s assets to improve the Bank’s capital position.   In addition, since December 31, 2009, the size of the Corporation’s balance sheet has decreased, primarily due to a reduction of loans of approximately $95.9 million.  Such reduction resulted primarily from loan payoffs.  There can be no assurances as to when or whether the negotiation of a sale of any assets will be successful. See regulatory capital tables for specific details regarding the amounts of additional capital needed to satisfy the minimum capital requirements in the Consent Order.

19.           Liquidation Account, Dividend Restrictions and Regulatory Matters (continued)

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

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have continued to severely impact the Bank throughout 2011.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers' cash flow and ability to repay their outstanding loans to the Bank.  The Bank’s level of nonperforming assets were $16.8 million as of December 31, 2011 compared to $18.8 million as of December 31, 2010, related primarily to deterioration in the credit quality of its loans collateralized by real estate. Accordingly, the Company has recorded provision for loan losses of $990,000 and $9.1 million, respectively, for the years ended December 31, 2011 and 2010, and, consequently incurred losses each year.

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

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Corporation on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

21.           Provident Community Bancshares, Inc. Financial Information
                (Parent Corporation Only)

Condensed financial information for Provident Community Bancshares is presented as follows (in thousands):

	As of December 31,
Condensed Balance Sheets	2011	2010
Assets:
Cash and due from banks	$178	$293
Investment in subsidiary	24,966	22,230
Other	378	375
Total assets	$25,521	$22,898

Liabilities and Shareholders’ Equity:
Accrued interest payable	$680	$257
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Shareholders’ equity	12,470	10,269
Total liabilities and shareholders’ equity	$25,522	$22,898

	Years Ended December 31,
	2011	2010
Condensed Statements of Income (Loss)
Equity in undistributed earnings (losses) of subsidiary	$345	$(13,529)
Interest expense	(423)	(479)
Income tax credits	--	273
Other expense, net	(112)	(79)
Net loss	$(190)	$(13,814)

Condensed Statements of Cash Flows
Operating Activities:
Net loss	$(190)	$(13,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed earnings (losses) of subsidiary	(345)	13,529
(Decrease) increase in other assets and liabilities, net	420	172
Net cash used in operating activities	(115)	(113)
Investing Activities:
Capital contribution to subsidiary	--	(1,000)
Net cash used in investing activities	--	(1,000)
Financing Activities:
Preferred stock dividends paid	--	(232)
Net cash used by financing activities	--	(232)
Net decrease in cash and due from banks	(115)	(1,345)
Cash and due from banks at beginning of period	293	1,638
Cash and due from banks at end of period	$178	$293

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of Provident Community Bancshares.  The day-to-day management duties of the executive officers of Provident Community Bancshares and the Bank relate primarily to their duties as to the Bank.  The executive officers of Provident Community Bancshares currently are as follows:

Name	Age(1)	Position as of December 31, 2011

Dwight V. Neese	61	President, Chief Executive Officer and Director
Richard H. Flake	63	Executive Vice President – Chief Financial Officer
Lud W. Vaughn	61	Executive Vice President – Chief Operating Officer

(1)	At December 31, 2011.

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

(d)            Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2011.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	70,223	$15.65	140,933
Equity compensation plans not approved by security holders	—	—	—
Total	70,223	$15.65	140,933

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
Form 10-K for the year ended December 31, 2008, as filed on March 26, 2009
10(p)	Consent Order issued by the Comptroller of the Currency	Form 8-K as filed on December 23, 2010
10(q)	Stipulation and Consent to the Issuance of a Consent Order, dated December 21, 2010, between the Comptroller of the Currency and Provident Community Bank	Form 8-K as filed on December 23, 2010
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
99(a)	Principal Executive Officer Certification Regarding TARP
99(b)	Principal Financial Officer Certification Regarding TARP
101	Interactive Data File

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.

Date:	March 29, 2012	By:	/s/ Dwight V. Neese
Dwight V. Neese
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwight V. Neese	By:	/s/ Russell H. Smart
	Dwight V. Neese		Russell H. Smart
	(Principal Executive Officer)		Director

Date:	March 29, 2012	Date:	March 29, 2012

By:	/s/ Richard H. Flake	By:	/s/ Philip C. Wilkins
	Richard H. Flake		Philip C. Wilkins
	(Principal Financial and		Director
Accounting Officer)

Date:	March 29, 2012	Date:	March 29, 2012

By:	/s/ Robert H. Breakfield
Robert H. Breakfield
Director

Date:	March 29, 2012

By:	/s/ William M. Graham
William M. Graham
Director

Date:	March 29, 2012

By:	/s/ Carl L. Mason
Carl L. Mason
Director

Date:	March 29, 2012