Form 10-Q
period 2012-03-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2012-05-11
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐    No ☒

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of May 1, 2012.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

INDEX

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$5,598	$4,900
Interest earning balances with the Federal Reserve	3,301	4,241
Federal funds sold	23,635	14,752
Cash and cash equivalents	32,534	23,893

Investment and mortgage-backed securities-available for sale	164,519	165,878

Loans, net of unearned fees	150,668	160,568
Allowance for loan losses (ALL)	(4,824)	(4,549)
Loans, net of ALL	145,844	156,019

Real estate acquired through foreclosure	10,161	8,398
Office properties and equipment, net	4,708	4,787
Federal Home Loan Bank stock, at cost	3,363	3,363
Federal Reserve Bank stock, at cost	689	689
Accrued interest receivable	1,159	1,340
Cash surrender value of life insurance	7,993	7,923
Other assets	4,426	4,355
TOTAL ASSETS	$375,396	$376,645

LIABILITIES

Demand and savings deposits	$166,473	$158,372
Time deposits	120,823	124,877
Total deposits	287,296	283,249
Advances from the Federal Home Loan Bank	54,500	59,500
Securities sold under agreements to repurchase	5,770	5,268
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	1,074	1,028
Other liabilities	2,598	2,758
TOTAL LIABILITIES	363,610	364,175

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500, 000 shares
issued and outstanding - 9,266 shares
at March 31, 2012 and December 31, 2011	9,256	9,255
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued-2,192,958 and outstanding-1,790,599 shares at March 31, 2012
and December 31, 2011, respectively	20	20
Common stock warrant	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(987)	(387)
Retained deficit, substantially restricted	(3,147)	(3,062)
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	11,786	12,470

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$375,396	$376,645

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended March 31, 2012 and 2011 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$1,976	$2,444
Deposits and federal funds sold	3	10
Interest and dividends on mortgage-backed securities	429	632
Interest and dividends on investment securities	598	516
Total interest income	3,006	3,602

Interest Expense:
Deposit accounts	378	880
Floating rate junior subordinated deferrable interest debentures	71	118
Advances from the FHLB and other borrowings	606	619
Total interest expense	1,055	1,617

Net Interest Income	1,951	1,985
Provision for loan losses	435	--
Net interest income after
provision for loan losses	1,516	1,985

Non-Interest Income:
Fees for financial services	612	635
Other fees, net	5	11
Net gain (loss) on sale of investments	239	(4)
Total non-interest income	856	642

Non-Interest Expense:
Compensation and employee benefits	1,089	1,063
Occupancy and equipment	606	631
Deposit insurance premiums	183	178
Professional services	163	136
Advertising and public relations	11	11
OREO and loan operations	141	164
Items processing	68	76
Telephone	36	41
Other	159	205
Total non-interest expense	2,456	2,505

Net (loss) income before income taxes	(84)	122
Expense for income taxes	--	11
Net (loss) income	(84)	111
Accretion of preferred stock to redemption value and preferred dividends accrued	118	117
Net loss to common shareholders	$(202)	$(6)

Net loss per common share (basic)	$(0.11)	$0.00

Net loss per common share (diluted)	$(0.11)	$0.00

Weighted average number of common shares outstanding

Basic	1,790,599	1,790,599

Diluted	1,790,599	1,790,599

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2012 and 2011 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Net (loss) income	$(84)	$111

Other comprehensive loss, net of tax:
unrealized holding losses on securities available for sale
arising during period	(452)	(788)

Less reclassification adjustment for gains in net income	(148)	(2)

Comprehensive loss	$(684)	$(679)

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net (loss) income	$(84)	$111
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Provision for loan losses	435	--
Amortization of securities	259	233
Depreciation expense	90	100
Recognition of deferred income, net of costs	(88)	(29)
Deferral of fee income, net of costs	88	40
(Gain) loss on investment transactions	(239)	4
Gain on OREO sales	--	(15)
OREO impairment	120	166
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	181	301
Increase in cash surrender value of life insurance	(70)	(90)
(Increase) decrease in other assets	252	114
Decrease in other liabilities	(160)	(338)
Increase in accrued interest payable	46	82

Net cash (used) provided by operating activities	830	679

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(59,305)	(14,488)
Proceeds from sale of investment and mortgage-
backed securities:
Available for sale	11,994	16,268
Proceeds from maturity of investment and mortgage-
backed securities:
Available for sale	43,436	1
Principal repayments on mortgage-backed securities:
Available for sale	4,291	3,339
Net decrease in loans	7,736	10,883
Proceeds from sales of foreclosed assets, net of costs and improvements	121	1,896
Purchase of office properties and equipment	(11)	(3)

Net cash provided by investing activities	8,262	17,896

FINANCING ACTIVITIES:

Decrease in other borrowings	(4,498)	(2,721)
Increase (decrease) in deposit accounts	4,047	(4,799)

Net cash used by financing activities	(451)	(7,520)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	8,641	11,055

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	23,893	24,865

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$32,534	$35,920

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$--	$--
Interest	1,009	1,535

Non-cash transactions:
Loans foreclosed	$2,004	$479
Unrealized loss on securities available for sale, net of income tax	(600)	(786)
See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2012 and 2011 (Unaudited)

							Retained	Accumulated
						Additional	Earnings,	Other		Total
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Treasury Stock	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	at Cost	Equity
	(Dollars in Thousands, Except Share Data)
BALANCE AT DECEMBER 31, 2010	9,266	$9,250	1,790,599	$20	$25	$12,919	$(2,867)	$(2,778)	$(6,300)	$10,269

Net income							111			111

Other comprehensive loss, net of tax of $276 on unrealized holding losses on securities available for sale arising during period								(788)		(788)

Less reclassification adjustment for gains in net income								(2)		(2)

Accretion of Preferred Stock to redemption value		1					(1)			--

BALANCE AT MARCH 31, 2011	9,266	$9,251	1,790,599	$20	$25	$12,919	$(2,757)	$(3,568)	$(6,300)	$9,590

BALANCE AT DECEMBER 31, 2011	9,266	$9,255	1,790,599	$20	$25	$12,919	$(3,062)	$(387)	$(6,300)	$12,470

Net loss							(84)			(84)

Other comprehensive loss, net of tax of $158 on unrealized holding losses on securities available for sale arising during period								(452)		(452)

Less reclassification adjustment for gains in net income								(148)		(148)

Accretion of Preferred Stock to redemption value		1					(1)			--

BALANCE AT MARCH 31, 2012	9,266	$9,256	1,790,599	$20	$25	$12,919	$(3,147)	$(987)	$(6,300)	$11,786

See notes to consolidated financial statements

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) and Provident Community Bank, N.A. (the “Bank”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. This quarterly report should be read in conjunction with the Corporation’s annual report on Form 10-K for the year ended December 31, 2011. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Corporation beginning January 1, 2012 and did not have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Corporation beginning January 1, 2012 and are  reflected in Note 7.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments were applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2.  Loss Per Common Share
Basic loss per common share amounts for the three months ended March 31, 2012 and 2011 were computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts for the dilutive effect of outstanding common stock options  and warrants during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted loss per share calculation for the three months ended March 31, 2012 and 2011 as all outstanding options and warrants had a higher average exercise price than the average market price and were therefore anti-dilutive. Anti-dilutive common stock equivalents that were excluded in the diluted loss per common share calculation for the three months ended March 31, 2012 and 2011 were 236,130 and 265,543, respectively.

3.  Assets Pledged

Approximately $83.0 million and $85.1 million of debt securities at March 31, 2012 and December 31, 2011, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank (the “FHLB”) advances commercial and residential real estate mortgage loans under a collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the FHLB that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.  Loans, net

Loans receivable consisted of the following (dollars in thousands):

	March 31,	December 31,
	2012	2011

Mortgage loans:
Fixed-rate residential	$7,610	$8,063
Adjustable-rate residential	3,876	3,967
Commercial real estate	91,477	97,547
Construction	--	308
Total mortgage loans	102,963	109,885
Commercial non-real estate	11,469	12,939
Consumer loans:
Home equity	14,217	14,590
Consumer and installment	21,794	22,939
Consumer lines of credit	289	300
Total consumer loans	36,300	37,829
Total loans	150,732	160,653
Less:
Unamortized loan discount	(222)	(231)
Allowance for loan losses	(4,824)	(4,549)
Net deferred loan origination costs	158	146
Total, net	$145,844	$156,019
Weighted-average interest rate of loans	5.13%	5.08%

Information about impaired loans for the periods ended March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31,	December 31,
	2012	2011

Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10/Statement No. 114	$1,639	$1,923
Other impaired loans	28,437	25,550
Total impaired loans	$30,076	$27,473
Average monthly balance of impaired loans	$33,669	$29,916
Specific allowance for credit losses	$453	$439

Impaired Loans
For the Periods Ended March 31, 2012 and December 31, 2011
(in thousands)

	Unpaid			Average
	Principal	Recorded	Related	Recorded
March 31, 2012	Balance	Investment	Allowance	Investment

With no related allowance recorded:

Commercial
Commercial Real Estate	$21,255	$18,010	$--	$19,633
Commercial Non Real Estate	3,111	2,782	--	2,946

Consumer
Consumer – other	5,653	4,908	--	5,281
Consumer – home equity	510	487	--	498

Residential Real Estate
1-4 family	2,335	2,250	--	2,293

With an allowance recorded:

Commercial
Commercial Real Estate	$1,564	$1,402	$380	$1,483

Consumer
Consumer – other	237	237	73	237

Residential Real Estate
1-4 family	--	--	--	--

Total:	$34,665	$30,076	$453	$32,371
Commercial	25,930	22,194	380	24,062
Consumer	6,400	5,632	73	6,016
Residential	2,335	2,250	--	2,293

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment

With no related allowance recorded:

Commercial
Commercial Real Estate	$22,454	$16,949	$--	$19,702
Commercial Non Real Estate	2,376	2,075	--	2,225

Consumer
Consumer - other	5,135	4,203	--	4,669
Consumer - home equity	511	491	--	501

Residential Real Estate
1-4 Family	1,891	1,832	--	1,862

With a related allowance recorded:

Commercial
Commercial Real Estate	$1,564	$1,403	$306	$1,483
Commercial Non Real Estate	282	281	60	282

Consumer
Consumer - other	239	239	73	239

Total:	$34,452	$27,473	$439	$30,963
Commercial	26,676	20,708	366	23,692
Consumer	5,885	4,933	73	5,409
Residential	1,891	1,832	--	1,862

At March 31, 2012 and December 31, 2011, loans which are accounted for on a non-accrual basis:

Loans Receivable on Non-accrual Status
As of March 31, 2012 and December 31, 2011
(in thousands)

	March 31,	December 31,
	2012	2011

Commercial
Commercial real estate	$10,297	$11,338
Commercial non real estate	1,552	1,340

Consumer
Consumer – other	2,245	2,536
Consumer – automobile	55	65
Consumer – home equity	346	307

Residential Real Estate
1-4 family	1,431	1,220
Total	$15,928	$16,806

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)

The following tables present the activity in the allowance for loan losses by portfolio segment as of March 31, 2012 and March 31, 2011.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

March 31, 2012

Allowance for loan losses:

Beginning balance	$1,887	$1,920	$484	$258	$4,549
Charge-offs	(3)	(88)	(98)	--	(189)
Recoveries	1	26	2	--	29
Provisions	185	188	54	8	435
Ending balance	$2,070	$2,046	$442	$266	$4,824

March 31, 2011

Allowance for loan losses:

Beginning balance	$2,166	$4,602	$335	$276	$7,379
Charge-offs	(167)	(279)	(133)	--	(579)
Recoveries	31	53	4	61	149
Provisions	--	--	--	--	--
Ending balance	$2,030	$4,376	$206	$337	$6,949

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:

March 31, 2012

Ending balances attributable to loans:
Individually evaluated for impairment	$--	$380	$73	$--	$453

Collectively evaluated for impairment	2,070	1,666	369	266	4,371

Ending balance	$2,070	$2,046	$442	$266	$4,824

Loans receivable:

Ending balance - total	$11,469	$91,477	$36,300	$11,486	$150,732

Ending balances:
Individually evaluated for impairment	$2,782	$19,412	$5,632	$2,250	$30,076

Collectively evaluated for impairment	$8,687	$72,065	$30,668	$9,236	$120,656

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:

December 31, 2011

Ending balances attributable to loans:
Individually evaluated for impairment	$60	$306	$73	$--	$439

Collectively evaluated for impairment	1,827	1,614	411	258	4,110

Ending balance	$1,887	$1,920	$484	$258	$4,549

Loans receivable:
Ending balance - total	$12,939	$97,547	$37,829	$12,338	$160,653

Ending balances:
Individually evaluated for impairment	$2,356	$18,352	$4,933	$1,832	$27,473

Collectively evaluated for impairment	$10,583	$79,195	$32,896	$10,506	$133,180

Credit Quality Indicators
As of March 31, 2012 and December 31, 2011
(in thousands)

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

Commercial Credit Exposure (1)
Credit Risk Profile by Creditworthiness Category

	Commercial Non Real Estate		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
Grade 1 Minimal Risk	$58	$52	$--	$--
Grade 2 Low Risk	--	223	--	--
Grade 3 Moderate Risk	565	363	8,503	9,242
Grade 4 Acceptable Risk	5,550	6,458	36,295	39,168
Grade 5 Watch	942	1,778	19,794	21,263
Grade 6 Special Mention	1,572	1,933	8,195	9,890
Grade 7 Substandard	2,782	1,926	17,440	17,984
Grade 8 Doubtful	--	206	1,250	--
Total	$11,469	$12,939	$91,477	$97,547

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

Consumer Credit Exposure (1)
Credit Risk Profile by Internally Assigned Grade

	Residential		Consumer
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
Grade:
Pass	$9,419	$10,833	$31,409	$33,307
Special mention	349	243	1,176	480
Substandard	1,718	1,262	3,715	4,042
Total	$11,486	$12,338	$36,300	$37,829

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Exposure (1)
Credit Risk Profile Based on Payment Activity

				Consumer			Residential real estate
	Other		Automobile		Home equity		1-4 family
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011

Performing	$18,967	$19,760	$816	$878	$13,869	$14,282	$10,055	$11,118
Nonperforming	2,245	2,536	55	65	348	308	1,431	1,220
Total	$21,212	$22,296	$871	$943	$14,217	$14,590	$11,486	$12,338

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Loans graded one through five are considered “pass” credits.  As of March 31, 2012, approximately 75% of the loan portfolio were considered pass credits.  For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of six are not considered classified; however they are categorized as a special mention or watch list credit. This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2012, we had loans totaling $11.3 million rated as Special Mention.

Loans graded seven or greater are considered classified credits. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. The loan has well-defined weaknesses that jeopardize the liquidation value and has the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of Substandard but have additional factors that make collection or liquidation in full highly questionable and improbable. At March 31, 2012, classified loans totaled $26.9 million, with all but one loan being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

The following are past due loans for the Corporation’s loans receivable for the periods ended March 31, 2012 and December 31, 2011(in thousands).

			Greater		90 days
	30 – 59 Days	60 – 89 Days	Than	Total Past	Past Due		Total Loans
	Past Due	Past Due	90 Days	Due	& Still Accruing	Current	Receivable

March 31, 2012

Commercial:
Commercial non real estate	$--	$394	$1,051	$1,445	$109	$9,915	$11,469
Commercial real estate	938	1,228	6,655	8,821	--	82,656	91,477
Consumer:
Consumer – other	705	38	1,482	2,225	--	18,987	21,212
Consumer – automobile	25	9	--	34	--	837	871
Consumer – home equity	159	--	154	313	--	13,904	14,217
Residential 1-4 family	463	--	512	975	--	10,511	11,486
Total	$2,290	$1,669	$9,963	$13,813	$109	$136,810	$150,732

December 31, 2011

Commercial:
Commercial non real estate	$485	$139	$996	$1,237	$383	$11,319	$12,939
Commercial real estate	714	472	8,046	9,232	--	88,315	97,547
Consumer:
Consumer – other	422	69	2,052	2,543	--	19,753	22,296
Consumer – automobile	69	--	--	69	--	874	943
Consumer – home equity	408	47	182	578	59	13,953	14,590
Residential 1-4 family	482	--	675	1,157	--	11,181	12,338
Total	$2,580	$727	$11,951	$14,816	$442	$145,395	$160,653

Troubled Debt Restructurings

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Corporation identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as  impaired. At March 31, 2012, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $1,264,000, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $143,000. The following are loan modifications for the Corporation’s loans receivable for the three month period ended March 31, 2012.

	Three Months Ended March 31, 2012
		Pre	Post
		Modification	Modification
	Number	Outstanding	Outstanding
Troubled Debt Restructurings	of New	Recorded	Recorded
Added during current period	Contracts	Investment	Investment
	(in thousands)
Commercial:
Commercial non real estate	2	$93	$93
Commercial real estate	1	238	238
Consumer:
Consumer – other	8	1,170	1,170
Residential 1-4 family	1	1	1
Total	12	$1,502	$1,502

Three Months Ended March 31, 2012
Post
Modification
	Number	Outstanding	Defaulted
Troubled Debt Restructurings	of New	Recorded	Recorded
Defaulted during the period	Contracts	Investment	Investment
Added since March 31, 2011	(in thousands)

Commercial:
Commercial non real estate	--	$--	$--
Commercial real estate	--	--	--
Consumer:
Consumer – other	--	--	--
Total	--	$--	$--

During the three months ended March 31, 2012, the Corporation modified 12 loans that were considered to be troubled debt restructurings. We extended the terms for 4 of these loans and  the interest rate was lowered for 4 of these loans. During the three months ended March 31, 2012, 27 loans that had previously been restructured, 3 of which went into default in the quarter  and 13 of which went into default during the previous 12 months.

5. Contingencies and loan commitments

In the ordinary course of business, the Corporation enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2012 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$2,584,000
Unused portions of loans and credit lines	16,219,000
Total loan commitments	$18,803,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Total loan commitments outstanding at March 31, 2012 consisted of fixed and adjustable rate loans at rates ranging from 4.5% to 6.5%.

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at				Distribution
	March 31,				Payment
Name	2012	2011	Rate	Maturity	Frequency

Provident Community Bancshares Capital Trust I	$4,000,000	$4,000,000	2.32%	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.23%	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

The above debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment.

The Corporation exercised its right on July 22, 2010 to defer the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest at a current rate of 2.32% for the $4.0 million of trust preferred securities issued in July 2006 and at a current rate of 2.23% for the $8.0 million of trust preferred securities issued in December 2006. Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Corporation will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

7. Fair Value of Financial Instruments

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted FASB 157 (ASC 820-10-15), Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. This standard requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment  securities) or on a nonrecurring basis (for example, impaired loans).

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

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. The Corporation performs its allowance for loan and lease losses calculation on a quarterly basis, which also includes an evaluation of all non-performing loans for further impairment even if a new appraisal is not obtained on a quarterly basis. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loans as nonrecurring Level 3. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying impaired loans as Level 3. Consistent with the regulator’s appraisal guidance dated December 10, 2010, the Corporation has adopted a loan reappraisal policy.  The regulatory guidance states that a bank should establish criteria for assessing whether an existing appraisal or evaluation continues to reflect the market value of the property.  Generally, impaired loans will be evaluated using an existing appraisal if the valuation has been established within the previous twelve months. However, market conditions may dictate an updated appraisal for a lesser timeframe. Factors include deterioration in the credit since origination or changes in market conditions. Changes in market conditions could include material changes in current and projected vacancy, absorption rates, lease terms, rental rates, and sale prices, including concessions and overruns and delays in construction costs.  Fluctuations in discount or direct capitalization rates also are indicators of changing market conditions. In assessing whether changes in market conditions are material, the bank  considers the individual and aggregate effect of these changes on its collateral protection and the risk in its real estate lending program or credit portfolios.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets recorded at fair value on a recurring basis by level within the hierarchy as of March 31, 2012 and December 31, 2011 (in thousands).

		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
Government Sponsored Enterprises	$89,739	$89,739	$--	$--
Trust Preferred Securities	4,247	--	2,726	1,521
Total Investment Securities	93,986	89,739	2,726	1,521
Mortgage-Backed and Related Securities	70,533	--	70,533	--
Total	$164,519	$89,739	$73,259	$1,521

		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
U.S. Agency Obligations	$1	$1	$--	$--
Government Sponsored Enterprises	87,538	87,538	--	--
Trust Preferred Securities	4,205	--	2,750	1,455
Total Investment Securities	91,744	87,539	2,750	1,455
Mortgage-Backed and Related Securities	74,134	--	74,134	--
Total	$165,878	$87,539	$76,884	$1,455

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2012 and 2011.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(in thousands)
Investment Securities
Available-for-Sale
Beginning balance at December 31, 2011	$1,455
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	63
Purchases, sales, issuances and settlements, net	3
Ending balance at March 31, 2012	$1,521

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(in thousands)
Investment Securities
Available-for-Sale
Beginning balance at December 31, 2010	$1,934
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	116
Purchases, sales, issuances and settlements, net	--
Ending balance at March 31, 2011	$2,050

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows: (in thousands)

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
	March 31, 2012	Technique	Inputs	Input Value

Non performing Loans	$15,548	Appraised Value/	Appraisals and/or sales of	n/a
		Discounted Cash Flows/	comparable properties/
		Market Value of the Note	Independent quotes

OREO	10,161	Appraised Value/	Appraisals and/or sales of	n/a
		Comparable Sales/	comparable properties/
		Other Estimates from	Independent quotes/bids
Independent Sources

Total assets at fair value	$25,709

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2011, the significant unobservable inputs used in the fair value measurements were as follows: (in thousands)

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
	December 31, 2011	Technique	Inputs	Input Value

Impaired Loans	$16,367	Appraised Value/	Appraisals and/or sales of	n/a
		Discounted Cash Flows/	comparable properties/
		Market Value of the Note	Independent quotes

OREO	8,398	Appraised Value/	Appraisals and/or sales of	n/a
		Comparable Sales/	comparable properties/
		Other Estimates from	Independent quotes/bids
Independent Sources

Total assets at fair value	$24,765

Level 3 Valuation Methodologies. Following is a description of the unobservable inputs used for Level 3 fair value measurements.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all non-accrual loans and troubled debt restructurings to be impaired. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loans as nonrecurring Level 3. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying impaired loans as Level 3. Impaired loan totals represent non-performing loans for the periods indicated.

Real Estate Acquired Through Foreclosure. Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying these assets as Level 3.

Investment Securities: Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 may include asset-backed securities in less liquid markets.

The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

Cash and federal funds sold- The carrying amounts of cash and due from banks approximate their fair value.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2012
Financial Instruments - Assets
Cash and cash equivalents	$32,534	$32,534	$32,534	$--	$--
Loans	145,844	150,146	--	--	150,146

Financial Instruments – Liabilities
Time Deposits	$120,823	$121,464	$--	$121,464	$--
Securities Sold Under Agreements to Repurchase	5,770	5,770	--	5,770	--
Subordinated debentures	12,372	12,372	--	12,372	--

December 31, 2011
Financial Instruments - Assets
Cash and cash equivalents	$23,893	$23,893	$23,893	$--	$--
Loans	156,019	161,219	--	--	161,219

Financial Instruments – Liabilities
Time Deposits	$124,877	$125,404	$--	$125,404	$--
Securities Sold Under Agreements to Repurchase	5,268	5,268	--	5,268	--
Subordinated debentures	12,372	12,372	--	12,372	--

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

Under the terms of the TARP Preferred Stock, the Corporation is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year.  Dividend payments may be deferred, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. The Corporation exercised its right on July 22, 2010 to defer the regularly scheduled quarterly distribution on its $12.4 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its TARP Preferred Stock. Total deferred dividends to date is $807,000.

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

We review each impaired loan on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on our assessment of the status of the borrower and the underlying collateral. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral less cost to sell if the loan is collateral dependent. If the resulting value of the impaired non-collateral dependent loan is less than the recorded balance, the impairment must be recognized by creating a valuation allowance for the difference and recognizing a corresponding bad debt expense. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.  The risk characteristics used to aggregate loans are collateral type, borrower’s financial condition and geographic location. Impairment of a collateral dependent loan is immediately charged-off against the allowance for loan and lease losses unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loans are charged-off generally based on pre-defined past due periods.

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

Income Taxes

Some of the more critical judgments supporting the deferred tax asset amount include judgments about the recovery of these accrued tax benefits.  Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies.   Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences projected to occur, management established a valuation allowance for the portion of the net deferred tax asset that is not recoverable through loss carry-backs.

Forward Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain “forward-looking statements” concerning the future operations, plans or strategies of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Corporation’s and the Bank’s market area and the country as a whole, real estate values in the Bank’s market area, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing and the demand for such products, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state laws and regulations. The Corporation provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2011, including in the Risk Factors section of that report, and in its other SEC reports. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets

Assets decreased $1.3 million, or 0.3%, to $375.4 million at March 31, 2012 from $376.6 million at December 31, 2011. The largest decrease in assets was the reduction in net loans, which decreased $10.2 million from December 31, 2011 to March 31, 2012, due primarily to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and more stringent underwriting standards. This decrease was offset by an increase in cash and cash equivalents, primarily due to the increase in federal funds sold. Federal funds sold at March 31, 2012 increased $8.9 million to $23.6 million from $14.8 million at December 31, 2011 as a result of funds invested with proceeds from sales and maturities of securities and loan payments. Investment securities at March 31, 2012 decreased $1.4 million, or 0.8%, to $164.5 million from $165.9 million at December 31, 2011, primarily due to a decrease in mortgage-backed securities, offset by an increase in securities of government sponsored enterprises.

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at March 31, 2012 was 2.19% compared to 2.14% at December 31, 2011.

The carrying values of the investment securities at March 31, 2012 and December 31, 2011 and percentage of each category to total investments are as follows: (dollars in thousands)

	March 31, 2012		December 31, 2011
Available for sale:	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio

Investment Securities:
U.S. Agency Obligations	$–	–%	$1	0.01%
Government Sponsored Enterprises	89,739	54.55	87,538	52.77
Trust Preferred Securities	4,247	2.58	4,205	2.53
Total Investment Securities	93,986	57.13	91,744	55.31
Mortgage-Backed Securities	70,533	42.87	74,134	44.69
Total	$164,519	100.00%	$165,878	100.00%

The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All securities were classified as available for sale at March 31, 2012.

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

The amortized cost and fair value of investment securities are summarized as follows:

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of March 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
Government Sponsored Enterprises	$90,048	$128	$(437)	$89,739
Trust Preferred Securities	6,380	–	(2,133)	4,247
Total Investment Securities	96,428	128	(2,570)	93,986
Mortgage-Backed Securities:
Fannie Mae	23,574	194	(195)	23,573
Ginnie Mae	26,928	730	(49)	27,609
Freddie Mac	18,741	258	(–)	18,999
Collateralized Mortgage Obligations	366	–	(14)	352
Total Mortgage-Backed Securities	69,609	1,182	(258)	70,533
Total Available for Sale	$166,037	$1,310	$(2,828)	$164,519

	As of December 31, 2011
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Investment Securities:
U.S. Agency Obligations	$1	$--	$--	$1
Government Sponsored
Enterprises	87,295	259	(16)	87,538
Trust Preferred Securities	6,378	--	(2,173)	4,205
Total Investment Securities	93,674	259	(2,189)	91,744
Mortgage-Backed Securities:
Fannie Mae	17,609	250	(5)	17,854
Ginnie Mae	29,854	868	(52)	30,670
Freddie Mac	24,966	305	(13)	25,258
Collateralized Mortgage Obligations	370	--	(18)	352
Total Mortgage-Backed Securities	72,799	1,423	(88)	74,134
Total Available for Sale	$166,473	$1,682	$(2,277)	$165,878

The maturities of securities at March 31, 2012 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$4,000	$3,996
Due after one year through five years	10	11
Due after five years through ten years	44,141	43,960
Due after ten years	117,886	116,552
Total Investment and Mortgage-Backed Securities	$166,037	$164,519

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Government Sponsored Enterprises	$52,654	$437	$–	$–	$52,654	$437
Trust Preferred Securities	–	–	4,247	2,133	4,247	2,133
Mortgage-Backed Securities	18,014	244	376	14	18,390	258
Total	$70,668	$681	$4,623	$2,147	$75,291	$2,828

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Government Sponsored Enterprises	$17,440	$16	$–	$–	$17,440	$16
Trust Preferred Securities	–	–	4,205	2,173	4,205	2,173
Mortgage-Backed Securities	9,617	70	377	18	9,994	88
Total	$27,057	$86	$4,582	$2,191	$31,639	$2,277

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

Cash flow analysis – A cash flow analysis following the guidance in ASC 320-10-35 is the primary evidence utilized in determining whether there is a credit-related issue with respect to the security. The basic methodology is to calculate the present value of the cash flows using a current effective yield. This calculation uses assumptions for default rates, prepayment speeds and discount rates. We have used 0% as assumed prepayment rates, default rates ranging from 1.2% to 3.6% and discount rates ranging from 100 basis points to 300 basis points. In conjunction with the process of determining  the key assumptions, the Corporation also reviews the key financial information on the underlying issuers that are the collateral for the investment securities. The result of these analyses are used to determine estimates of default rates and also to provide additional information for consideration in determining the reasonableness of assumed prepayment rates. ASC 320-10-35 is used to measure credit loss for OTTI purposes. The change in the expected cash flows is reviewed to determine if OTTI should be recorded. The result calculated for the current quarter is then compared to the previous quarter's book value to determine if the change is “adverse.” The credit component of any impairment should be the difference between the book value and the projected present value for the current quarter.

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

•  Break in Yield – This is the level of deferrals/defaults the tranche could experience before the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (not just a temporary interest shortfall but an actual loss in yield on the investment).  In other words, a break in yield occurs when the magnitude of the deferrals/defaults has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche.

•  Temporary Interest Shortfall – A temporary interest shortfall is caused by an amount of deferrals/defaults high enough such that there is insufficient cash flow available to pay current interest on the given tranche or by breaching the principal coverage test of the tranche immediately senior to the given tranche.  Principal coverage tests are set up to protect the Senior and Mezzanine Notes from credit events, providing the most credit protection to the Class A-1 Senior Notes, then to the Class A-2 Senior Notes, then to the Class B notes and so on. Cash flow is diverted from the lowest tranches first then from the successively higher tranches as necessary.

The existence of a break in yield or a temporary interest shortfall is an initial indication that OTTI may exist.

Deferral/Default Summary – The Corporation reviews current information for individual issues to determine the extent of deferrals and/or defaults, the status of any issuers in the pool, and the impact to the tranche owned by the Corporation. This report lists the issue (i.e., the pool/deal), the amount of deferrals/defaults related to the issue, the issuer that has deferred/defaulted, and the percentage of total current collateral this represents.  Additionally, the report provides the status of the amount in question (i.e. whether it is cured, purchased, in default, or deferred), the projected senior and mezzanine note status for the next payment date, the projected income note status for the next payment date and the next bond payment date. The Corporation compares the information in this report to the assumptions used in the cash flow analysis to ensure that deferral and defaults are correctly reflected in the cash flow analysis.

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

Amounts in the following table are in thousands.

Security Name	Single/ Pooled	Class Tranche	Amortized Cost	Fair Value	Unrealized Loss (Gain)	Credit Portion	Other	YTD OTTI Total	Life to Date OTTI Total
Alesco II	Pooled	B-1	$1,161	$1,011	$150	$--	$--	$--	$1,423
MM Com III	Pooled	B	531	374	157	--	--	--	68
MM Com IX	Pooled	B-1	22	45	(23)	--	--	--	977
PreTSL IV	Pooled	Mezz	152	65	87	--	--	--	--
PreTSL V	Pooled	Mezz	21	17	4	--	--	--	70
PreTSL X	Pooled	B-2	493	9	484	--	--	--	1,062
Total			$2,380	$1,521	$859	$--	$--	$--	$3,600

OTTI-Other Than Temporary Impairment

	Lowest Rating (1)	% of Current Performing	% Deferrals/ Defaults (2)	High	Low	Discount Margin (3)
Alesco II	C	82.64%	17.36%	1.20%	0.40%	4.65%
MM Com III	CC	58.89%	41.11%	1.20%	0.40%	5.05%
MM Com IX	D	49.32%	50.68%	1.20%	0.40%	4.80%
PreTSL IV	CCC	72.93%	27.07%	1.50%	0.75%	2.25%
PreTSL V	D	0.00%	100.00%	1.50%	0.75%	2.10%
PreTSL X	C	50.02%	49.98%	1.50%	0.75%	1.70%

Notes to table above:

(1)  Credit Ratings represent Moody’s and Fitch ratings (S&P does not rate this security)
(2)  The ratio represents the amount of underlying trust preferred collateral not currently making dividend payments. Fewer deferrals/defaults produce a lower ratio.
(3)  Fair market value discount margin to LIBOR

For the period ended March, 31, 2012, the Corporation did not experience a credit-related other-than-temporary impairment on the pooled trust preferred securities portfolio but we have recorded a $3.6 million loss cumulatively since 2008 in this portfolio. All of these securities are in the Corporation’s available for sale portfolio. This was charged to earnings in non-interest income as “Other-than-temporary-impairment write-down on securities”. The total securities impacted by credit-related other-than-temporary impairment have a current carrying value of $1.5 million and represent approximately 0.92% of available for sale securities. The Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. The Corporation may conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

Loans

Net loans decreased to $145.8 million at March 31, 2012 compared to $156.0 million at December 31, 2011. The decrease was due to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and more conservative underwriting standards. Consumer loans decreased $1.5 million, or 4.0%, commercial loans, primarily lines of credit, and commercial real estate loans decreased $7.5 million, or 7.3%, and residential mortgage loans decreased $852,000, or 6.9%, for the period ended March 31, 2012.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2012	December 31, 2011
Non-accruing loans which are
contractually past due 90 days or more

Residential real estate	$1,431	$1,220
Commercial	11,849	12,678
Consumer	2,648	2,908
Total non-accrual loans	15,928	16,806

Loans past due 90 days
and still accruing interest	109	442
Troubled debt restructurings (1)	9,663	8,486
Real estate acquired through
Foreclosure	10,161	8,398
Total non-performing assets	$35,861	$34,132

Non-performing loans to total loans, net	10.92%	10.77%
Non-performing assets to total assets	9.55%	9.06%
Allowance for loan losses to total
loans outstanding	3.20%	2.83%
Allowance for loan losses to
problem assets	18.77%	17.68%
Allowance for loan losses	$4,824	$4,549

(1) Not already included in non accrual loans also known as accruing troubled debt restructurings.

Loans classified as impaired generally will be non-performing loans, and the accrual of interest is discontinued at the time the loan is 90 days delinquent.  At March 31, 2012, loans totaling $109,000 were 90 days or more past due and accruing interest. At December 31, 2011, loans totaling $442,000 were 90 days or more past due and accruing interest.

Non-performing assets increased $1.7 million to $35.9 million at March 31, 2012, or 9.6% of total assets, as compared to $34.1 million or 9.1% of total assets at December 31, 2011. These loans are primarily supported by commercial real estate and are currently being carried at management’s best estimate of net realizable value, although further losses may be incurred on loans until the collateral has been acquired and liquidated or other arrangements can be made.

Interest income that would have been recorded for the three months ended March 31, 2012 had non-accruing loans been current in accordance with their original terms amounted to approximately $272,000. Interest earned on loans that were contractually past due 90 days or more at March 31, 2012 was $2,194.

Management has allocated specific reserves to its non-performing assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for non-performing loans are allocated to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of March 31, 2012. Management continues to evaluate and assess all non-performing assets on a regular basis as part of its well-established loan monitoring and review process. At March 31, 2012, criticized and classified loans, which include all non-performing loans, totaled $31.8 million, compared to $28.5 million at December 31, 2011 and $36.6 million at March 31, 2011. Impaired loans totaled $30.1 million at March 31, 2012 compared to $27.5 million at December 31, 2011. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Real estate acquired through foreclosure increased $1.8 million to $10.2 million at March 31, 2012 from $8.4 million at December 31, 2011, primarily as a result of the foreclosure of four commercial real estate properties totaling $1.7 million. OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying values of these assets are believed to be representative of their fair market value, although the ultimate proceeds from the sale of these assets may not be equal to or greater than the carrying values.

Real estate acquired in settlement of loans through foreclosure is summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011

Balance at beginning of period	$8,398	$10,618
Foreclosures added during the period	2,004	3,251
Sales of foreclosed property	(121)	(4,133)
Provision charged as a write-down	(120)	(1,338)
Balance at the end of period	$10,161	$8,398

Liabilities

Total liabilities decreased $565,000 to $363.6 million at March 31, 2012 from $364.2 million at December 31, 2011. Deposits increased $4.0 million, or 1.4%, to $287.3 million at March 31, 2012 from $283.2 million at December 31, 2011. The increase was due primarily to an increase in municipal government property tax deposits that will be reduced throughout the year based on funding needs. Security agreements to repurchase increased $502,000 to $5.8 million at March 31, 2012 from $5.3 million at December 31, 2011. Federal Home loan advances decreased $5.0 million due to the maturity of these instruments.

Deposit accounts were as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
	Rate	Balance	%	Rate	Balance	%

Account Type
NOW accounts:
Commercial non-interest-bearing	–	$21,762	7.57%	–	$19,930	7.04%
Non-commercial	0.37%	88,104	30.67%	0.42%	87,803	31.00%
Money market checking accounts	0.39%	28,081	9.77%	0.36%	23,575	8.32%
Regular savings	0.37%	28,526	9.93%	0.42%	27,064	9.55%
Total demand and savings deposits	0.32%	166,473	57.94%	0.36%	158,372	55.91%
Time deposits:
Up to 1.00%		69,654	24.25%		68,695	24.25%
1.00%-2.00%		50,940	17.73%		55,262	19.51%
2.01%- 3.00%		149	0.05%		148	0.05%
3.01%- 4.00%		47	0.02%		47	0.02%
4.01%- 5.00%		33	0.01%		725	0.26%
Total time deposits	0.77%	120,823	42.06%	0.91%	124,877	44.09%
Total deposit accounts	0.52%	$287,296	100.00%	0.60%	$283,249	100.00%

The maturities of the advances from the FHLB are as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate
Contractual Maturity:
Within one year - adjustable rate	$17,000	4.63%	$22,000	4.58%
After one but within three years - adjustable rate	–	–%	–	–%
Greater than five years - adjustable rate	37,500	3.89%	37,500	3.89%
Total advances	$54,500	4.12%	$59,500	4.14%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

Shareholders’ equity decreased $684,000, or 5.5%, to $11.8 million at March 31, 2012 from $12.5 million at December 31, 2011 primarily due to a $600,000 increase in unrealized losses on securities available for sale along with a net operating loss of $84,000.

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

At March 31, 2012, the Corporation’s investment in marketable securities totaled $164.5 million, all of which was available for sale. In addition, the Corporation had $23.6 million in federal funds sold at March 31, 2012 compared to $14.8 million at December 31, 2011. Approximately $83.0 million and $85.1 million of debt securities at March 31, 2012 and December 31, 2011, respectively, were pledged by the Corporation as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $18.8 million at March 31, 2012. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to  mature in one year or less from March 31, 2012, totaled $78.9 million or 27.5% of total deposits. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At March 31, 2012, the Corporation had $54.5 million of FHLB borrowings and $5.8 million of securities sold under agreements to repurchase outstanding. At March 31, 2012, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $20.6 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc., the holding company,  is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares’ primary source of income is dividends received from the Bank. The dividends that may be paid by the Bank to the Corporation are subject to legal limitations and regulatory capital requirements. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) cannot exceed retained net income for that year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. Further, the Corporation cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock have been paid. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on December 21, 2010, that prohibit the Bank from paying cash dividends to the Corporation.  See “Consent Order and Written Agreement”. For the three month periods ended March 31, 2012, no cash dividends have been declared or paid by the Bank or the Corporation.

The Corporation is exercising its right to defer the regularly scheduled quarterly distribution on its $12.6 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”) issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. Total dividends deferred to date is $807,000.

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

Under present regulations of the OCC, the Bank must have core capital (leverage requirement) equal to 4.0% of assets. The Bank must also maintain risk-based regulatory capital as a percent of risk weighted assets at least equal to 8.0%. In addition, for an institution to be classified as well capitalized under present regulations of the OCC, the Bank must have core capital (leverage requirement) equal to 5.0% of assets and total risk-based of 10%. In measuring compliance with capital standards, certain adjustments must be made to capital and total assets.

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. So long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized unless it achieves the higher thresholds required by the consent order. At March 31, 2012, the Bank did not meet the higher Tier 1 capital requirements required by the consent order and is evaluating alternatives to increase capital. The Bank’s capital category as of March 31, 2012 is determined solely for the purpose of applying the PCA restrictions, and the Bank’s capital category as of March 31, 2012 may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

					Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$16,215	4.32%	$15,020	4.00%	$	n/a	n/a	%
Bank	24,541	6.54	15,006	4.00		30,011	8.00
Tier 1 capital ratio
Corporation	16,215	8.01	8,102	4.00		n/a	n/a
Bank	24,541	12.14	8,088	4.00		n/a	n/a
Total risk-based capital ratio
Corporation	26,513	13.09	16,204	8.00		n/a	n/a
Bank	27,097	13.40	16,176	8.00		24,264	12.00

(1) Minimum capital amounts and ratios presented for the Bank as of March 31, 2012, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $4.2 million at March 31, 2012.

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

In addition, the Consent Order required the Bank to develop a three-year capital plan, which includes, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital. The Consent Order also required the Bank to develop a strategic plan covering at least a three-year period, which among other things, included a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific Bank personnel who are responsible and accountable for the plan, and a description of systems to monitor our progress. On March 19, 2011, the Bank’s Board submitted a written strategic plan and capital plan to the OCC covering a three-year period which included an action plan for increasing the Bank’s capital ratios to the minimums set forth in the order. The consent order also required the Bank to achieve and maintain total capital of at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets. The Bank has been working on efforts to achieve the tier 1 capital levels imposed under the Consent Order.

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

In order to comply with the Consent Order, the Bank is required:

●   Revised its loan policy, and created a commercial real estate concentration management program.  The Bank also established a new loan review program to ensure the timely and independent identification of problem loans and  modified  its existing program for the maintenance of an adequate allowance for loan and lease losses;

●   Took immediate and continuing action to protect the Bank’s interest in certain assets identified by the OCC and develop a criticized assets report covering the entire credit relationship with respect to such assets;

●   Implemented and adhered to a program for the maintenance of an adequate allowance for loan and lease loss (“ALLL”) that is consistent with OCC requirements; and

●    Ensured that the Bank has competent management in place on a full-time basis to carry out the Board’s policies and operate the Bank in a safe and sound manner.

Overall, the Bank is not well capitalized and must increase its capital or it may face further regulatory action. If the Bank does not obtain additional capital or sell assets to reduce the size of its balance sheet to a level which can be supported by its capital levels, it will not meet the capital minimums set forth in the Consent Order.  Failure to meet the minimum ratios set forth in the Consent Order could result in regulators taking additional enforcement actions against the Bank. Our ability to raise capital is contingent on the current capital markets and on its financial performance.

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $18.8 million at March 31, 2012. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the quarter ended March 31, 2012, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Results of operations for the three months ended March 31, 2012 and 2011

General

The Corporation recorded a net loss to common shareholders of $202,000 for the three months ended March 31, 2012 as compared to a net loss to common shareholders of $6,300 for the same period in 2011. The increase in the loss in 2012 was primarily due to a provision for loan losses in 2012 of $435,000 as a result of an increase in the classified loan loss ratios that are derived from a three year historical average and an increase in non-performing assets. Non-performing assets increased $1.7 million to $35.9 million at March 31, 2012, or 9.6% of total assets, as compared to $33.9 million or 8.5% of total assets at March 31, 2011. The provision was offset by an increase in the gain on the sale of investments.

Average Yields and Rates
    (dollars in thousands)

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-earning assets:
Loans (1)	$155,046	$1,976	5.13%	$198,006	$2,444	5.01%
Mortgage-backed securities	69,427	429	2.49%	76,590	632	3.35%
Investment securities	94,332	598	2.55%	58,781	496	3.42%
Deposits and fed funds sold	22,862	3	0.05%	38,956	30	0.31%
Total interest-earning assets	341,667	3,006	3.54%	372,333	3,602	3.92%
Non-interest-earning assets	34,643			35,664
Total assets	$376,310			$407,997
Interest-bearing liabilities:
Deposits	$263,312	378	0.58%	$293,654	880	1.22%
Floating rate junior subordinated deferrable interest debentures	12,372	71	2.31%	12,372	118	3.87%
FHLB advances and other borrowings	63,456	606	3.84%	68,322	619	3.67%
Total interest-bearing liabilities	339,140	1,055	1.25%	374,348	1,617	1.75%
Non-interest-bearing sources:
Non-interest-bearing deposits	20,893			19,866
Non-interest-bearing liabilities	3,768			3,495
Total liabilities	363,801			397,709
Shareholders’ equity	12,509			10,288
Total liabilities and shareholders’ equity	$376,310			$407,997
Net interest income		$1,951			$1,985
Interest rate spread (3)			2.29%			2.17%
Impact of non-interest-bearing (4) deposits			0.07%			0.08%
Net interest margin (5)			2.36%			2.25%

(1) Average balance of loans includes non-accruing loans. Interest income includes deferred loan fees and does not include interest on nonaccrual loans.
(2) Annualized
(3) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest bearing liabilities.
(4) Represents the reduction of non-interest bearing deposits on total deposit funding costs.
(5) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Interest Income

Interest income decreased $596,000, or 16.5%, to $3.0 million for the three months ended March 31, 2012 as compared to the same period in 2011. Interest income on loans decreased by 19.2%, or $468,000, to $2.0 million for the three months ended March 31, 2012 from $2.4 million for the three months ended March 31, 2011, due primarily to lower average balances due to lower demand, offset by higher interest rates. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities, decreased $128,000 for the three months ended March 31, 2012 compared to the same period in 2011 due  primarily to lower interest rates offset by higher average balances.

Interest Expense

Interest expense decreased $562,000, or 34.8%, to $1.1 million for the three months ended March 31, 2012 as compared to $1.6 million for the three months ended March 31, 2011. Interest expense on deposit accounts decreased $502,000, or 57.0%, to $378,000 for the three months ended March 31, 2012 from $880,000 during the same period in 2011 due primarily to lower average balances as a result of reductions in funding needs and lower market interest rates. Interest expense on borrowings decreased $60,000, to $677,000 for the three months ended March 31, 2012 from $737,000 during the same period in 2011 due primarily to lower average balances as a result of pay-downs and lower market interest rates.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2012 to meet presently known and inherent risks in the loan portfolio.

During the three months ended March 31, 2012, the provision for loan losses was $435,000 compared to no provision for the same period in the previous year. The provision in 2012 was a result of an increase in the classified loan loss ratios that are derived from a three-year historical average and an increase in non-performing assets of $1.6 million to $35.5 million at March 31, 2012, or 9.5% of total assets, as compared to $33.9 million or 8.5% of total assets at March 31, 2011. Non-performing loans decreased $5.3 million from $21.2 million at March 31, 2011 to $15.9 million at March 31, 2012. The high level of non-performing loans relates primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner.

Loan charge-offs and recoveries consisted of the following for the three months ended March 31, 2012 and 2011.
(in thousands)

	Commercial	Consumer	Residential	Total
March 31, 2012

Charge-offs	$91	$98	$--	$189
Recoveries	(27)	(2)	--	(29)
Net Charge-offs	$64	$96	$--	$160

	Commercial	Consumer	Residential	Total
March 31, 2011

Charge-offs	$446	$133	$--	$579
Recoveries	(84)	(4)	--	(149)
Net Charge-offs	$362	$129	$--	$430

Specific reserves for non-performing loans at March 31, 2012 were $453,000 compared to $636,000 for non-performing loans at March 31, 2011. Management believes the specific reserves allocated to these and other non-accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believes to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects that further deterioration of economic conditions in the Corporation’s market areas is likely in the short-term, especially with respect to real estate related activities and real property values. In such events, further provisions for loan losses could be needed in the future.

Non-Interest Income

Total non-interest income increased $214,000, or 33.3%, to $856,000 for the three months ended March 31, 2012 from $642,000 for the same period in the previous year. The increase was due primarily to higher gains on the sale of investments. The Corporation recorded a $239,000 gain on sale of investments from security sales of $12.0 million for the three months ended March 31, 2012 compared to a loss of $4,000 from security sales of $16.3 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. Net fees from financial services decreased $29,000, or 4.5%, to $617,000 for the three months ended March 31, 2012 from $646,000 for the same period in the previous year. The decrease was due to lower return check charges on checking accounts.

Non-Interest Expense

For the three months ended March 31, 2012, total non-interest expense decreased $49,000, or 2.0%, to $2.5 million. Compensation and employee benefits increased $26,000, or 2.5%, due primarily to normal annual salary increases. Occupancy expense decreased $25,000, or 4.0%, to $606,000 for the three months ended March 31, 2012 from $631,000 for the same period in 2011, due primarily to reductions in equipment maintenance costs. Professional services expense increased $27,000, or 19.9%, to $163,000 for the three months ended March 31, 2012 from $136,000 for the same period in 2011 due primarily to higher audit and legal expense for SEC filings review. OREO and loan operations expense decreased $23,000, or 14.0%, to $141,000 for the three months ended March 31, 2012 from $164,000 for the same period in 2011, due primarily to reductions in write-downs and operating expenses for foreclosed loans. Items processing expense decreased $8,000, or 10.5%, to $68,000 for the three months ended March 31, 2012 from $76,000 for the same period in 2011, due primarily to lower NOW account balances due to rate reductions. Other expense decreased $46,000, or 22.4%, to $159,000 for the three months ended March 31, 2012 from $205,000 for the same period in 2011, due primarily to reductions in checking account charge-offs.

Income taxes

We had no income taxes for the three months ended March 31, 2012 as compared to $11,000 for the same period in 2011. The Corporation has net operating loss carry-forwards of approximately $30.0 million which will expire by December 31, 2030 if not utilized to offset taxable income prior to that date. Therefore, federal income tax expense is not being recognized on taxable income.

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

Item  1A.        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item  2.           Unregistered Sales of Equity Securities and Use of Proceeds

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. The Corporation did not repurchase any shares during the three months ended March 31, 2012 and 36,034 shares remain under the previously authorized plans.

Item  3.           Defaults upon Senior Securities

                         Not applicable.

Item  4.           Mine Safety Disclosures

                        Not applicable.

Item 5.            Other Information

                         None

Item  6.           Exhibits

                         31(a)            Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

                         31(b)            Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

                         32(a)            Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         32(b)            Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         101               Interactive Data File*

The following materials from Provident Community Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity  and (v) related notes, tagged as blocks of text.

*Furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: May 11, 2012	By:	/s/ Dwight V. Neese
Dwight V. Neese, President and
Chief Executive Officer

Date: May 11, 2012	By:	/s/ Richard H. Flake
Richard H. Flake, Executive Vice President
and Chief Financial Officer