Form 10-Q
period 2012-06-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2012-08-14
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes __   No X

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of August 1, 2012.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011

	June 30,	December 31,
ASSETS	2012	2011
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$4,118	$4,900
Interest earning balances with the Federal Reserve	5,408	4,241
Federal funds sold	35,780	14,752
Cash and cash equivalents	45,306	23,893

Investment and mortgage-backed securities-available for sale	153,468	165,878

Loans, net of unearned fees	145,033	160,568
Allowance for loan losses (ALL)	(4,576)	(4,549)
Loans, net of ALL	140,457	156,019

Real estate acquired through foreclosure	9,640	8,398
Office properties and equipment, net	4,669	4,787
Federal Home Loan Bank stock, at cost	3,095	3,363
Federal Reserve Bank stock, at cost	749	689
Accrued interest receivable	1,120	1,340
Cash surrender value of life insurance	8,066	7,923
Other assets	4,165	4,355
TOTAL ASSETS	$370,735	$376,645

LIABILITIES

Demand and savings deposits	$162,570	$158,372
Time deposits	118,705	124,877
Total deposits	281,275	283,249
Advances from the Federal Home Loan Bank	54,500	59,500
Securities sold under agreements to repurchase	5,839	5,268
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	1,136	1,028
Other liabilities	2,966	2,758
TOTAL LIABILITIES	358,088	364,175

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500, 000 shares
issued and outstanding - 9,266 shares
at June 30, 2012 and December 31, 2011	9,258	9,255
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued-2,192,958 and outstanding-1,790,599 shares at June 30, 2012
and December 31, 2011, respectively	20	20
Common stock warrant	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(269)	(387)
Retained deficit, substantially restricted	(3,006)	(3,062)
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	12,647	12,470

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$370,735	$376,645

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)		(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$1,805	$2,344	$3,781	$4,788
Deposits and federal funds sold	5	4	8	14
Interest on mortgage-backed securities	337	729	766	1,361
Interest and dividends on investment securities	646	633	1,244	1,149
Total interest income	2,793	3,710	5,799	7,312

Interest Expense:
Deposit accounts	340	663	718	1,543
Floating rate junior subordinated deferrable interest debentures	70	119	141	237
Advances from the FHLB and other borrowings	569	624	1,175	1,243
Total interest expense	979	1,406	2,034	3,023

Net Interest Income	1,814	2,304	3,765	4,289
Provision for loan losses	195	--	630	--
Net interest income after
provision for loan losses	1,619	2,304	3,135	4,289

Non-Interest Income:
Fees for financial services	653	649	1,265	1,284
Other fees, net	5	11	10	22
Other-than-temporary-impairment write-down on securities	--	(191)	--	(191)
Net gain on sale of investments	286	282	525	278
Total non-interest income	944	751	1,800	1,393

Non-Interest Expense:
Compensation and employee benefits	1,037	1,044	2,126	2,107
Occupancy and equipment	674	657	1,280	1,288
Deposit insurance premiums	211	179	394	357
Professional services	192	174	355	310
Advertising and public relations	14	9	25	20
OREO and loan operations	(65)	657	76	821
Items processing	69	75	137	151
Telephone	53	52	89	93
Other	223	193	382	398
Total non-interest expense	2,408	3,040	4,864	5,545

Net income before income taxes	155	15	71	137
Expense for income taxes	12	7	12	18
Net income	143	8	59	119
Accretion of preferred stock to redemption value and preferred dividends accrued	119	118	237	235
Net income (loss) to common shareholders	$24	$(110)	$(178)	$(116)

Net income (loss) per common share (basic)	$0.01	$(0.06)	$(0.10)	$(0.06)

Net income (loss) per common share (diluted)	$0.01	$(0.06)	$(0.10)	$(0.06)

Weighted average number of common shares outstanding

Basic	1,790,599	1,790,599	1,790,599	1,790,599

Diluted	1,790,599	1,790,599	1,790,599	1,790,599

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(DOLLARS IN THOUSANDS)		(DOLLARS IN THOUSANDS)

Net income	$143	$8	$59	$119

Other comprehensive income, net of tax:
unrealized holding losses on securities available for sale
arising during period	896	1,181	444	393

Less reclassification adjustment for gains in net income	(178)	(52)	(326)	(54)

Comprehensive income	$861	$1,137	$177	$458

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012 and 2011 (unaudited)

	Six Months Ended
	June 30,	June 30,
	2012	2011
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net income	$59	$119
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	630	--
Amortization of securities	543	346
Depreciation expense	182	196
Recognition of deferred income, net of costs	(127)	(61)
Deferral of fee income, net of costs	129	72
Other than temporary impairment charge on AFS securities	--	191
Gain on investment transactions	(525)	(278)
(Gain) loss on OREO sales	(97)	51
OREO impairment	119	498
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	220	179
Increase in cash surrender value of life insurance	(143)	(179)
Decrease in other assets	126	23
Increase in other liabilities	208	93
Increase in accrued interest payable	108	192

Net cash provided by operating activities	1,432	1,442

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(107,426)	(33,443)
Proceeds from sale of investment and mortgage-
backed securities:
Available for sale	24,448	24,098
Proceeds from maturity of investment and mortgage-
backed securities:
Available for sale	86,954	36
Principal repayments on mortgage-backed securities:
Available for sale	8,598	4,988
Net decrease in loans	12,840	25,450
Redemption of FHLB/FRB stock	208	246
Proceeds from sales of foreclosed assets, net of costs and improvements	826	3,149
Purchase of office properties and equipment	(64)	(7)

Net cash provided by investing activities	26,384	24,517

FINANCING ACTIVITIES:

Proceeds from redemption of life insurance	--	1,032
Decrease in other borrowings	(4,429)	(5,029)
Decrease in deposit accounts	(1,974)	(17,559)

Net cash used by financing activities	(6,403)	(21,556)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	21,413	4,403

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	23,893	24,865

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$45,306	$29,268

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$--	--
Interest	1,926	2,831

Non-cash transactions:
Loans foreclosed	$2,090	$3,299
Unrealized gain on securities available for sale, net of income tax	444	393

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2012 and 2011 (Unaudited)

							Retained	Accumulated
						Additional	Earnings,	Other	Treasury	Total
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Stock	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	at Cost	Equity
	(Dollars in Thousands, Except Share Data)
BALANCE AT DECEMBER 31, 2010	9,266	$9,250	1,790,599	$20	$25	$12,919	$(2,867)	$(2,778)	$(6,300)	$10,269

Net income							119			119

Other comprehensive income, net of tax of $68 on
unrealized holding gains on securities available for sale
arising during period								393		393
Less reclassification adjustment for gains and other than
temporary impairment charge in net income								(54)		(54)

Accretion of Preferred Stock to redemption value		3					(3)			--

BALANCE AT JUNE 30, 2011	9,266	$9,253	1,790,599	$20	$25	$12,919	$(2,751)	$(2,439)	$(6,300)	$10,727

BALANCE AT DECEMBER 31, 2011	9,266	$9,255	1,790,599	$20	$25	$12,919	$(3,062)	$(387)	$(6,300)	$12,470

Net income							59			59

Other comprehensive income, net of tax of $155 on
unrealized holding losses on securities available for sale
arising during period								444		444

Less reclassification adjustment for gains in net income								(326)		(326)

Accretion of Preferred Stock to redemption value		3					(3)			--

BALANCE AT JUNE 30, 2012	9,266	$9,258	1,790,599	$20	$25	$12,919	$(3,006)	$(269)	$(6,300)	$12,647

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) and Provident Community Bank, N.A. (the “Bank”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. This quarterly report should be read in conjunction with the Corporation’s annual report on Form 10-K for the year ended December 31, 2011. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification (“ASC”) was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed.  The amendments were effective for the Corporation beginning January 1, 2012 and did not have a material effect on the financial statements.

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

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2.	Income (loss) Per Common Share

Basic income (loss) per common share amounts for the three and six months ended June 30, 2012 and 2011 were computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts for the dilutive effect of outstanding common stock options and warrants during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted income (loss) per share calculation for the three and six months ended June 30, 2012 and 2011 as all outstanding options and warrants had a higher average exercise price than the average market price and were therefore anti-dilutive. Anti-dilutive common stock equivalents that were excluded in the diluted income (loss) per common share calculation for the six months ended June 30, 2012 and 2011 were 235,380 and 265,543, respectively.

3.	Assets Pledged

Approximately $77.3 million and $85.1 million of debt securities at June 30, 2012 and December 31, 2011, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank (the “FHLB”) advances commercial and residential real estate mortgage loans under a collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the FHLB that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.	Loans, net

Loans receivable consisted of the following (dollars in thousands):

	June 30,	December 31,
	2012	2011
Mortgage loans:
Fixed-rate residential	$7,301	$8,063
Adjustable-rate residential	3,588	3,967
Commercial real estate	87,309	97,547
Construction	--	308
Total mortgage loans	98,198	109,885
Commercial non-real estate	10,392	12,939
Consumer loans:
Home equity	14,436	14,590
Consumer and installment	21,790	22,939
Consumer lines of credit	283	300
Total consumer loans	36,509	37,829
Total loans	145,099	160,653
Less:
Unamortized loan discount	(210)	(231)
Allowance for loan losses	(4,576)	(4,549)
Net deferred loan origination costs	144	146
Total, net	$140,457	$156,019
Weighted-average interest rate of loans	4.68%	5.08%

Information about impaired loans for the periods ended June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30,	December 31,
	2012	2011

Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10/Statement No. 114	$1,636	$1,923
Other impaired loans	26,751	25,550
Total impaired loans	$28,387	$27,473
Average monthly balance of impaired loans	$32,602	$29,916
Specific allowance for credit losses	$692	$439

Impaired Loans
For the Periods Ended June 30, 2012 and December 31, 2011
(in thousands)

	Unpaid			Average
June 30, 2012	Principal	Recorded	Related	Recorded
	Balance	Investment	Allowance	Investment

With no related allowance recorded:

Commercial
Commercial Real Estate	$20,113	$16,712	$--	$18,412
Commercial Non Real Estate	2,727	2,408	--	2,568

Consumer
Consumer - other	6,163	5,192	--	5,678
Consumer - home equity	517	490	--	504

Residential Real Estate
1-4 family	2,020	1,949	--	1,984

With an allowance recorded:

Commercial
Commercial Real Estate	$1,564	$1,403	$619	$1,483

Consumer
Consumer - other	233	233	73	233

Residential Real Estate
1-4 family	--	--	--	--

Total:	$33,337	$28,387	$692	$30,862
Commercial	24,404	20,523	619	22,463
Consumer	6,913	5,915	73	6,415
Residential	2,020	1,949	--	1,984

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment

With no related allowance recorded:

Commercial
Commercial Real Estate	$22,454	$16,949	$--	$19,702
Commercial Non Real Estate	2,376	2,075	--	2,225

Consumer
Consumer - other	5,135	4,203	--	4,669
Consumer - home equity	511	491	--	501

Residential Real Estate
1-4 Family	1,891	1,832	--	1,862

With a related allowance recorded:

Commercial
Commercial Real Estate	$1,564	$1,403	$306	$1,483
Commercial Non Real Estate	282	281	60	282

Consumer
Consumer - other	239	239	73	239

Total:	$34,452	$27,473	$439	$30,963
Commercial	26,676	20,708	366	23,692
Consumer	5,885	4,933	73	5,409
Residential	1,891	1,832	--	1,862

At June 30, 2012 and December 31, 2011, loans which are accounted for on a non-accrual basis:

Loans Receivable on Non-accrual Status
As of June 30, 2012 and December 31, 2011
(in thousands)

	June 30,	December 31,
	2012	2011
Commercial
Commercial real estate	$11,434	$11,338
Commercial non real estate	1,351	1,340

Consumer
Consumer - other	2,872	2,536
Consumer - automobile	39	65
Consumer - home equity	356	307

Residential Real Estate
1-4 family	1,171	1,220
Total	$17,223	$16,806

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)

The following tables present the activity in the allowance for loan losses by portfolio segment as of June 30, 2012 and 2011.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

June 30, 2012

Allowance for loan losses:

Beginning balance	$1,887	$1,920	$484	$258	$4,549
Charge-offs	(48)	(299)	(286)	(6)	(639)
Recoveries	3	28	4	1	36
Provisions	185	383	54	8	630
Ending balance	$2,027	$2,032	$256	$261	$4,576

June 30, 2011

Allowance for loan losses:

Beginning balance	$2,166	$4,602	$335	$276	$7,379
Charge-offs	(295)	(777)	(181)	(11)	(1,264)
Recoveries	33	138	25	61	257
Provisions	--	--	--	--	--
Ending balance	$1,904	$3,963	$179	$326	$6,372

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2111.

		Commercial
	Commercial	Real Estate	Consumer	Residential		Total

Allowance for loan losses:

June 30, 2012

Ending balances attributable
to loans:
Individually evaluated
for impairment	$--	$619	$73	$	-- $	692

Collectively evaluated
for impairment	2,027	1,413	183		261	3,884

Ending balance	$2,027	$2,032	$256		$261	$4,576

Loans receivable:

Ending balance - total	$10,392	$87,309	$36,509		$10,889	$145,099

Ending balances:
Individually evaluated
for impairment	$2,408	$18,115	$5,915		$1,949	$28,387

Collectively evaluated
for impairment	$7,984	$69,194	$30,594		$8,940	$116,712

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

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

Credit Quality Indicators
As of June 30, 2012 and December 31, 2011
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

Commercial Credit Exposure (1)
Credit Risk Profile by Creditworthiness Category

	Commercial Non Real		Commercial Real
	Estate		Estate
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
Grade 1 Minimal Risk	$58	$52	$--	$--
Grade 2 Low Risk	--	223	--	--
Grade 3 Moderate Risk	263	363	7,572	9,242
Grade 4 Acceptable Risk	4,952	6,458	32,639	39,168
Grade 5 Watch	1,762	1,778	21,683	21,263
Grade 6 Special Mention	1,790	1,933	8,227	9,890
Grade 7 Substandard	1,471	1,926	15,938	17,984
Grade 8 Doubtful	96	206	1,250	--
Total	$10,392	$12,939	$87,309	$97,547

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

Consumer Credit Exposure (1)
Credit Risk Profile by Internally Assigned Grade

	Residential		Consumer
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
Grade:
Pass	$8,920	$10,833	$31,021	$33,307
Special mention	697	243	1,579	480
Substandard	1,272	1,262	3,909	4,042
Total	$10,889	$12,338	$36,509 $	37,829

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Exposure (1)
Credit Risk Profile Based on Payment Activity

			Consumer				Residential real estate
	Other		Automobile		Home equity		1-4 family
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011

Performing	$18,380	$19,760	$782	$878	$14,080	$14,282	$9,718	$11,118
Nonperforming	2,872	2,536	39	65	356	308	1,171	1,220
Total	$21,252	$22,296	$821	$943	$14,436	$14,590	$10,889	$12,338

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Loans graded one through five are considered “pass” credits.  As of June 30, 2012, approximately 75% of the loan portfolio were considered pass credits.  For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of six are not considered classified; however they are categorized as a special mention or watch list credit. This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2012, we had loans totaling $12.3 million rated as Special Mention.

Loans graded seven or greater are considered classified credits. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. The loan has well-defined weaknesses that jeopardize the liquidation value and has the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of Substandard but have additional factors that make collection or liquidation in full highly questionable and improbable. At June 30, 2012, classified loans totaled $23.9 million, with all but one loan being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

The following are past due loans for the Corporation’s loans receivable for the periods ended June 30, 2012 and December 31, 2011(in thousands).

			Greater		90 days
	30 - 59 Days	60 - 89 Days	Than	Total Past	Past Due		Total Loans
	Past Due	Past Due	90 Days	Due	& Still Accruing	Current	Receivable

June 30, 2012

Commercial:
Commercial non real estate	$38	$4	$744	$786	$16	$9,590	$10,392
Commercial real estate	800	278	7,123	8,201	--	79,108	87,309
Consumer:
Consumer - other	225	145	1,700	2,070	--	19,182	21,252
Consumer - automobile	13	1	10	24	--	797	821
Consumer - home equity	99	175	153	427	--	14,009	14,436
Residential 1-4 family	228	273	617	1,118	--	9,771	10,889
Total	$1,403	$876	$10,347	$12,626	$16	$132,457	$145,099

December 31, 2011

Commercial:
Commercial non real estate	$485	$139	$996	$1,237	$383	$11,319	$12,939
Commercial real estate	714	472	8,046	9,232	--	88,315	97,547
Consumer:
Consumer - other	422	69	2,052	2,543	--	19,753	22,296
Consumer - automobile	69	--	--	69	--	874	943
Consumer - home equity	408	47	182	578	59	13,953	14,590
Residential 1-4 family	482	--	675	1,157	--	11,181	12,338
Total	$2,580	$727	$11,951	$14,816	$442	$145,395	$160,653

Troubled Debt Restructurings

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they were considered troubled debt restructurings (TDRs) under the amended guidance. The Corporation identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as  impaired. At June 30, 2012, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $1,382,000, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $156,000. The following are loan modifications for the Corporation’s loans receivable for the three and six month periods ended June 30, 2012.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
Troubled Debt Restructurings	of New	Recorded	Recorded	of New	Recorded	Recorded
Added during current period	Contracts	Investment	Investment	Contracts	Investment	Investment
	(in thousands)			(in thousands)
Commercial:
Commercial non real estate	--	$--	--	3	$238	$238
Commercial real estate	1	175	165	1	268	258
Consumer:
Consumer - other	2	117	117	6	757	757
Residential 1-4 family	--	--	--	1	1	1
Total	3	$292	$282	11	$1,264	$1,254

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
		Post			Post
		Modification			Modification
	Number	Outstanding	Defaulted	Number	Outstanding	Defaulted
Troubled Debt Restructurings	of New	Recorded	Recorded	of New	Recorded	Recorded
Defaulted during the period	Contracts	Investment	Investment	Contracts	Investment	Investment
Added since December 31, 2011	(in thousands)			(in thousands)

Commercial:
Commercial non real estate	--	$--	$--	--	$--	$--
Commercial real estate	1	175	165	1	175	165
Consumer:
Consumer - other	--	--	--	--	--	--
Total	1	$175	$165	1	$175	$165

During the six months ended June 30, 2012, the Corporation modified 15 loans that were considered to be troubled debt restructurings. We extended the terms for 5 of these loans and  the interest rate was lowered for 6 of these loans. During the six months ended June 30, 2012, the Corporation had 27 loans default that had previously been restructured, 4 of which went into default in the quarter and 13 of which went into default during the previous 12 months.

5.	Contingencies and loan commitments

In the ordinary course of business, the Corporation enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2012 related to these items is summarized below:

Loan Commitments:	Contract Amount

Approved loan commitments	$416,000
Unused portions of loans and credit lines	15,881,000
Total loan commitments	$16,297,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Total loan commitments outstanding at June 30, 2012 consisted of fixed and adjustable rate loans at rates ranging from 4.5% to 6.5%.

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at June 30,				Distribution
					Payment
Name	2012	2011	Rate	Maturity	Frequency

Provident Community Bancshares Capital Trust I	$4,000,000	$4,000,000	2.21%	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.21%	March 1, 2037	Quarterly
Total	12,000,000	12,000,000

The above debentures are subject to redemption at par at the option of the Corporation, subject to prior regulatory approval, in whole or in part on any interest payment date.

The Corporation exercised its right on July 22, 2010 to defer the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods). Further, pursuant to a written agreement between the Corporation and the Federal Reserve, the Corporation cannot pay any dividends on its subordinated debentures without the prior written consent of the Federal Reserve Bank. This and any future deferred distributions will continue to accrue interest at a current rate of  LIBOR+1.74% for the $4.0 million of trust preferred securities issued in July 2006 and at a current rate of LIBOR+1.74% for the $8.0 million of trust preferred securities issued in December 2006. Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Corporation will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

7.	Fair Value of Financial Instruments

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted FASB 157 (ASC 820-10-15), Fair Value Measurements, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. This standard requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment  securities) or on a nonrecurring basis (for example, impaired loans).

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets recorded at fair value on a recurring basis by level within the hierarchy as of June 30, 2012 and December 31, 2011 (in thousands).

	Total June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment Securities:
Government Sponsored Enterprises	$84,560	$84,560	$--	$--
Trust Preferred Securities	4,336	--	2,801	1,535
Total Investment Securities	88,896	84,560	2,801	1,535
Mortgage-Backed and Related Securities	64,572	--	64,572	--
Total	$153,468	$84,560	$67,373	$1,535

	Total December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment Securities:
U.S. Agency Obligations	$1	$1	$--	$--
Government Sponsored Enterprises	87,538	87,538	--	--
Trust Preferred Securities	4,205	--	2,750	1,455
Total Investment Securities	91,744	87,539	2,750	1,455
Mortgage-Backed and Related Securities	74,134	--	74,134	--
Total	$165,878	$87,539	$76,884	$1,455

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2012.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(in thousands)
Investment Securities
Available-for-Sale
Beginning balance at March 31, 2012	$1,521
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	13
Purchases, sales, issuances and settlements, net	1
Ending balance at June 30, 2012	$1,535

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(in thousands)
Investment Securities
Available-for-Sale
Beginning balance at December 31, 2011	$1,455
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	76
Purchases, sales, issuances and settlements, net	4
Ending balance at June 30, 2012	$1,535

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows: (in thousands)

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
	June 30, 2012	Technique	Inputs	Input Value

Non-performing loans	$16,604	Appraised Value/	Appraisals and/or sales of	n/a
		Discounted Cash Flows/	comparable properties/
		Market Value of the Note	Independent quotes

OREO	9,640	Appraised Value/	Appraisals and/or sales of	n/a
		Comparable Sales/	comparable properties/
		Other Estimates from	Independent quotes/bids
Independent Sources

Total assets at fair value	$26,244

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2011, the significant unobservable inputs used in the fair value measurements were as follows: (in thousands)

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
	December 31, 2011	Technique	Inputs	Input Value

Non performing Loans	$16,367	Appraised Value/	Appraisals and/or sales of	n/a
		Discounted Cash Flows/	comparable properties/
		Market Value of the Note	Independent quotes

OREO	8,398	Appraised Value/	Appraisals and/or sales of	n/a
		Comparable Sales/	comparable properties/
		Other Estimates from	Independent quotes/bids
Independent Sources

Total assets at fair value	$24,765

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

The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

Cash and federal funds sold- The carrying amounts of cash and due from banks and federal funds sold approximate their fair value.

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

Advances from the Federal Home Loan Bank (“FHLB”) and other borrowings - The fair values of the Corporation’s borrowings are estimated using discounted cash flow analysis based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2012
Financial Instruments - Assets
Cash and cash equivalents	$45,306	$45,306	$45,306	$--	$--
Loans	140,457	144,790	--	--	144,790

Financial Instruments - Liabilities
Time deposits	$118,705	$119,336	$--	$119,336	$--
Securities sold under agreements
to repurchase	5,839	5,839	--	5,839	--
Subordinated debentures	12,372	12,372	--	12,372	--

December 31, 2011
Financial Instruments - Assets
Cash and cash equivalents	$23,893	$23,893	$23,893	$--	$--
Loans	156,019	161,219	--	--	161,219

Financial Instruments - Liabilities
Time deposits	$124,877	$125,404	$--	$125,404	$--
Securities sold under agreements
to repurchase	5,268	5,268	--	5,268	--
Subordinated debentures	12,372	12,372	--	12,372	--

8.	Preferred Stock

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

Under the terms of the TARP Preferred Stock, the Corporation is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year.  Dividend payments may be deferred, but the dividend is cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. The Corporation exercised its right on July 22, 2010 to defer its regular quarterly cash dividend on its TARP Preferred Stock. Total deferred dividends to date is $922,000. No action has been taken by the holder of the TARP Preferred Stock regarding board appointments.

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

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The evaluation also includes a component for expected losses on groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses, and may require the Corporation to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Income Taxes

Some of the more critical judgments supporting the deferred tax asset amount include judgments about the recovery of these accrued tax benefits.  Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies.   Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences projected to occur, management established a valuation allowance in the amount of $816,000 for the portion of the net deferred tax asset that is not recoverable through loss carry-backs.

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

Financial Condition

Assets

Assets decreased $5.9 million, or 1.6%, to $370.7 million at June 30, 2012 from $376.6 million at December 31, 2011. The largest decrease in assets was the reduction in net loans, which decreased $15.6 million from December 31, 2011 to June 30, 2012, due primarily to a significant reduction in loan demand as a result of economic conditions in South Carolina and more stringent underwriting standards. Investment securities at June 30, 2012 decreased $12.4 million, or 7.5%, to $153.5 million from $165.9 million at December 31, 2011, primarily due to a decrease in mortgage-backed securities, offset by an increase in securities of government sponsored enterprises. These were offset by an increase in cash and cash equivalents, primarily due to the increase in federal funds sold. Federal funds sold at June 30, 2012 increased $21.0 million to $35.8 million from $14.8 million at December 31, 2011 as a result of funds invested with proceeds from sales and maturities of securities and loan payments.

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at June 30, 2012 was 2.19% compared to 2.45% at December 31, 2011.

The carrying values of the investment securities at June 30, 2012 and December 31, 2011 and percentage of each category to total investments are as follows: (dollars in thousands)

	June 30, 2012		December 31, 2011
Available for sale:	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio

Investment Securities:
U.S. Agency Obligations	$--	-%	$1	0.01%
Government Sponsored Enterprises	84,560	55.10	87,538	52.77
Trust Preferred Securities	4,336	2.82	4,205	2.53
Total Investment Securities	88,896	57.92	91,744	55.31
Mortgage-Backed Securities	64,572	42.08	74,134	44.69
Total	$153,468	100.00%	$165,878	100.00%

The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All securities were classified as available for sale at June 30, 2012.

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

The amortized cost and fair value of investment securities are summarized as follows:

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of June 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
Government Sponsored Enterprises	$84,139	$429	$(8)	$84,560
Trust Preferred Securities	6,381	–	(2,045)	4,336
Total Investment Securities	90,520	429	(2,053)	88,896
Mortgage-Backed Securities:
Fannie Mae	22,849	234	(48)	23,035
Ginnie Mae	25,053	811	(48)	25,816
Freddie Mac	15,118	269	(--)	15,387
Collateralized Mortgage Obligations	342	–	(8)	334
Total Mortgage-Backed Securities	63,362	1,314	(104)	64,572
Total Available for Sale	$153,882	$1,743	$(2,157)	$153,468

	As of December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
U.S. Agency Obligations	$1	$--	$--	$1
Government Sponsored Enterprises	87,295	259	(16)	87,538
Trust Preferred Securities	6,378	--	(2,173)	4,205
Total Investment Securities	93,674	259	(2,189)	91,744
Mortgage-Backed Securities:
Fannie Mae	17,609	250	(5)	17,854
Ginnie Mae	29,854	868	(52)	30,670
Freddie Mac	24,966	305	(13)	25,258
Collateralized Mortgage Obligations	370	--	(18)	352
Total Mortgage-Backed Securities	72,799	1,423	(88)	74,134
Total Available for Sale	$166,473	$1,682	$(2,277)	$165,878

The maturities of securities at June 30, 2012 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$20,060	$20,097
Due after one year through five years	9	9
Due after five years through ten years	39,549	39,738
Due after ten years	94,264	93,624
Total Investment and Mortgage-Backed Securities	$153,882	$153,468

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale

Government Sponsored Enterprises	$7,012	$8	$–	$–	$7,012	$8
Trust Preferred Securities	–	–	4,336	2,045	4,336	2,045
Mortgage-Backed
Securities	7,649	96	357	8	8,006	104
Total	$14,661	$104	$4,693	$2,053	$19,354	$2,157

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

Deferral/Default Summary – The Corporation reviews a report that contains current information for individual issues to determine the extent of deferrals and/or defaults, the status of any issuers in the pool, and the impact to the tranche owned by the Corporation. This report lists the issue (i.e., the pool/deal), the amount of deferrals/defaults related to the issue, the issuer that has deferred/defaulted, and the percentage of total current collateral this represents.  Additionally, the report provides the status of the amount in question (i.e. whether it is cured, purchased, in default, or deferred), the projected senior and mezzanine note status for the next payment date, the projected income note status for the next payment date and the next bond payment date. The Corporation compares the information in this report to the assumptions used in the cash flow analysis to ensure that deferral and defaults are correctly reflected in the cash flow analysis.

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

To determine impairment charges for the Corporation’s collateralized debt obligations (“CDO”), we performed discounted cash flow valuations through a static default model test. The model used assumed a 3.6% default rate, which is three times the historic default rates for all collateralized debt obligations (“CDO”), a 0% recovery on all banks in deferral of interest payments and a 0% prepayment rate. Cash flow valuations with a premium mark up of 300 basis points were also used to determine the fair market values of the Corporation’s collateralized debt obligations. All of the Corporation’s pooled trust preferred securities have the same terms, which is that the securities cannot be redeemed for five years and then can be called quarterly thereafter.  All of the securities are past the five-year no-call period. Valuation documentation for the cash flow analysis is provided by an independent third party.

Amounts in the following table are in thousands.

Security Name	Single/ Pooled	Class Tranche	Amortized Cost	Fair Value	Unrealized Loss (Gain)	Credit Portion	Other	YTD OTTI Total	Life to Date OTTI Total
Alesco II	Pooled	B-1	$1,162	$1,019	$143	$--	$--	$--	$1,423
MM Com III	Pooled	B	528	365	163	--	--	--	68
MM Com IX	Pooled	B-1	22	31	(9)	--	--	--	977
PreTSL IV	Pooled	Mezz	152	100	52	--	--	--	--
PreTSL V	Pooled	Mezz	21	19	2	--	--	--	70
PreTSL X	Pooled	B-2	496	1	495	--	--	--	1,062
Total			$2,381	$1,535	$846	$--	$--	$--	$3,600

OTTI-Other Than Temporary Impairment

	Lowest Rating (1)	% of Current Performing	% Deferrals/ Defaults (2)	High	Low	Discount Margin (3)
Alesco II	C	82.64%	17.36%	1.20%	0.40%	4.65%
MM Com III	CC	58.89%	41.11%	1.20%	0.40%	5.05%
MM Com IX	D	47.79%	52.21%	1.20%	0.40%	4.80%
PreTSL IV	CCC	72.93%	27.07%	1.50%	0.75%	2.25%
PreTSL V	D	0.00%	100.00%	1.50%	0.75%	2.10%
PreTSL X	C	58.58%	41.42%	1.50%	0.75%	1.70%

Notes to table above:

(1)	Credit Ratings represent Moody’s and Fitch ratings (S&P does not rate this security)
(2)	The ratio represents the amount of underlying trust preferred collateral not currently making dividend payments. Fewer deferrals/defaults produce a lower ratio.
(3)	Fair market value discount margin to LIBOR

For the period ended June, 30, 2012, the Corporation did not experience a credit-related other-than-temporary impairment on the pooled trust preferred securities portfolio but we have recorded a $3.6 million loss cumulatively since 2008 in this portfolio. All of these securities are in the Corporation’s available for sale portfolio. The previous impairment costs were charged to earnings in non-interest income as “Other-than-temporary-impairment write-down on securities”. The total securities impacted by credit-related other-than-temporary impairment have a current carrying value of $1.5 million and represent approximately 1.0% of available for sale securities. The Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. The Corporation may conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

Loans

Net loans decreased to $140.5 million at June 30, 2012 compared to $156.0 million at December 31, 2011. The decrease was due to a significant reduction in loan demand as a result of economic conditions in South Carolina and more conservative underwriting standards. Consumer loans decreased $1.3 million, or 3.5%, commercial loans, primarily lines of credit, and commercial real estate loans decreased $12.8 million, or 11.6%, and residential mortgage loans decreased $1.1 million, or 9.5%, for the period ended June 30, 2012.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2012	December 31, 2011
Non-accruing loans which are
contractually past due 90 days or more

Residential real estate	$1,171	$1,220
Commercial	12,785	12,678
Consumer	3,267	2,908
Total non-accrual loans	17,223	16,806

Loans past due 90 days
and still accruing interest	16	442
Troubled debt restructurings (1)	8,643	8,486
Real estate acquired through
Foreclosure	9,640	8,398
Total non-performing assets	$35,522	$34,132

Non-performing loans to total loans, net	12.26%	10.77%
Non-performing assets to total assets	9.58%	9.06%
Allowance for loan losses to total
loans outstanding	3.16%	2.83%
Allowance for loan losses to
problem assets	17.68%	17.68%
Allowance for loan losses	$4,576	$4,549

(1) Not already included in non-accrual loans also known as accruing troubled debt restructurings.

Loans classified as impaired generally will be non-performing loans, and the accrual of interest is discontinued at the time the loan is 90 days delinquent.  Non-performing assets increased $1.4 million to $35.5 million at June 30, 2012, or 9.6% of total assets, as compared to $34.1 million or 9.1% of total assets at December 31, 2011. These loans are primarily supported by commercial real estate and are currently being carried at management’s best estimate of net realizable value, although further losses may be incurred on loans until the collateral has been acquired and liquidated or other arrangements can be made.  Interest income that would have been recorded for the six months ended June 30, 2012 had non-accruing loans been current in accordance with their original terms amounted to approximately $594,000.

Management has allocated specific reserves to its non-performing assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for non-performing loans are allocated to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of June 30, 2012. Management continues to evaluate and assess all non-performing assets on a regular basis as part of its well-established loan monitoring and review process. At June 30, 2012, criticized and classified loans, which include all non-performing loans, totaled $28.3 million, compared to $28.5 million at December 31, 2011 and $31.1 million at June 30, 2011. Impaired loans totaled $28.4 million at June 30, 2012 compared to $27.5 million at December 31, 2011. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Real estate acquired through foreclosure increased $1.2 million to $9.6 million at June 30, 2012 from $8.4 million at December 31, 2011, primarily as a result of the foreclosure of four commercial real estate properties totaling $1.7 million. OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying values of these assets are believed to be representative of their fair market value, although the ultimate proceeds from the sale of these assets may not be equal to or greater than the carrying values.

Real estate acquired in settlement of loans through foreclosure is summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011

Balance at beginning of period	$8,398	$10,618
Foreclosures added during the period	2,090	3,251
Sales of foreclosed property	(729)	(4,133)
Provision charged as a write-down	(119)	(1,338)
Balance at the end of period	$9,640	$8,398

Liabilities

Total liabilities decreased $6.1 million to $358.1 million at June 30, 2012 from $364.2 million at December 31, 2011. Deposits decreased $2.0 million, or 0.7%, to $281.3 million at June 30, 2012 from $283.2 million at December 31, 2011. The decrease was due to a reduction in funding needs. Security agreements to repurchase increased $571,000 to $5.8 million at June 30, 2012 from $5.3 million at December 31, 2011. Federal Home loan advances decreased $5.0 million due to the maturity of these instruments.

Deposit accounts were as follows (dollars in thousands):

	June 30, 2012			December 31, 2011
	Rate	Balance	%	Rate	Balance	%

NOW accounts:
Commercial non-interest-bearing	--	$21,394	7.61%	--	$19,930	7.04%
Non-commercial	0.32%	86,056	30.60%	0.42%	87,803	31.00%
Money market checking accounts	0.30%	26,109	9.28%	0.36%	23,575	8.32%
Regular savings	0.34%	29,011	10.31%	0.42%	27,064	9.55%
Total demand and savings deposits	0.32%	162,570	57.80%	0.36%	158,372	55.91%
Time deposits:
Up to 1.00%		73,144	26.00%		68,695	24.25%
1.00%-2.00%		45,364	16.13%		55,262	19.51%
2.01%- 3.00%		150	0.05%		148	0.05%
3.01%- 4.00%		47	0.02%		47	0.02%
4.01%- 5.00%		--	--		725	0.26%
Total time deposits	0.71%	118,705	42.20%	0.91%	124,877	44.09%
Total deposit accounts	0.46%	$281,275	100.00%	0.60%	$283,249	100.00%

The maturities of the advances from the FHLB are as follows (dollars in thousands):

	June 31, 2012		December 31, 2011
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate
Contractual Maturity:
Within one year - adjustable rate	$17,000	4.63%	$22,000	4.58%
After one but within three years - adjustable rate	--	--%	--	--%
Greater than five years - adjustable rate	37,500	3.89%	37,500	3.89%
Total advances	$54,500	4.12%	$59,500	4.14%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

Shareholders’ equity increased $177,000, or 1.4%, to $12.6 million at June 30, 2012 from $12.5 million at December 31, 2011 primarily due to a $118,000 decrease in unrealized losses on securities available for sale along with net operating income of $59,000.

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

At June 30, 2012, the Corporation’s investment in marketable securities totaled $153.5 million, all of which was available for sale. In addition, the Corporation had $35.8 million in federal funds sold at June 30, 2012 compared to $14.8 million at December 31, 2011. Approximately $77.3 million and $85.1 million of debt securities at June 30, 2012 and December 31, 2011, respectively, were pledged by the Corporation as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $16.3 million at June 30, 2012. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to mature in one year or less from June 30, 2012, totaled $77.4 million or 27.5% of total deposits. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At June 30, 2012, the Corporation had $54.5 million of FHLB borrowings and $5.8 million of securities sold under agreements to repurchase outstanding. At June 30, 2012, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $19.6 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc., is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares’ primary source of income is dividends received from the Bank. The dividends that may be paid by the Bank to the Corporation are subject to legal limitations and regulatory capital requirements. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) cannot exceed retained net income for that year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. Further, the Corporation cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock have been paid. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on December 21, 2010, that prohibit the Bank from paying cash dividends to the Corporation.  See “Consent Order and Written Agreement”. For the three and six month periods ended June 30, 2012, no cash dividends have been declared or paid by the Bank or the Corporation.

The Corporation is exercising its right to defer the regularly scheduled quarterly distribution on its $12.6 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”) issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. Total dividends deferred to date are $922,000.

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

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. So long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized unless it achieves the higher thresholds required by the consent order. At June 30, 2012, the Bank did not meet the higher Tier 1 capital requirements required by the consent order and is evaluating alternatives to increase capital. The Bank’s capital category as of June 30, 2012 is determined solely for the purpose of applying the PCA restrictions, and the Bank’s capital category as of June 30, 2012 may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

					Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order(1)

	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$16,405	4.42%	$14,839	4.00%	$	n/a	n/a	%
Bank	24,773	6.68	14,825	4.00		29,650	8.00
Tier 1 capital ratio
Corporation	16,405	8.38	7,830	4.00		n/a	n/a
Bank	24,773	12.68	7,816	4.00		n/a	n/a
Total risk-based capital ratio
Corporation	26,569	13.57	15,660	8.00		n/a	n/a
Bank	27,242	13.94	15,632	8.00		23,447	12.00

(1) Minimum capital amounts and ratios presented for the Bank as of June 30, 2012, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $4.2 million at June 30, 2012.

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

In response to the Consent Order, the Bank:

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

●	Implemented and adhered to a program for the maintenance of an adequate allowance for loan and lease loss that is consistent with OCC requirements; and

●	Ensured that the Bank has competent management in place on a full-time basis to carry out the Board’s policies and operate the Bank in a safe and sound manner.

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

Written Agreement with Federal Reserve Bank

On May 20, 2011, the Corporation entered into a written agreement with the Federal Reserve Bank of Richmond, which, among other things:

●	required the Corporation to fully utilize its financial and managerial resources to serve as a source of strength to the Bank;
●	prohibited the Company from paying any dividends and taking any dividends representing a reduction in capital from the Bank, in each case without the prior written approval of the Federal Reserve;
●	prohibited the Corporation from making any distributions on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve; and
●	prohibited the Corporation from incurring, increasing or guaranteeing any debt or redeeming any shares of its common stock, in each case without the prior written approval of the Federal Reserve.

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $16.3 million at June 30, 2012. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the quarter ended June 30, 2012, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Results of operations for the three months ended June 30, 2012 and 2011

General

The Corporation recorded net income to common shareholders of $24,000 for the three months ended June 30, 2012 as compared to a net loss to common shareholders of $110,000 for the same period in 2011. The income in 2012 was primarily due to a reduction in OREO expenses of $721,000 due to expense reductions and recoveries on other real estate owned and no other-than-temporary impairment of securities compared to $191,000 for the three months ended June 30, 2011. These decreases were partially offset by a reduction in net interest income due primarily to lower loan balances due to economic conditions and higher underwriting standards and a $195,000 provision for loan losses for the three months ended June 30, 2012 compared to no provision for the three months ended June 30, 2011.

Average Yields and Rates
(dollars in thousands)

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-earning assets:
Loans (1)	$145,523	$1,805	4.96%	$186,383	$2,344	5.03%
Mortgage-backed securities	64,359	337	2.09%	78,243	729	3.73%
Investment securities	109,120	646	2.37%	76,418	633	3.32%
Deposits and fed funds sold	18,872	5	0.10%	19,177	4	0.08%
Total interest-earning assets	337,874	2,793	3.31%	360,221	3,710	4.12%
Non-interest-earning assets	33,916			33,105
Total assets	$371,790			$393,326
Interest-bearing liabilities:
Deposits	$261,078	340	0.52%	$281,259	663	0.94%
Floating rate junior subordinated deferrable interest debentures	12,372	70	2.26%	12,372	119	3.83%
FHLB advances and other borrowings	60,537	569	3.76%	65,748	624	3.80%
Total interest-bearing liabilities	333,987	979	1.17%	359,379	1,406	1.56%
Non-interest-bearing sources:
Non-interest-bearing deposits	22,084			20,834
Non-interest-bearing liabilities	3,916			3,402
Total liabilities	359,987			383,615
Shareholders’ equity	11,803			9,711
Total liabilities and shareholders’ equity	$371,790			$393,326
Net interest income		$1,814			$2,305
Interest rate spread (3)			2.14%			2.56%
Impact of non-interest-bearing (4) deposits			0.08%			0.06%
Net interest margin (5)			2.22%			2.62%

(1)	Average balance of loans includes non-accruing loans. Interest income includes deferred loan fees and does not include interest on nonaccrual loans.
(2)	Annualized
(3)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest bearing liabilities.
(4)	Represents the reduction of non-interest bearing deposits on total deposit funding costs.
(5)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Interest Income

Interest income decreased $917,000, or 24.7%, to $2.8 million for the three months ended June 30, 2012 as compared to the same period in 2011. Interest income on loans decreased by 23.0%, or $539,000, to $1.8 million for the three months ended June 30, 2012 from $2.3 million for the three months ended June 30, 2011, due primarily to lower average balances due to lower demand and lower interest rates. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities, decreased $378,000, or 27.7%, for the three months ended June 30, 2012 compared to the same period in 2011 due  primarily to lower interest rates offset by higher average balances.

Interest Expense

Interest expense decreased $427,000, or 30.4%, to $979,000 for the three months ended June 30, 2012 as compared to $1.4 million for the three months ended June 30, 2011. Interest expense on deposit accounts decreased $323,000, or 48.7%, to $340,000 for the three months ended June 30, 2012 from $663,000 during the same period in 2011 due primarily to lower average balances as a result of reductions in funding needs and lower market interest rates. Interest expense on borrowings decreased $104,000, to $639,000 for the three months ended June 30, 2012 from $743,000 during the same period in 2011 due primarily to lower average balances as a result of pay-downs and lower market interest rates.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2012 to meet presently known and inherent risks in the loan portfolio.

During the three months ended June 30, 2012, the provision for loan losses was $195,000 compared to no provision for the same period in the previous year. The provision in 2012 was a result of an increase in the classified loan loss ratios that are derived from a three-year historical average and an increase in non-performing assets of $1.3 million to $35.5 million at June 30, 2012, or 9.6% of total assets, as compared to $34.0 million or 8.8% of total assets at June 30, 2011. Non-performing loans decreased $1.7 million from $18.9 million at June  30, 2011 to $17.2 million at June 30, 2012. The high level of non-performing loans relates primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner.

Loan charge-offs and recoveries consisted of the following for the three months ended June 30, 2012 and 2011.
(in thousands)

	Commercial	Consumer	Residential	Total
June 30, 2012

Charge-offs	$256	$188	$6	$450
Recoveries	(4)	(2)	(1)	(7)
Net Charge-offs	$252	$186	$5	$443

	Commercial	Consumer	Residential	Total
June 30, 2011

Charge-offs	$626	$49	$11	$686
Recoveries	(87)	(22)	--	(109)
Net Charge-offs	$539	$27	$11	$577

Specific reserves for non-performing loans at June 30, 2012 were $692,000 compared to $1.4 million for non-performing loans at June 30, 2011. Management believes the specific reserves allocated to these and other non-accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believes to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects that further deterioration of economic conditions in the Corporation’s market areas is likely in the short-term, especially with respect to real estate related activities and real property values.

Non-Interest Income

Total non-interest income increased $193,000, or 25.7%, to $944,000 for the three months ended June 30, 2012 from $751,000 for the same period in the previous year. The increase was due primarily to no other-than-temporary impairment charge for the current year as compared to $191,000 at June 30, 2011. An other-than-temporary impairment charge of $191,000 was  required at June 30, 2011 for write-downs on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities.

Non-Interest Expense

For the three months ended June 30, 2012, total non-interest expense decreased $632,000, or 20.8%, to $2.4 million. OREO and loan operations expense decreased $722,000, or 109.9%, to ($65,000) for the three months ended June 30, 2012 from $657,000 for the same period in 2011, due primarily to reductions in operating expenses for foreclosed loans and recoveries from the sale of other real estate owned properties. Occupancy expense increased $17,000, or 2.6%, to $674,000 for the three months ended June 30, 2012 from $657,000 for the same period in 2011, due primarily to an increase in property taxes. Deposit insurance premiums expense increased $32,000, to $211,000 for the three months ended June 30, 2012 from $179,000 for the same period in 2011, due to higher FDIC premium assessments. Professional services expense increased $18,000, or 10.3%, to $192,000 for the three months ended June 30, 2012 from $174,000 for the same period in 2011 due primarily to higher consultant expense. Items processing expense decreased $6,000, or 8.0%, to $69,000 for the three months ended June 30, 2012 from $75,000 for the same period in 2011, due primarily to lower NOW account balances due to rate reductions. Other expense increased $30,000, or 15.5%, to $223,000 for the three months ended June 30, 2012 from $193,000 for the same period in 2011, due primarily to an increase in checking account charge-offs along with higher facilities property insurance.

Income taxes

Income taxes for the three months ended June 30, 2012 was $12,000 as compared to $7,000 for the same period in 2011. The Corporation has net operating loss carry-forwards of approximately $30.0 million which will expire by December 31, 2030 if not utilized to offset taxable income prior to that date. Therefore, federal income tax expense is not being recognized on taxable income.

Results of operations for the six months ended June 30, 2012 and 2011

General

The Corporation recorded a net loss to common shareholders of $178,000 for the six months ended June 30, 2012 as compared to a net loss to common shareholders of $116,000 for the same period in 2011. The increase in the loss in 2012 was primarily due to a provision for loan losses in 2012 of $630,000, as a result of an increase in the classified loan loss ratios that are derived from a three-year historical average and an increase in non-performing assets, and a decrease in net interest income. The provision was offset by higher gain on sales of securities of $525,000 and a reduction in OREO expenses of $745,000 due to expense reductions and recoveries on other real estate owned.

Average Yields and Rates
(dollars in thousands)

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)

Interest-earning assets:
Loans (1)	$150,284	$3,781	5.03%	$192,162	$4,788	4.98%
Mortgage-backed securities	66,893	766	2.29%	77,421	1,361	3.52%
Investment securities	101,726	1,244	2.45%	69,815	1,149	3.39%
Deposits and fed funds sold	20,867	8	0.07%	26,845	14	0.34%
Total interest-earning assets	339,770	5,799	3.41%	366,243	7,312	3.99%
Non-interest-earning assets	34,280			34,378
Total assets	$374,050			$400,621
Interest-bearing liabilities:
Deposits	$262,195	718	0.55%	$287,422	1,543	1.07%
Floating rate junior subordinated deferrable interest debentures	12,372	141	2.27%	12,372	237	3.82%
FHLB advances and other borrowings	61,997	1,175	3.79%	67,028	1,243	3.71%
Total interest-bearing liabilities	336,564	2,034	1.21%	366,822	3,023	1.65%
Non-interest-bearing sources:
Non-interest-bearing deposits	21,488			20,353
Non-interest-bearing liabilities	3,842			3,448
Total liabilities	361,894			390,623
Shareholders’ equity	12,156			9,998
Total liabilities and shareholders’ equity	$374,050			$400,621
Net interest income		$3,765			$4,289
Interest rate spread (3)			2.20%			2.35%
Impact of non-interest-bearing (4) deposits			0.08			0.07
Net interest margin (5)			2.28%			2.42%

(1)	Average balance of loans includes non-accruing loans. Interest income includes deferred loan fees and does not include interest on nonaccrual loans.
(2)	Annualized
(3)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest bearing liabilities.
(4)	Represents the reduction of non-interest bearing deposits on total deposit funding costs.
(5)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Interest Income

Interest income decreased $1.5 million, or 20.7%, to $5.8 million for the six months ended June 30, 2012 as compared to the same period in 2011. Interest income on loans decreased by 21.0%, or $1.0 million, to $3.8 million for the six months ended June 30, 2012 from $4.8 million for the six months ended June 30, 2011, due primarily to lower average balance of loans as a result of a decrease in demand. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $506,000, or 20.1%, for the six months ended June 30, 2012 due to lower investment yields due to declining market interest rates, offset by higher average balances.

Interest Expense

Interest expense decreased $989,000, or 32.7%, to $2.0 million for the six months ended June 30, 2012 as compared to $3.0 million for the six months ended June 30, 2011. Interest expense on deposit accounts decreased $825,000, or 53.5%, to $718,000 for the six months ended June 30, 2012 from $1.5 million during the same period in 2011 due primarily to lower market interest rates and lower average balances as a result of lower funding needs. Interest expense on borrowings decreased $164,000, or 11.1%, to $1.3 million for the six months ended June 30, 2012 as compared to the same period in the previous year due to lower average balances and lower market interest rates.

Provision for Loan Losses

During the six months ended June 30, 2012, the provision for loan losses was $630,000 compared to no provision for the same period in the previous year. The provision in 2012 was a result of an increase in the classified loan loss ratios that are derived from a three-year historical average and an increase in non-performing assets of $1.5 million to $35.5 million at June 30, 2012, or 9.6% of total assets, as compared to $34.0 million or 8.8% of total assets at June 30, 2011. During the six months ended June 30, 2012, bad debt charge-offs, net of recoveries, were $603,000 as compared to $1.0 million for the same period in the previous year. In addition, specific reserves on non-performing loans were $692,000 for the six months ended June 30, 2012 compared to $1.4 million for the same period in the previous year. The Corporation’s loan loss allowance at June 30, 2012 was approximately 3.2% of the Corporation’s outstanding loan portfolio compared to 3.6% of the Corporation’s outstanding loan portfolio  at June 30, 2011.

Non-Interest Income

Total non-interest income increased $407,000, or 29.2%, to $1.8 million for the six months ended June 30, 2012 from $1.4 million for the same period in the previous year. The increase was due primarily to higher gain on sale of investment securities along with a reduction in other than temporary impairment write-downs on securities. Gain on sale of investments were $525,000 from security sales of $23.9 million for the six months ended June 30, 2012 compared to $278,000 from security sales of $24.0 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. The prior year period included other than temporary impairment write-downs on securities of $191,000 from write-downs recorded on trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Fees from financial services decreased $31,000, or 2.4%, to $1.3 million for the six months ended June 30, 2012 due to lower return check charges as a result of new government regulations on checking accounts.

Non-Interest Expense

For the six months ended June 30, 2012, total non-interest expense decreased $681,000, or 12.3%, to $4.9 million from $5.5 million for the same period in 2011. OREO and loan operations expense decreased $745,000, or 90.7%, to $76,000 for the six months ended June 30, 2012 from $821,000 for the same period in 2011, due primarily to lower costs associated with loan foreclosures and write-downs required to adjust other real estate owned to fair market value. Deposit insurance premiums expense increased $37,000, to $394,000 for the six months ended June 30, 2012 from $357,000 for the same period in 2011, due to higher FDIC premium assessments. Professional services expense increased $45,000, or 14.5%, to $355,000 for the six months ended June 30, 2012 from $310,000 for the same period in 2011 due primarily to higher audit and consultant expense. Items processing expense decreased $14,000, or 9.3%, to $137,000 for the six months ended June 30, 2012 from $151,000 for the same period in 2011, due primarily to lower NOW account balances due to rate reductions. Other expense decreased $16,000, or 4.0%, to $382,000 for the six months ended June 30, 2012 from $398,000 for the same period in 2011, due primarily to a reduction in checking account charge-offs.

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

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. However, under the written agreement between the Corporation and the Federal Reserve Bank, the Corporation cannot repurchase its shares without the prior written consent of the Federal Reserve Bank. The Corporation did not repurchase any shares during the three months ended June 30, 2012 and 36,034 shares remain under the previously authorized plans.

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

The following materials from Provident Community Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity  and (v) related notes.

*Furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: August 14, 2012	By:	/s/ Dwight V. Neese
Dwight V. Neese, President and
Chief Executive Officer

Date: August 14, 2012	By:	/s/ Richard H. Flake
Richard H. Flake, Executive Vice President
and Chief Executive Officer