Form 10-Q
period 2012-09-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2012-11-14
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____ to____

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
Yes           No X

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of November 5, 2012.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2012 and December 31, 2011

	September 30,	December 31,
ASSETS	2012	2011
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$4,908	$4,900
Interest earning balances with the Federal Reserve	2,618	4,241
Federal funds sold	20,025	14,752
Cash and cash equivalents	27,551	23,893

Investment and mortgage-backed securities-available for sale	167,478	165,878

Loans, net of unearned fees	134,996	160,568
Allowance for loan losses (ALLL)	(4,505)	(4,549)
Loans, net of ALLL	130,491	156,019

Real estate acquired through foreclosure	9,620	8,398
Office properties and equipment, net	3,242	4,787
Federal Home Loan Bank stock, at cost	2,253	3,363
Federal Reserve Bank stock, at cost	749	689
Accrued interest receivable	1,125	1,340
Cash surrender value of life insurance	8,138	7,923
Other assets	3,801	4,355
TOTAL ASSETS	$354,448	$376,645

LIABILITIES

Demand and savings deposits	$163,489	$158,372
Time deposits	117,934	124,877
Total deposits	281,423	283,249
Advances from the Federal Home Loan Bank	37,500	59,500
Securities sold under agreements to repurchase	6,057	5,268
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	1,080	1,028
Other liabilities	3,092	2,758
TOTAL LIABILITIES	341,524	364,175

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500, 000 shares
issued and outstanding - 9,266 shares
at September 30, 2012 and December 31, 2011	9,258	9,255
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued-2,192,958 and outstanding-1,790,599 shares at September 30, 2012
and December 31, 2011, respectively	20	20
Common stock warrant	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(100)	(387)
Retained deficit, substantially restricted	(2,898)	(3,062)
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	12,924	12,470

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$354,448	$376,645

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)		(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$1,775	$2,151	$5,556	$6,939
Deposits and federal funds sold	5	3	13	17
Interest on mortgage-backed securities	348	677	1,115	2,038
Interest and dividends on investment securities	592	650	1,835	1,799
Total interest income	2,720	3,481	8,519	10,793

Interest Expense:
Deposit accounts	312	552	1,030	2,095
Floating rate junior subordinated deferrable interest debentures	69	118	210	355
Advances from the FHLB and other borrowings	448	632	1,622	1,875
Total interest expense	829	1,302	2,862	4,325

Net Interest Income	1,891	2,179	5,657	6,468
Provision for loan losses	--	290	630	290
Net interest income after
provision for loan losses	1,891	1,889	5,027	6,178

Non-Interest Income:
Fees for financial services	722	645	1,986	1,929
Other fees, net	4	5	14	27
Other-than-temporary-impairment write-down on securities	--	(218)	--	(409)
Net gain on sale of investments	584	419	1,108	697
Total non-interest income	1,310	851	3,108	2,244

Non-Interest Expense:
Compensation and employee benefits	1,028	1,008	3,154	3,115
Occupancy and equipment	654	623	1,934	1,911
Deposit insurance premiums	217	179	611	536
Professional services	164	144	519	454
Advertising and public relations	5	5	29	25
OREO and loan operations	539	483	614	1,304
Items processing	65	74	202	225
Telephone	44	40	133	133
Other	223	178	605	576
Total non-interest expense	2,939	2,734	7,801	8,279

Net income before income taxes	262	6	334	143
Expense for income taxes	154	7	167	25
Net income (loss)	108	(1)	167	118
Accretion of preferred stock to redemption value and preferred dividends accrued	120	120	356	355
Net loss to common shareholders	$(12)	$(121)	$(189)	$(237)

Net loss per common share (basic)	$(0.01)	$(0.07)	$(0.11)	$(0.13)

Net loss per common share (diluted)	$(0.01)	$(0.07)	$(0.11)	$(0.13)

Weighted average number of common shares outstanding

Basic	1,790,599	1,790,599	1,790,599	1,790,599

Diluted	1,790,599	1,790,599	1,790,599	1,790,599

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(DOLLARS IN THOUSANDS)		(DOLLARS IN THOUSANDS)

Net income (loss)	$108	$(1)	$167	$118

Other comprehensive income, net of tax:
unrealized holding gains on securities available for sale
arising during period	530	2,453	974	2,846

Less reclassification adjustment for gains in net income	(361)	(132)	(687)	(179)

Comprehensive income	$277	$2,320	$454	$2,785

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2012 and 2011 (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net income	$167	$118
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	630	290
Amortization of securities	1,215	495
Depreciation expense	269	292
Recognition of deferred income, net of costs	(209)	(85)
Deferral of fee income, net of costs	200	99
Other than temporary impairment charge on AFS securities	--	409
Gain on investment transactions	(1,108)	(697)
(Gain) loss on OREO sales	(77)	14
OREO impairment	650	1,272
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	215	456
Increase in cash surrender value of life insurance	(215)	(252)
Decrease in other assets	554	311
Increase in other liabilities	334	370
Increase in accrued interest payable	52	301

Net cash provided by operating activities	2,677	3,393

INVESTING ACTIVITIES:

Purchase of investment and mortgage-backed securities:
Available for sale	(166,011)	(97,885)
Proceeds from sale of investment and mortgage-
backed securities:
Available for sale	38,954	50,210
Proceeds from maturity of investment and mortgage-
backed securities:
Available for sale	114,199	37,237
Principal repayments on mortgage-backed securities:
Available for sale	11,438	7,748
Net decrease in loans	22,841	33,489
Redemption of FHLB/FRB stock	1,050	285
Proceeds from sales of foreclosed assets, net of costs and improvements	1,627	3,532
Purchase of office properties and equipment	(80)	(28)

Net cash provided by investing activities	24,018	34,588

FINANCING ACTIVITIES:

Proceeds from redemption of life insurance	--	1,032
Decrease in other borrowings	(21,211)	(4,663)
Decrease in deposit accounts	(1,826)	(22,632)

Net cash used by financing activities	(23,037)	(26,263)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	3,658	11,718

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	23,893	24,865

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$27,551	$36,583

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$--	$--
Interest	2,810	4,024

Non-cash transactions:
Loans foreclosed	$3,422	$3,299
Unrealized gains on securities available for sale, net of income tax	974	2,846
Bank property transferred to OREO	1,356	--

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2012 and 2011 (Unaudited)

							Retained	Accumulated
						Additional	Earnings,	Other		Total
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Treasury Stock	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Income (loss)	at Cost	Equity
			(Dollars in Thousands, Except Share Data)
BALANCE AT DECEMBER 31, 2010	9,266	$9,250	1,790,599	$20	$25	$12,919	$(2,867)	$(2,778)	$(6,300)	$10,269

Net income							118			118

Other comprehensive income, net of tax of $968 on
unrealized holding gains on securities available for sale
arising during period								2,846		2,846
Less reclassification adjustment for gains and other than
temporary investment charge in net income, net of tax								(179)		(179)
Comprehensive income

Accretion of Preferred Stock to redemption value		4					(4)			--

BALANCE AT SEPTEMBER 30, 2011	9,266	$9,254	1,790,599	$20	$25	$12,919	$(2,753)	$(111)	$(6,300)	$13,054

BALANCE AT DECEMBER 31, 2011	9,266	$9,255	1,790,599	$20	$25	$12,919	$(3,062)	$(387)	$(6,300)	$12,470

Net income							167			167

Other comprehensive income, net of tax of $341 on
unrealized holding gains on securities available for sale
arising during period								974		974

Less reclassification adjustment for gains in net income								(687)		(687)

Accretion of Preferred Stock to redemption value		3					(3)			--

BALANCE AT SEPTEMBER 30, 2012	9,266	$9,258	1,790,599	$20	$25	$12,919	$(2,898)	$(100)	$(6,300)	$12,924

See notes to consolidated financial statements

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) and Provident Community Bank, N.A. (the “Bank”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. This quarterly report should be read in conjunction with the Corporation’s annual report on Form 10-K for the year ended December 31, 2011. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

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

2.           Loss Per Common Share

Basic loss per common share amounts for the three and nine months ended September 30, 2012 and 2011 were computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts for the dilutive effect of outstanding common stock options  and warrants during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted loss per share calculation for the three and nine months ended September 30, 2012 and 2011 as all outstanding options and warrants had a higher average exercise price than the average market price and were therefore anti-dilutive. Anti-dilutive common stock equivalents that were excluded in the diluted loss per common share calculation for the three and nine months ended September 30, 2012 and 2011 were 235,380 and 265,543, respectively.

3.           Assets Pledged

Approximately $64.0 million and $85.1 million of debt securities at September 30, 2012 and December 31, 2011, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank (the “FHLB”) advances commercial and residential real estate mortgage loans under a collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the FHLB that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4.           Loans, net

Loans receivable consisted of the following (dollars in thousands):

	September 30,	December 31,
	2012	2011
Mortgage loans:
Fixed-rate residential	$6,820	$8,063
Adjustable-rate residential	3,431	3,967
Commercial real estate	79,803	97,547
Construction	--	308
Total mortgage loans	90,054	109,885
Commercial non-real estate	9,600	12,939
Consumer loans:
Home equity	14,542	14,590
Consumer and installment	20,555	22,939
Consumer lines of credit	286	300
Total consumer loans	35,383	37,829
Total loans	135,037	160,653
Less:
Unamortized loan discount	(193)	(231)
Allowance for loan losses	(4,505)	(4,549)
Net deferred loan origination costs	152	146
Total, net	$130,491	$156,019
Weighted-average interest rate of loans	5.01%	5.08%

Information about impaired loans for the periods ended September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30,	December 31,
	2012	2011

Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10/Statement No. 114	$10,336	$1,923
Other impaired loans	17,889	25,550
Total impaired loans	$28,225	$27,473
Average monthly balance of impaired loans	$29,013	$29,916
Specific allowance for credit losses	$1,786	$439

Impaired Loans
For the Periods Ended September 30, 2012 and December 31, 2011
(in thousands)

September 30, 2012	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment

With no related allowance recorded:

Commercial
Commercial Real Estate	$14,913	$11,643	$--	$13,278
Commercial Non Real Estate	971	764	--	868

Consumer
Consumer – other	4,034	3,124	--	3,579
Consumer - home equity	784	756	--	770

Residential Real Estate
1-4 Family	1,692	1,601	--	1,646

With a related allowance recorded:

Commercial
Commercial Real Estate	$6,583	$6,410	$1,067	$6,496
Commercial Non Real Estate	1,355	1,205	54	1,280

Consumer
Consumer - other	2,267	2,254	546	2,261

Residential Real Estate
1-4 Family	537	467	119	502

Total:	$33,136	$28,225	$1,786	$30,306
Commercial	23,822	20,022	1,121	21,922
Consumer	7,085	6,135	546	6,611
Residential	2,229	2,068	119	2,148

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment

With no related allowance recorded:

Commercial
Commercial Real Estate	$22,454	$16,949	$--	$19,702
Commercial Non Real Estate	2,376	2,075	--	2,225

Consumer
Consumer - other	5,135	4,203	--	4,669
Consumer - home equity	511	491	--	501

Residential Real Estate
1-4 Family	1,891	1,832	--	1,862

With a related allowance recorded:

Commercial
Commercial Real Estate	$1,564	$1,403	$306	$1,483
Commercial Non Real Estate	282	281	60	282

Consumer
Consumer - other	239	239	73	239

Total:	$34,452	$27,473	$439	$30,963
Commercial	26,676	20,708	366	23,692
Consumer	5,885	4,933	73	5,409
Residential	1,891	1,832	--	1,862

At September 30, 2012 and December 31, 2011, loans which are accounted for on a non-accrual basis:

Loans Receivable on Non-accrual Status
As of September 30, 2012 and December 31, 2011
(in thousands)

	September 30,	December 31,
	2012	2011
Commercial
Commercial real estate	$10,147	$11,338
Commercial non real estate	1,238	1,340

Consumer
Consumer – other	2,445	2,536
Consumer – automobile	35	65
Consumer – home equity	623	307

Residential Real Estate
1-4 family	1,298	1,220
Total	$15,786	$16,806

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)

The following tables present the activity in the allowance for loan losses by portfolio segment as of September 30, 2012 and 2011.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2012

Allowance for loan losses:

Beginning balance	$1,887	$1,920	$484	$258	$4,549
Charge-offs	(82)	(325)	(363)	(7)	(777)
Recoveries	5	90	4	4	103
Provisions	(202)	--	692	140	630
Ending Balance	$1,608	$1,685	$817	$395	$4,505

September 30, 2011

Allowance for loan losses:

Beginning balance	$2,166	$4,602	$335	$276	$7,379
Charge-offs	(334)	(3,217)	(189)	(3)	(3,743)
Recoveries	35	155	27	40	257
Provisions	--	182	186	(78)	290
Ending Balance	$1,867	$1,722	$359	$235	$4,183

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2012

Allowance for loan losses:

Beginning balances attributable to loans
Individually evaluated for impairment	$54	$1,067	$546	$119	$1,786
Collectively evaluated for impairment	1,554	618	271	276	2,719

Ending Balance	$1,608	$1,685	$817	$395	$4,505

Loans receivable:

Ending balance – total	$9,600	$79,803	$35,383	$10,251	$135,037

Ending balances:
Individually evaluated for impairment	$1,969	$18,053	$6,135	$2,068	$28,225

Collectively evaluated for impairment	$7,631	$61,750	$29,248	$8,183	$106,812

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2011

Allowance for loan losses:

Beginning balances attributable to loans
Individually evaluated for impairment	$60	$306	$73	$--	$439
Collectively evaluated for impairment	1,827	1,614	411	258	4,110

Ending Balance	$1,887	$1,920	$484	$258	$4,549

Loans receivable:

Ending balance – total	$12,939	$97,547	$37,829	$12,338	$160,653

Ending balances:
Individually evaluated for impairment	$2,356	$18,352	$4,933	$1,832	$27,473

Collectively evaluated for impairment	$10,583	$79,195	$32,896	$10,506	$133,180

Credit Quality Indicators
As of September 30, 2012 and December 31, 2011
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

Commercial Credit Exposure (1)
Credit Risk Profile by Creditworthiness Category

	Commercial Non Real		Commercial Real
	Estate		Estate
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Grade 1 Minimal Risk	$63	$51	$--	$--
Grade 2 Low Risk	--	223	--	--
Grade 3 Moderate Risk	86	363	7,354	9,242
Grade 4 Acceptable Risk	4,880	6,458	30,004	39,168
Grade 5 Watch	1,467	1,778	20,948	21,263
Grade 6 Special Mention	2,239	1,933	7,429	9,890
Grade 7 Substandard	770	1,926	12,818	17,984
Grade 8 Doubtful	95	206	1,250	--
Total	$9,600	$12,939	$79,803	$97,547

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

Consumer Credit Exposure (1)
Credit Risk Profile by Internally Assigned Grade

	Residential		Consumer
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Grade:
Pass	$8,512	$10,833	$29,293	$33,307
Special mention	632	243	2,043	480
Substandard	1,107	1,262	4,047	4,042
Total	$10,251	$12,338	$35,383	$37,829

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Exposure (1)
Credit Risk Profile Based on Payment Activity

	Consumer				Residential real estate
	Other		Automobile		Home equity		1-4 family
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011

Performing	$17,578	$19,760	$783	$878	$13,919	$14,282	$8,953	$11,118
Nonperforming	2,445	2,536	35	65	623	308	1,298	1,220
Total	$20,023	$22,296	$818	$943	$14,542	$14,590	$10,251	$12,338

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Loans graded one through five are considered “pass” credits.  As of September 30, 2012, approximately 76% of the loan portfolio were considered pass credits.  For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of six are not considered classified; however they are categorized as a special mention or watch list credit. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2012, we had loans totaling $12.3 million rated as Special Mention.

Loans graded seven or greater are considered classified credits. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. The loan has well-defined weaknesses that jeopardize the liquidation value and has the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of Substandard but have additional factors that make collection or liquidation in full highly questionable and improbable. At September 30, 2012, classified loans totaled $20.1 million, with all but one loan being collateralized by real estate. This compares to classified loans of $25.4 million at December 31, 2011.Classified credits are evaluated for impairment on a quarterly basis.

The following are past due loans for the Corporation’s loans receivable for the periods ended September 30, 2012 and December 31, 2011(in thousands).

			Greater		90 days
	30 – 59 Days	60 – 89 Days	Than	Total Past	Past Due		Total Loans
	Past Due	Past Due	90 Days	Due	& Still Accruing	Current	Receivable

September 30, 2012

Commercial:
Commercial non real estate	$36	$--	$643	$679	$--	$8,921	$9,600
Commercial real estate	437	91	7,522	8,050	--	71,753	79,803
Consumer:
Consumer – other	90	139	1,287	1,516	--	18,507	20,023
Consumer – automobile	11	8	6	25	--	793	818
Consumer – home equity	245	80	537	862	--	13,680	14,542
Residential 1-4 family	511	284	544	1,339	--	8,912	10,251
Total	$1,330	$602	$10,539	$12,471	$--	$122,566	$135,037

December 31, 2011

Commercial:
Commercial non real estate	$485	$139	$996	$1,237	$383	$11,319	$12,939
Commercial real estate	714	472	8,046	9,232	--	88,315	97,547
Consumer:
Consumer – other	422	69	2,052	2,543	--	19,753	22,296
Consumer – automobile	69	--	--	69	--	874	943
Consumer – home equity	408	47	182	578	59	13,953	14,590
Residential 1-4 family	482	--	675	1,157	--	11,181	12,338
Total	$2,580	$727	$11,951	$14,816	$442	$145,395	$160,653

Troubled Debt Restructurings

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they were considered troubled debt restructurings (TDRs) under the amended guidance. The Corporation identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as  impaired. At September 30, 2012, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $2.8 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $283,000. The following are loan modifications for the Corporation’s loans receivable for the three and nine month periods ended September 30, 2012.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
Troubled Debt Restructurings	of New	Recorded	Recorded	of New	Recorded	Recorded
Added during current period	Contracts	Investment	Investment	Contracts	Investment	Investment
	(in thousands)			(in thousands)
Commercial:
Commercial non real estate	1	$201	$181	1	$201	$181
Commercial real estate	4	520	519	7	788	776
Consumer:
Consumer – other	10	1,128	1,127	17	1,891	1,890

Residential 1-4 family	--	--	--	1	1	1
Total	15	$1,849	$1,827	26	$2,881	$2,848

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Post			Post
		Modification			Modification
	Number	Outstanding	Defaulted	Number	Outstanding	Defaulted
Troubled Debt Restructurings	of New	Recorded	Recorded	of New	Recorded	Recorded
Defaulted during the period	Contracts	Investment	Investment	Contracts	Investment	Investment
Added since June 30, 2011	(in thousands)			(in thousands)

Commercial:
Commercial non real estate	--	$--	$--	1	$290	$273
Commercial real estate	2	689	689	3	864	854
Consumer:
Consumer – other	1	70	70	1	70	70
Total	3	$759	$759	5	$1,224	$1,197

During the nine months ended September 30, 2012, the Corporation modified 26 loans that were considered to be troubled debt restructurings. We extended the terms for 13 of these loans and the interest rate was lowered for 9 of these loans. During the nine months ended September 30, 2012, the Corporation had 26 loans default that had previously been restructured, 3 of which went into default in the quarter and 7 of which went into default during the previous 12 months.

5.           Contingencies and loan commitments

In the ordinary course of business, the Corporation enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at September 30, 2012 related to these items is summarized below:

Loan Commitments:	Contract Amount

Unused portions of loans and credit lines	$15,390,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Total loan commitments outstanding at September 30, 2012 consisted of fixed and adjustable rate loans at rates ranging from 4.5% to 6.5%.

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at September 30,
Name	2012	2011	Rate	Maturity	Distribution Payment Frequency
Provident Community Bancshares Capital Trust I	$4,000,000	$4,000,000	2.21%	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.21%	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets recorded at fair value on a recurring basis by level within the hierarchy as of September 30, 2012 and December 31, 2011 (in thousands).

		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
Government Sponsored Enterprises	$107,588	$107,588	$--	$--
Trust Preferred Securities	4,308	--	2,801	1,507
Total Investment Securities	111,896	107,588	2,801	1,507
Mortgage-Backed and Related Securities	55,582	--	55,582	--
Total	$167,478	$107,588	$58,383	$1,507

		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
U.S. Agency Obligations	$1	$1	$--	$--
Government Sponsored Enterprises	87,538	87,538	--	--
Trust Preferred Securities	4,205	--	2,750	1,455
Total Investment Securities	91,744	87,539	2,750	1,455
Mortgage-Backed and Related Securities	74,134	--	74,134	--
Total	$165,878	$87,539	$76,884	$1,455

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2012.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(in thousands)
Investment Securities	Available-for-Sale

Beginning balance at June 30, 2012	$1,521
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	27
Purchases, sales, issuances and settlements, net	(41)
Ending balance at September 30, 2012	$1,507

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(in thousands)
Investment Securities	Available-for-Sale

Beginning balance at December 31, 2011	$1,455
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	90
Purchases, sales, issuances and settlements, net	(38)
Ending balance at September 30, 2012	$1,507

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows: (in thousands)

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
	September 30, 2012	Technique	Inputs	Input Value

Non-performing Loans	$14,000	Appraised Value/	Appraisals and/or sales of	n/a
		Discounted Cash Flows/	comparable properties/
		Market Value of the Note	Independent quotes

OREO	9,620	Appraised Value/	Appraisals and/or sales of	n/a
		Comparable Sales/	comparable properties/
		Other Estimates from	Independent quotes/bids
Independent Sources
Total assets at fair value	$23,620

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2012
Financial Instruments - Assets
Cash and cash equivalents	$27,551	$27,551	$27,551	$--	$--
Loans	130,491	131,483	--	--	131,483

Financial Instruments – Liabilities
Time deposits	$117,934	$118,335	$-	$118,335	$--
Securities sold under agreements
to repurchase	6,057	6,057	--	6,057	--
Subordinated debentures	12,372	12,372	--	12,372	--

December 31, 2011
Financial Instruments - Assets
Cash and cash equivalents	$23,893	$23,893	$23,893	$--	$--
Loans	156,019	161,219	--	--	161,219

Financial Instruments – Liabilities
Time deposits	$124,877	$125,404	$--	$125,404	$--
Securities sold under agreements
to repurchase	5,268	5,268	--	5,268	--
Subordinated debentures	12,372	12,372	--	12,372	--

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

Under the terms of the TARP Preferred Stock, the Corporation is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year.  Dividend payments may be deferred, but the dividend is cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. The Corporation exercised its right on July 22, 2010 to defer its regular quarterly cash dividend on its TARP Preferred Stock. Total deferred dividends to date is $1 million. No action has been taken by the holder of the TARP Preferred Stock regarding board appointments.

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

The general allocated segment for loan loss calculation includes a stratification of loan categories subdivided by residential mortgage, commercial, commercial real estate and consumer loans. These stratifications are further divided into individual segments by call report groupings. The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. The allowance for each portfolio segment is developed from a combination of factors that reflects management’s best judgment of the extent to which environmental factors, current trends and historical loss levels are accurate indicators of current losses in the portfolio. Each category is rated for all loans including pass rated groups, special mention loans, and adversely classified non-impaired credits. The weights assigned to each performing group is developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition, as the amount of loans in each category increases and decreases, the provision for loan loss calculation adjusts accordingly. Recovery of the carrying value of loans is dependent to some extent on the future economic environment and operating and other conditions that may be beyond the Corporation’s control.  Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance (and future results of operation).

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

Income Taxes

Some of the more critical judgments supporting the deferred tax asset amount include judgments about the recovery of these accrued tax benefits.  Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies. Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences projected to occur, in December, 2011, management established a valuation allowance in the amount of $816,000 for the portion of the net deferred tax asset that is not recoverable through loss carry-backs.

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

Financial Condition

Assets

Assets decreased $22.2 million, or 5.9%, to $354.4 million at September 30, 2012 from $376.6 million at December 31, 2011. The largest decrease in assets was the reduction in net loans, which decreased $25.5 million from December 31, 2011 to September 30, 2012, due primarily to a significant reduction in loan demand as a result of economic conditions in South Carolina and more stringent underwriting standards. Investment securities at September 30, 2012 increased $1.6 million, or 1.0%, to $167.5 million from $165.9 million at December 31, 2011, primarily due to a decrease in mortgage-backed securities, offset by an increase in securities of government sponsored enterprises. Federal funds sold at September 30, 2012 increased $5.3 million to $20.0 million from $14.8 million at December 31, 2011 as a result of funds invested with proceeds from sales and maturities of securities and loan payments.

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at September 30, 2012 was 2.19% compared to 2.14% at December 31, 2011.

The carrying values of the investment securities at September 30, 2012 and December 31, 2011 and percentage of each category to total investments are as follows: (dollars in thousands)

	September 30, 2012		December 31, 2011
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Available for sale:
Investment Securities:
U.S. Agency Obligations	$--	-%	$1	0.01%
Government Sponsored Enterprises	107,588	64.24	87,538	52.77
Trust Preferred Securities	4,308	2.57	4,205	2.53
Total Investment Securities	111,896	66.81	91,744	55.31
Mortgage-Backed Securities	55,582	33.19	74,134	44.69
Total	$167,478	100.00%	$165,878	100.00%

The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All securities were classified as available for sale at September 30, 2012.

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

The amortized cost and fair value of investment securities are summarized as follows:

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of September 30, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investment Securities:
Government Sponsored Enterprises	$107,025	$564	$(1)	$107,588
Trust Preferred Securities	6,340	–	(2,032)	4,308
Total Investment Securities	113,365	564	(2,033)	111,896
Mortgage-Backed Securities:
Fannie Mae	15,847	163	(13)	15,997
Ginnie Mae	24,691	857	(34)	25,514
Freddie Mac	13,410	337	(--)	13,747
Collateralized Mortgage Obligations	320	4	(--)	324
Total Mortgage-Backed Securities	54,268	1,361	(47)	55,582
Total Available for Sale	$167,633	$1,925	$(2,080)	$167,478

	As of December 31, 2011
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investment Securities:
U.S. Agency Obligations	$1	$--	$--	$1
Government Sponsored Enterprises	87,295	259	(16)	87,538
Trust Preferred Securities	6,378	--	(2,173)	4,205
Total Investment Securities	93,674	259	(2,189)	91,744
Mortgage-Backed Securities:
Fannie Mae	17,609	250	(5)	17,854
Ginnie Mae	29,854	868	(52)	30,670
Freddie Mac	24,966	305	(13)	25,258
Collateralized Mortgage Obligations	370	--	(18)	352
Total Mortgage-Backed Securities	72,799	1,423	(88)	74,134
Total Available for Sale	$166,473	$1,682	$(2,277)	$165,878

The maturities of securities at September 30, 2012 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$2,000	$2,002
Due after one year through five years	11	11
Due after five years through ten years	30,423	30,603
Due after ten years	135,199	134,862
Total Investment and Mortgage-Backed Securities	$167,633	$167,478

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Government Sponsored Enterprises	$2,499	$1	$–	$–	$2,499	$1
Trust Preferred Securities	–	–	4,308	2,032	4,308	2,032
Mortgage-Backed Securities	5,239	13	2,359	34	7,598	47
Total	$7,738	$14	$6,667	$2,066	$14,405	$2,080

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

Amounts in the following table are in thousands.

Security Name	Single/ Pooled	Class Tranche	Amortized Cost	Fair Value	Unrealized Loss		Credit Portion	Other	YTD OTTI Total	Life to Date OTTI Total
Alesco II	Pooled	B-1	$1,161	$1,027	$134		$--	$--	$--	$1,423
MM Com III	Pooled	B	528	364	164		--	--	--	68
PreTSL IV	Pooled	Mezz	152	105	47		--	--	--	--
PreTSL X	Pooled	B-2	499	10	489	*	--	--	--	1,062
Total			$2,340	$1,507	$834		$--	$--	$--	$2,553

*This security was sold on October 3, 2012 for $504,000, resulting in a gain of $5,000. Delinquent interest in the pool was brought current, thereby, increasing the fair market value after quarter end.

OTTI-Other Than Temporary Impairment

	Lowest Rating (1)	% of Current Performing	% Deferrals/ Defaults (2)	High	Low	Discount Margin (3)
Alesco II	C	82.64%	17.36%	1.20%	0.40%	4.65%
MM Com III	CC	58.89%	41.11%	1.20%	0.40%	5.05%
PreTSL IV	CCC	72.93%	27.07%	1.50%	0.75%	2.25%
PreTSL X	C	61.76%	38.24%	1.50%	0.75%	1.70%

Notes to table above:

(1)	Credit Ratings represent Moody’s and Fitch ratings (S&P does not rate this security)
(2)	The ratio represents the amount of underlying trust preferred collateral not currently making dividend payments. Fewer deferrals/defaults produce a lower ratio.
(3)	Fair market value discount margin to LIBOR

For the period ended September, 30, 2012, the Corporation did not experience a credit-related other-than-temporary impairment on the pooled trust preferred securities portfolio but we have recorded a $2.6 million loss cumulatively since 2008 in this portfolio. All of these securities are in the Corporation’s available for sale portfolio. The previous impairment costs were charged to earnings in non-interest income as “Other-than-temporary-impairment write-down on securities”. The total securities impacted by credit-related other-than-temporary impairment have a current carrying value of $1.5 million and represent approximately 0.92% of available for sale securities. The Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. The Corporation may conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

Loans

Net loans decreased to $130.5 million at September 30, 2012 compared to $156.0 million at December 31, 2011. The decrease was due to a significant reduction in loan demand as a result of economic conditions in South Carolina and more conservative underwriting standards. Consumer loans decreased $2.4 million, or 6.5%, commercial loans, primarily lines of credit, and commercial real estate loans decreased $21.1 million, or 19.1%, and residential mortgage loans decreased $1.8 million, or 14.8%, for the period ended September 30, 2012.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2012	December 31, 2011
Non-accruing loans which are
contractually past due 90 days or more

Residential real estate	$1,298	$1,220
Commercial	11,385	12,678
Consumer	3,103	2,908
Total non-accrual loans	15,786	16,806

Loans past due 90 days
and still accruing interest	--	442
Troubled debt restructurings (1)	8,071	8,486
Real estate acquired through
Foreclosure	9,620	8,398
Total non-performing assets	$33,477	$34,132

Non-performing loans to total loans, net	12.10%	10.77%
Non-performing assets to total assets	9.44%	9.06%
Allowance for loan losses to total
loans outstanding	3.34%	2.83%
Allowance for loan losses to
problem assets	18.88%	17.68%
Allowance for loan losses	$4,505	$4,549

(1) Not  included in non-accrual loans. Also known as accruing troubled debt restructurings.

Loans classified as impaired generally will be non-performing loans, and the accrual of interest is discontinued at the time the loan is 90 days delinquent. Non-performing assets decreased $655,000 to $33.5 million at September 30, 2012, or 9.4% of total assets, as compared to $34.1 million or 9.1% of total assets at December 31, 2011. These assets are primarily supported by commercial real estate and are currently being carried at management’s best estimate of net realizable value, although further losses may be incurred on loans until the collateral has been acquired and liquidated or other arrangements can be made.

Interest income that would have been recorded for the nine months ended September 30, 2012 had non-accruing loans been current in accordance with their original terms amounted to approximately $826,000.

Management has allocated specific reserves to its non-performing assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for non-performing loans are allocated to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of September 30, 2012. Management continues to evaluate and assess all non-performing assets on a regular basis as part of its well-established loan monitoring and review process. At September 30, 2012, criticized and classified loans, which include all non-performing loans, totaled $25.3 million, compared to $28.5 million at December 31, 2011 and $37.3 million at September 30, 2011. Impaired loans totaled $28.2 million at September 30, 2012 compared to $27.5 million at December 31, 2011. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Real estate acquired through foreclosure increased $1.2 million to $9.6 million at September 30, 2012 from $8.4 million at December 31, 2011, primarily as a result of the transfer of two bank properties totaling $1.0 million. Bank properties that are no longer in use and are for sale are required to be removed from fixed assets and transferred to OREO. OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying values of these assets are believed to be representative of their fair market value, although the ultimate proceeds from the sale of these assets may not be equal to or greater than the carrying values.

Real estate acquired in settlement of loans through foreclosure is summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011

Balance at beginning of period	$8,398	$10,618
Foreclosures added during the period	3,422	3,251
Sales of foreclosed property	(1,627)	(4,133)
Provision charged as a write-down	(573)	(1,338)
Balance at the end of period	$9,620	$8,398

Liabilities

Total liabilities decreased $22.7 million to $341.5 million at September 30, 2012 from $364.2 million at December 31, 2011. Deposits decreased $1.8 million, or 0.6%, to $281.4 million at September 30, 2012 from $283.2 million at December 31, 2011. The decrease was due to a reduction in funding needs. However, total core deposits (deposits less certificates of deposit) increased $5.1 million, or 3.2%, to $163.5 million or 58.1% of total deposits. This change in deposit composition contributed to the decrease in the costs of funds. Security agreements to repurchase increased $789,000 to $6.1 million at September 30, 2012 from $5.3 million at December 31, 2011. Federal Home loan advances decreased $22.0 million due to the maturity of these instruments.

Deposit accounts were as follows (dollars in thousands):

	September 30, 2012*			December 31, 2011
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	--	$36,720	13.04%	--	$19,930	7.04%
Non-commercial	0.34%	68,173	24.26%	0.42%	87,803	31.00%
Money market checking accounts	0.31%	28,196	10.01%	0.36%	23,575	8.32%
Regular savings	0.35%	30,400	10.80%	0.42%	27,064	9.55%
Total demand and savings deposits	0.26%	163,489	58.11%	0.36%	158,372	55.91%
Time deposits:
Up to 1.00%		79,785	28.34%		68,695	24.25%
1.00%-2.00%		37,950	13.48%		55,262	19.51%
2.01%- 3.00%		151	0.05%		148	0.05%
3.01%- 4.00%		48	0.02%		47	0.02%
4.01%- 5.00%		--	--%		725	0.26%
Total time deposits	0.66%	117,934	41.89%	0.91%	124,877	44.09%
Total deposit accounts	0.43%	$281,423	100.00%	0.60%	$283,249	100.00%

*During the quarter ended September 30, 2012, the Corporation restructured all deposit accounts and corresponding interest and fee classifications.

The maturities of the advances from the FHLB are as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate
Contractual Maturity:
Within one year - adjustable rate	$--	--%	$22,000	4.58%
After three but within five years – adjustable rate	24,000	4.10%	--	--%
Greater than five years - adjustable rate	13,500	3.52%	37,500	3.89%
Total advances	$37,500	3.89%	$59,500	4.14%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

Shareholders’ equity increased $454,000, or 3.6%, to $12.9 million at September 30, 2012 from $12.5 million at December 31, 2011 primarily due to a $287,000 decrease in unrealized losses on securities available for sale along with net operating income of $167,000.

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

At September 30, 2012, the Corporation’s investment in marketable securities totaled $167.5 million, all of which was available for sale. In addition, the Corporation had $20.0 million in federal funds sold at September 30, 2012 compared to $14.8 million at December 31, 2011. Approximately $64.0 million and $85.1 million of debt securities at September 30, 2012 and December 31, 2011, respectively, were pledged by the Corporation as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $15.4 million at September 30, 2012. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to  mature in one year or less from September 30, 2012, totaled $77.5 million or 27.5% of total deposits. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At September 30, 2012, the Corporation had $37.5 million of FHLB borrowings and $6.1 million of securities sold under agreements to repurchase outstanding. At September 30, 2012, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $33.4 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares’ primary source of income is dividends received from the Bank. The dividends that may be paid by the Bank to the Corporation are subject to legal limitations and regulatory capital requirements. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) cannot exceed retained net income for that year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. Further, the Corporation cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock have been paid. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on December 21, 2010, that prohibit the Bank from paying cash dividends to the Corporation.  See “Consent Order and Written Agreement”. For the three and nine month periods ended September 30, 2012, no cash dividends have been declared or paid by the Bank or the Corporation.

The Corporation is exercising its right to defer the regularly scheduled quarterly distribution on its $12.6 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”) issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. Total dividends deferred to date are $1.0 million.

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

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. So long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized unless it achieves the higher thresholds required by the consent order. At September 30, 2012, the Bank did not meet the higher Tier 1 capital requirements required by the consent order and is evaluating alternatives to increase capital. The Bank’s capital category as of September 30, 2012 is determined solely for the purpose of applying the PCA restrictions, and the Bank’s capital category as of September 30, 2012 may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).
	Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order(1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$16,549	4.61%	$14,369	4.00%	$	n/a	n/a	%
Bank	24,974	6.96	14,354	4.00		28,708	8.00
Tier 1 capital ratio
Corporation	16,549	9.03	7,333	4.00		n/a	n/a
Bank	24,974	13.65	7,318	4.00		n/a	n/a
Total risk-based capital ratio
Corporation	26,522	14.47	14,667	8.00		n/a	n/a
Bank	27,288	14.91	14,637	8.00		21,955	12.00

(1) Minimum capital amounts and ratios presented for the Bank as of September 30, 2012, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $2.6 million at September 30, 2012.

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

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $15.4 million at September 30, 2012. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the quarter ended September 30, 2012, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Results of operations for the three months ended September 30, 2012 and 2011

General

The Corporation recorded a net loss to common shareholders of $12,000 for the three months ended September 30, 2012 as compared to a net loss to common shareholders of $121,000 for the same period in 2011. The decrease in loss in 2012 was primarily due to the absence of a provision for loan losses for the period ended September 30, 2012, due to a net reduction in loans of $10.0 million, and no other-than-temporary impairment of securities compared to $218,000 for the three months ended September 30, 2011. These decreases were partially offset by  a reduction in net interest income due primarily to lower loan balances due to economic conditions and higher underwriting standards.

Average Yields and Rates
    (dollars in thousands)

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-earning assets:
Loans (1)	$138,154	$1,775	5.14%	$170,060	$2,151	5.06%
Mortgage-backed securities	57,132	348	2.44%	77,669	677	3.49%
Investment securities	107,186	592	2.21%	83,691	650	3.11%
Deposits and fed funds sold	25,036	5	0.08%	19,492	3	0.06%
Total interest-earning assets	327,508	2,720	3.32%	350,912	3,481	3.97%
Non-interest-earning assets	32,536			34,287
Total assets	$360,044			$385,199
Interest-bearing liabilities:
Deposits	$247,815	312	0.50%	$272,431	552	0.81%
Floating rate junior subordinated deferrable interest debentures	12,372	69	2.23%	12,372	118	3.82%
FHLB advances and other borrowings	49,970	448	3.59%	64,923	632	3.89%
Total interest-bearing liabilities	310,157	829	1.07%	349,726	1,302	1.49%
Non-interest-bearing sources:
Non-interest-bearing deposits	33,013			20,659
Non-interest-bearing liabilities	4,200			3,712
Total liabilities	347,370			374,097
Shareholders’ equity	12,674			11,102
Total liabilities and shareholders’ equity	$360,044			$385,199
Net interest income		$1,891			$2,179
Interest rate spread (3)			2.25%			2.48%
Impact of non-interest-bearing (4) deposits			0.11%			0.06%
Net interest margin (5)			2.36%			2.54%

(1) Average balance of loans includes non-accruing loans. Interest income includes deferred loan fees and does not include interest on nonaccrual loans.
(2) Annualized.
(3) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest bearing liabilities.
(4) Represents the reduction of non-interest bearing deposits on total deposit funding costs.
(5) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Interest Income

Interest income decreased $761,000, or 21.9%, to $2.7 million for the three months ended September 30, 2012 as compared to the same period in 2011. Interest income on loans decreased by 17.5%, or $376,000, to $1.8 million for the three months ended September 30, 2012 from $2.2 million for the three months ended September 30, 2011, due primarily to lower average balances due to lower demand, offset by higher interest rates. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities, decreased $385,000 for the three months ended September 30, 2012 compared to the same period in 2011 due  primarily to lower interest rates offset by higher average balances.

Interest Expense

Interest expense decreased $473,000, or 36.3%, to $829,000 for the three months ended September 30, 2012 as compared to $1.3 million for the three months ended September 30, 2011. Interest expense on deposit accounts decreased $240,000, or 43.5%, to $312,000 for the three months ended September 30, 2012 from $552,000 during the same period in 2011 due primarily to lower average balances, as a result of reductions in funding needs, and lower average costs due to lower market interest rates and an increase in core deposits. Interest expense on borrowings decreased $233,000, to $517,000 for the three months ended September 30, 2012 from $750,000 during the same period in 2011 due primarily to lower average balances as a result of the pay-down of $22 million in FHLB advances and lower market interest rates.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2012 to meet presently known and inherent risks in the loan portfolio.

During the three months ended September 30, 2012, a provision for loan losses was not required due to a reduction in net loans of $10.0 million, lower write-downs and charge-offs and an improvement in historical classified loan loss ratios. This compares to a  provision of $290,000 for the same period in the previous year. Non-performing loans decreased $1.2 million from $17.0 million at September  30, 2011 to $15.8 million at September 30, 2012. The high level of non-performing loans relates primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner.

Loan charge-offs and recoveries consisted of the following for the three months ended September 30, 2012 and 2011. (in thousands)

	Commercial	Consumer	Residential	Total
September 30, 2012

Charge-offs	$59	$70	$6	$135
Recoveries	(64)	(--)	(--)	(64)
Net Charge-offs	$ (5)	$70	$6	$71

	Commercial	Consumer	Residential	Total
September 30, 2011

Charge-offs	$2,440	$8	$--	$2,448
Recoveries	(18)	(2)	(39)	(59)
Net Charge-offs	$2,422	$6	$(39)	$2,389

Specific reserves for non-performing loans at September 30, 2012 were $1.8 million compared to $302,000 for non-performing loans at September 30, 2011. The increase in specific reserves was primarily due to additional allocations of $1.1 million to cover TDR concessions. Management believes the specific reserves allocated to these and other non-accrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believes to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects that further deterioration of economic conditions in the Corporation’s market areas is likely in the short-term, especially with respect to real estate related activities and real property values.

Non-Interest Income

Total non-interest income increased $459,000, or 53.9%, to $1.3 million for the three months ended September 30, 2012 from $851,000 for the same period in the previous year. The increase was due primarily to higher gains on the sale of investments and no other-than-temporary impairment charge for the current year compared to $218,000 for the three months ended September 30,2011. The Corporation recorded a $584,000 gain on sale of investments from security sales of $15.8 million for the three months ended September 30, 2012 compared to a gain of $419,000 from security sales of $26.1 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. Net fees from financial services increased $77,000, or 11.9%, to $722,000 for the three months ended September 30, 2012 from $645,000 for the same period in the previous year. The increase was due to higher return check charges on checking accounts.

Non-Interest Expense

For the three months ended September 30, 2012, total non-interest expense increased $205,000, or 7.5%, to $2.9 million. Compensation and employee benefits increased $20,000, or 2.0%, due primarily to normal annual salary increases. Occupancy expense increased $31,000, or 5.0%, to $654,000 for the three months ended September 30, 2012 from $623,000 for the same period in 2011, due primarily to higher computer equipment maintenance costs. Deposit insurance premiums expense increased $38,000, or 21.2%, to $217,000 for the three months ended September 30, 2012 from $179,000 for the same period in 2011, due to higher FDIC premium cost assessments. Professional services expense increased $20,000, or 13.9%, to $164,000 for the three months ended September 30, 2012 from $144,000 for the same period in 2011 due primarily to higher consultant expense for loan review. OREO and loan operations expense increased $56,000, or 11.6%, to $539,000 for the three months ended September 30, 2012 from $483,000 for the same period in 2011, due primarily to an increase in write-downs and operating expenses for foreclosed loans. Items processing expense decreased $9,000, or 12.2%, to $65,000 for the three months ended September 30, 2012 from $74,000 for the same period in 2011, due primarily to lower NOW account balances due to rate reductions. Other expense increased $45,000, or 25.3%, to $223,000 for the three months ended September 30, 2012 from $178,000 for the same period in 2011, due primarily to increases in corporate insurance expense.

Income taxes

Expense for income taxes for the three months ended September 30, 2012 was $154,000 as compared to $7,000 for the same period in 2011. The current period expense includes $145,000 for a write-down of tax credits to the fair market value. The Corporation has net operating loss carry-forwards of approximately $30.0 million which will expire by December 31, 2030 if not utilized to offset taxable income prior to that date. Therefore, federal income tax expense is not being recognized on taxable income.

Results of operations for the nine months ended September 30, 2012 and 2011

General

The Corporation recorded a net loss to common shareholders of $189,000 for the nine months ended September 30, 2012 as compared to a net loss to common shareholders of $237,000 for the same period in 2011. The decrease in the loss in 2012 was primarily due higher gain on the sales of securities of $1.1 million and no other-than-temporary impairment of securities compared to $409,000 for the nine months ended September 30, 2011 along with a reduction in OREO expenses of $690,000 due to expense reductions and recoveries on other real estate owned. These improvements to net income were partially offset by a reduction in net interest income due primarily to lower loan balances due to economic conditions and higher underwriting standards along with an increase in the loan loss provision of $340,000. The higher loan loss provision reflects higher classified loan loss ratios that are derived from a three-year historical average. However, these experience ratios improved significantly for the three-month period ended September 30, 2012, which contributed to the lack of a need for  a provision in the third quarter.

Average Yields and Rates
    (dollars in thousands)

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-earning assets:
Loans (1)	$146,211	$5,556	5.07%	$184,719	$6,939	5.01%
Mortgage-backed securities	63,616	1,115	2.34%	77,504	2,038	3.51%
Investment securities	103,559	1,835	2.36%	74,491	1,799	3.22%
Other interest-earning assets	22,267	13	0.08%	24,367	17	0.09%
Total interest-earning assets	335,653	8,519	3.38%	361,081	10,793	3.99%
Non-interest-earning assets	33,695			34,343
Total assets	$369,348			$395,424
Interest-bearing liabilities:
Deposits	$257,367	1,030	0.53%	$282,370	2,095	0.99%
Floating rate junior subordinated deferrable interest debentures	12,372	210	2.26%	12,372	355	3.83%
FHLB advances and other borrowings	57,958	1,622	3.73%	66,319	1,875	3.77%
Total interest-bearing liabilities	327,697	2,862	1.16%	361,061	4,325	1.60%
Non-interest-bearing sources:
Non-interest-bearing deposits	25,358			20,456
Non-interest-bearing liabilities	3,963			3,537
Total liabilities	357,018			385,054
Shareholders’ equity	12,330			10,370
Total liabilities and shareholders’ equity	$369,348			$395,424
Net interest income		$5,657			$6,468
Interest rate spread (3)			2.22%			2.39%
Impact of non-interest-bearing (4) deposits			0.08			0.07
Net interest margin (5)			2.30%			2.46%

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

Interest Income

Interest income decreased $2.3 million, or 21.1%, to $8.5 million for the nine months ended September 30, 2012 as compared to the same period in 2011. Interest income on loans decreased by 19.9%, or $1.4 million, to $5.6 million for the nine months ended September 30, 2012 from $6.9 million for the nine months ended September 30, 2011, due primarily to lower average balance of loans as a result of a decrease in demand. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities decreased $891,000, or 23.1%, for the nine months ended September 30, 2012 due to lower investment yields due to declining market interest rates, offset by higher average balances.

Interest Expense

Interest expense decreased $1.5 million, or 33.8%, to $2.9 million for the nine months ended September 30, 2012 as compared to $4.3 million for the nine months ended September 30, 2011. Interest expense on deposit accounts decreased $1.1 million, or 50.8%, to $1.0 million for the nine months ended September 30, 2012 from $2.1 million during the same period in 2011 due primarily to lower market interest rates and a shift in the composition of the deposit portfolio from certificates of deposits to transaction accounts. Interest expense on borrowings decreased $398,000, or 17.8%, to $1.8 million for the nine months ended September 30, 2012 as compared to the same period in the previous year due to lower average balances as a result of the pay-down of $22 million in FHLB advances and lower market interest rates.

Provision for Loan Losses

During the nine months ended September 30, 2012, the provision for loan losses was $630,000 compared to $290,000 for the same period in the previous year. The provision in 2012 was a result of an increase in the classified loan loss ratios that are derived from a three-year historical average. However, these experience ratios improved significantly for the three-month period ended September 30,2012 and accordingly, contributed to the lack of a need for  a provision in the third quarter. During the nine months ended September 30, 2012, bad debt charge-offs, net of recoveries, were $675,000 as compared to $3.5 million for the same period in the previous year. In addition, specific reserves on non-performing loans were $1.8 million for the nine months ended September 30, 2012 compared to $302,000 for the same period in the previous year. The increase in specific reserves was primarily due to additional allocations of $1.1 million to cover TDR concessions. The Corporation’s loan loss allowance at September 30, 2012 was approximately 3.3% of the Corporation’s outstanding loan portfolio compared to 2.5% of the Corporation’s outstanding loan portfolio  at September 30, 2011.

Non-Interest Income

Total non-interest income increased $864,000, or 38.5%, to $3.1 million for the nine months ended September 30, 2012 from $2.2 million for the same period in the previous year. The increase was due primarily to higher gain on sale of investment securities and no other-than-temporary impairment charge for the current year compared to $409,000 at September 30,2011. Gain on sale of investments were $1.1 million from security sales of $39.0 million for the nine months ended September 30, 2012 compared to $697,000 from security sales of $50.2 million for the same period in the previous year, as the Corporation continues to better position the investment portfolio for the potential of rising interest rates. Fees from financial services increased $44,000 to $2.0 million for the nine  months ended September 30, 2012 from $1.9 million for the same period in the previous year. The increase was due to higher return check charges from checking accounts.

Non-Interest Expense

For the nine months ended September 30, 2012, total non-interest expense decreased $478,000, or 5.8%, to $7.8 million from $8.3 million for the same period in 2011. Compensation and employee benefits increased $39,000, or 1.3%, to $3.2 million for the nine months ended September 30, 2012 from $3.1 million for the same period in 2011 due primarily to normal annual salary increases. Occupancy and equipment expense increased $23,000, or 1.2%, to $1.9 million for the nine months ended September 30, 2012 from $1.9 million for the same period in 2011 due primarily to higher system maintenance expense. Deposit insurance premiums expense increased $75,000 to $611,000 for the nine months ended September 30, 2012 from $536,000 for the same period in 2011, due to higher FDIC premium cost assessments. Professional services expense increased $65,000, or 14.3%, to $519,000 for the nine months ended September 30, 2012 from $454,000 for the same period in 2011 due primarily to higher audit and consultant expense. OREO and loan operations expense decreased $690,000, or 52.9%, to $614,000 for the nine months ended September 30, 2012 from $1.3 million for the same period in 2011, due primarily to lower costs associated with loan foreclosures and write-downs required to adjust other real estate owned to fair market value. Items processing expense decreased $23,000, or 10.2%, to $202,000 for the nine months ended September 30, 2012 from $225,000 for the same period in 2011, due primarily to lower NOW account balances due to rate reductions. Other expense increased $29,000, or 5.0%, to $605,000 for the nine months ended September 30, 2012 from $576,000 for the same period in 2011, due primarily to increases in corporate insurance expense.

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

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. However, under the written agreement between the Corporation and the Federal Reserve Bank, the Corporation cannot repurchase its shares without the prior written consent of the Federal Reserve Bank. The Corporation did not repurchase any shares during the three months ended September 30, 2012 and 36,034 shares remain under the previously authorized plans.

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

The following materials from Provident Community Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity  and (v) related notes

*Furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: November 14, 2012	By:	/s/ Dwight V. Neese
Dwight V. Neese, President and
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Richard H. Flake
Richard H. Flake, Executive Vice President
and Chief Financial Officer