Form 10-K
period 2012-12-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2013-04-01
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 1-5735

Provident Community Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	57-1001177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Celanese Road, Rock Hill, South Carolina	29732
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (803) 325-9400

Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, par value $0.01 per share	Name of each exchange on which registered
Title of Class	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __ No X

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the voting stock was last sold on June 30, 2012, which is the last day of the registrant’s second fiscal quarter, was approximately $247,290 (1,545,561 shares at $0.16 per share).  Solely for this calculation it is assumed that directors and executive officers are affiliates of the registrant.

As of  March 1, 2013, there were 1,790,599 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders (Part III).

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

On December 21, 2010, the Bank entered into a stipulation and consent to the issuance of a consent order with the OCC. The Order is a formal enforcement action pursuant to which the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank. These affirmative actions include management assessment, implementation of plans to address capital, our interest in problem assets, asset concentration, allowance for loan losses, loan portfolio management, strategic planning and liquidity and funds management. In addition, the Bank is required to maintain specified capital levels, notify the Comptroller of director and management changes and obtain prior approval of dividend payments.

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

Competition

The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial and consumer loans.  Its most direct competition for savings deposits historically has been derived from other commercial banks and thrift institutions located in and around Union, Laurens, Fairfield, Greenville and York Counties, South Carolina.  As of June 30, 2012, according to information presented on the Federal Deposit Insurance Corporation’s website, the Bank held 40.9% of the deposits in Union County, which was the second largest share of deposits out of five financial institutions in the county.  Additionally, the Bank held 30.7% of the deposits in Fairfield County, which was the second largest out of three financial institutions in the county, 6.6% of the deposits in Laurens County, which was the sixth largest share of deposits out of nine financial institutions in the county and 2.7% of the deposits in York County, which was the ninth largest out of 17 financial institutions in that county. The Bank held 0.2% of the deposits in Greenville County, which was 30th out of 32 financial institutions in the county.  The Bank competes with super-regional banks, such as Wells Fargo, Bank of America, BB&T, SunTrust and TD Bank, and large regional banks, such as First-Citizens Bank and Trust Company of South Carolina.  These competitors have substantially greater resources and lending limits than does the Bank and offer services that the Bank does not provide.  The Bank faces additional significant competition for investor funds from money market instruments and mutual funds.  It competes for savings by offering depositors a variety of savings accounts, convenient office locations and other services.

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

Lending Activities

General.   Set forth below is selected data relating to the composition of the Bank’s loan portfolio on the dates indicated (dollars in thousands).

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$9,705	7.86%	$12,030	7.71%	$14,166	7.12%	$16,877	6.74%	$20,235	7.26%
Commercial	75,210	60.94	97,547	62.52	124,190	62.44	151,184	60.37	172,197	61.79
Construction loans	59	0.05	308	0.20	665	0.34	2,923	1.17	5,867	2.11
Total real estate loans	84,974	68.85	109,885	70.43	139,021	69.90	170,984	68.28	198,299	71.16
Consumer and installment loans	33,798	27.39	37,829	24.25	45,269	22.76	52,287	20.88	57,002	20.45
Commercial non-real estate	9,024	7.31	12,939	8.29	22,231	11.17	33,242	13.27	32,404	11.63
Total loans	127,796	103.55	160,653	102.97	206,521	103.83	256,513	102.43	287,705	103.24
Less:
Undisbursed loans in process	--	--	--	--	(143)	(0.07)	(320)	(0.13)	(1,926)	(0.69)
Loan discount unamortized	(181)	(0.15)	(231)	(0.14)	(269)	(0.13)	(309)	(0.12)	(383)	(0.14)
Allowance for loan losses	(4,367)	(3.54)	(4,549)	(2.92)	(7,379)	(3.71)	(5,579)	(2.23)	(6,778)	(2.43)
Deferred loan fees	166	0.14	146	(0.09)	166	0.08	115	0.05	47	0.02
Net loans receivable	$123,414	100.00%	$156,019	100.00%	$198,896	100.00%	$250,420	100.00%	$278,665	100.00%

The following table sets forth, at December 31, 2012, certain information regarding the dollar amount of principal repayments for loans becoming due during the periods indicated (in thousands).  Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less.

	Due Within One Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Real estate loans:
Residential loans	$431	$1,271	$8,003	$9,705
Commercial loans	25,437	31,350	18,423	75,210
Construction loans (1)	59	--	--	59
Consumer and installment loans	7,003	12,489	14,306	33,798
Commercial non-real estate loans	4,226	4,554	244	9,024
Total	$37,156	$49,664	$40,976	$127,796
_____________________________
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

The following table sets forth, at December 31, 2012, the dollar amount of loans due after December 31, 2013 which have fixed rates of interest and which have adjustable rates of interest (in thousands).

	Fixed	Adjustable	Total

Real estate loans:
Residential loans	$5,940	$3,334	$9,274
Commercial loans	39,595	10,178	49,773
Consumer and installment loans	12,913	13,882	26,795
Commercial non-real estate loans	3,617	1,181	4,798
Total	$62,065	$28,575	$90,640

Real Estate Loans. The Bank originates residential mortgage loans to enable borrowers to purchase existing single family homes or to construct new homes. At December 31, 2012, $9.7 million, or 7.9% of the Bank’s net loan portfolio consisted of loans secured by residential real estate (net of undisbursed principal, excluding construction loans).

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

The Bank offers a full complement of mortgage lending products with both fixed and adjustable rates.  Due to the nature of the Bank’s marketplace, only a small percentage of residential loans are adjustable-rate mortgage loans (“ARMs”). The Bank offers ARMs tied to U.S. Treasury Bills with a maximum interest rate adjustment of 2% annually and 6% over the life of the loan.  At December 31, 2012, the Bank had approximately $3.4 million of ARMs, or 2.7% of the Bank’s total loans receivable. At December 31, 2012, $6.3 million, or 5.1%, of the Bank’s loan portfolio consisted of long-term, fixed-rate residential real estate loans.

Net interest income depends to a large extent on how successful the Bank is in “matching” interest-earning assets and interest-bearing liabilities.  The Corporation has taken steps to reduce its exposure to rising interest rates.  For a discussion of these steps, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commercial real estate loans constituted approximately $75.2 million, or 60.9%, of the Bank’s net loan portfolio at December 31, 2012. Commercial real estate loans consist of permanent loans secured by multi-family loans, generally apartment houses, as well as commercial and industrial properties, including office buildings, warehouses, shopping centers, hotels, motels and other special purpose properties.  Commercial real estate loans are originated and purchased for inclusion in the Bank’s portfolio. These loans generally have 20 to 30-year amortization schedules and are callable or have balloon payments after five years. Typically, the loan documents provide for adjustment of the interest rate every one to three years.  Fixed-rate loans secured by multi-family residential and commercial properties have terms ranging from 20 to 25 years.

Loans secured by multi-family and commercial real estate properties may involve greater risk than single-family residential loans.  Such loans generally are substantially larger than single-family residential loans.  Further, the payment experience on loans secured by commercial properties typically depends on the successful operation of the properties, and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Our largest commercial real estate loan relationship was a $4.1 million loan secured by commercial real estate including land and buildings located in Rock Hill, South Carolina. This loan was performing according to its original terms at December 31, 2012.

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

At December 31, 2012, the Bank had one single family construction loan outstanding for $59,000.

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

Commercial Loans. Commercial business loans are made primarily in our market area to small businesses through our branch network. Each county location of the branch network has an experienced commercial lender that is responsible for the generation of this product. In selective cases, we will enter into loan participations within our market area to purchase a portion of a commercial loan that meets the Bank’s underwriting criteria. We offer secured commercial loans with maturities of up to 20 years. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. These loans have adjustable rates of interest indexed to the prime rate as reported in The Wall Street Journal.  When making commercial loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.  A commercial loan generally is secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and generally is supported by personal guarantees.  Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.  Our largest commercial loan relationship was a $1.3 million loan secured by medical assets located in Matthews, North Carolina. This loan was performing according to its original terms at December 31, 2012.

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

Loan Originations, Purchases and Sales.  During 2001, we phased out broker loan purchases and originations and reduced our mortgage lending operations to provide an increased capital allocation for consumer and commercial lending. Consequently, the Bank did not securitize any loans in either the 2012 or 2011 fiscal years. The Bank does not have any current plans to sell a large volume of loans, other than fixed-rate mortgage loans it originates through its retail branch network. The Bank periodically purchases participation interests in loans originated by other institutions. However, the Bank did not purchase any participation interests in 2012. These participation interests are primarily on commercial properties and carry either a fixed or adjustable interest rate. The Bank performs its own underwriting analysis on each of its participation interests before purchasing such loans and therefore believes there is no greater risk of default on these obligations. However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates, including any annual financial statements provided by a borrower. Additionally, the Bank receives periodic updates on the loan from the lead lender.

The following table sets forth the Bank’s loan origination activity for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Loans originated:
Real estate loans:
Residential loans	$158	$--	$150
Commercial loans	2,496	1,243	1,195
Total mortgage loans originated	2,654	1,243	1,345
Consumer and installment loans	3,896	1,634	2,692
Commercial non-real estate loans	2,024	1,335	3,766
Total loans originated	$8,574	$4,212	$7,803

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

Other real estate owned (“OREO”) is acquired as a result of foreclosure or by deed in lieu of foreclosure. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less selling costs.  Any subsequent write-down of the property is charged to income.

The Bank adjusts balances on real estate acquired in settlement of loans to the lower of cost or market based on appraised value when the property is received in settlement. These values reflect current market conditions and sales experience.  See Notes 1 and 15 of Notes to Consolidated Financial Statements.

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated (dollars in thousands).

	At December 31,
	2012	2011	2010	2009	2008

Non-accrual loans:
Real estate	$970	$1,220	$1,534	$649	$389
Commercial	9,569	12,677	15,353	19,045	13,345
Consumer	2,635	2,909	1,939	1,175	2,267
Total	$13,174	$16,806	18,826	20,869	16,001

Accruing loans which are contractually past due 90 days or more	–	442	125	–	–
Accruing troubled debt restructurings	4,187	8,486	5,667	3,320	316
Other real estate owned, net	9,174	8,398	10,618	5,917	667
Total non-performing assets	$26,535	$34,132	$35,236	$30,106	$16,984

Percentage of non-performing loans to loans receivable, net	10.67%	10.77%	9.46%	8.33%	5.74%
Percentage of non-performing assets to total assets	7.58%	9.06%	8.62%	6.59%	3.91%
Allowance for loan losses as a percent of non-performing loans	25.15%	17.68%	29.97%	23.06%	41.54%

Non-performing assets decreased $7.6 million from $34.1 million at December 31, 2011 to $26.5 million at December 31, 2012. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner. These loans are primarily supported by commercial real estate and are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made.

In addition to non-accrual loans of $13.2 million at December 31, 2012, management has identified approximately $10.1 million in potential problem loans that could move to non-accrual status in future periods. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as non-accrual in future periods. Management is actively working a plan of action to mitigate any loss exposure and will continue to monitor their respective cash flow positions.

According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Troubled debt restructurings decreased $4.3 million from $8.5 million at December 31, 2011 to $4.2 million at December 31, 2012. The majority of these TDRs relate to commercial real estate relationships that have been affected by the downturn in the commercial real estate market.

OREO acquired through foreclosure increased $776,000 to $9.2 million at December 31, 2012 from $8.4 million at December 31, 2011, primarily as a result of the transfer of two bank properties totaling $1.3 million. Bank properties that are no longer in use and are for sale are required to be removed from fixed assets and transferred to OREO. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a value that provides for recovery of as much of the unpaid balance as possible in a reasonable period of time. The carrying value of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Interest income that would have been recorded for the year ended December 31, 2012 had non-accruing loans been current in accordance with their original terms amounted to approximately $950,000.

Other than disclosed in the table and narrative above, there are no other loans at December 31, 2012 that management has serious doubts about the ability of borrowers to comply with present loan payment terms.

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

The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. The relationship of the unallocated component to the total allowance may fluctuate from period to period. As of December 31, 2012, management has allocated the allowance to specific loan categories and, as a result, there was not an unallocated component of the allowance.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2012	2011	2010	2009	2008

Balance at beginning of year	$4,549	$7,379	$5,579	$6,778	$3,344
Loans charged off:
Real estate	(8)	(4)	(695)	(123)	(28)
Commercial	(457)	(3,755)	(7,020)	(8,460)	(783)
Consumer	(576)	(341)	(990)	(1,533)	(65)
Total charge-offs	(1,041)	(4,100)	(8,705)	(10,116)	(876)
Recoveries:
Real estate	4	40	69	16	23
Commercial	146	211	1,320	203	45
Consumer	5	29	26	3	32
Total recoveries	155	280	1,415	222	100
Net charge-offs	(886)	(3,820)	(7,290)	(9,894)	(776)
Provision for loan losses (1)	704	990	9,090	8,695	4,210
Balance at end of year	$4,367	$4,549	$7,379	$5,579	$6,778

Balance as a percent of loans	3.42%	2.83%	3.58%	2.18%	2.36%
Ratio of net charge-offs to average gross loans outstanding during the period	0.62%	2.13%	3.13%	3.64%	0.28%

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the factors responsible for changes in the provision for loan losses between the periods.

The Bank experienced bad debt charge-offs, net of recoveries, of approximately $886,000 for 2012 compared to $3.8 million for 2011. The decrease in bad debt charge-offs from the previous year relates primarily to lower write-downs required in the disposition of commercial real estate loans.

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

	At December 31,
	2012		2011		2010		2009		2008
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Real estate	$2,026	46.39%	$2,178	47.88%	$4,878	66.11%	$2,842	50.95%	$3,068	47.51%
Commercial	1,040	23.81	1,887	41.48	2,166	29.35	1,599	28.66	2,110	32.68
Consumer	1,301	29.80	484	10.64	335	4.54	1,138	20.39	1,280	19.81
Unallocated	--	--	--	--	--	N/A	--	N/A	320	N/A
Total allowance for loan losses	$4,367	100.00%	$4,549	100.00%	$7,379	100.00%	$5,579	100.00%	$6,778	100.00%

Asset Classification.  The OCC requires national banks to classify problem assets.  Problem assets are classified as “substandard” or “impaired,” depending on the presence of certain characteristics. Assets that currently do not expose the insured institution to sufficient risk to warrant classification in the above-mentioned categories but possess weaknesses are designated “special mention.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain some loss if the deficiencies are not corrected.  Assets classified as “impaired” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

When an institution classifies problem assets as either special mention or substandard, it is required to establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets or a portion of assets as impaired, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset or a portion thereof so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC who can order the establishment of additional general or specific loss allowances. The Bank considers all non-accrual loans to be non-performing. Therefore, at December 31, 2012, loans classified as non-performing totaled $17.4 million.

Investment Activities

The following table sets forth the Corporation’s investment and mortgage-backed securities portfolio at the dates indicated (dollars in thousands):

	At December 31,
	2012		2011		2010
Available for sale:	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Investment securities:
U.S. agency obligations	$--	0.00%	$1	0.01%	$2	0.01%
Government sponsored enterprises	123,679	73.09	87,538	52.77	54,772	36.89
Trust preferred securities	4,335	2.56	4,205	2.53	4,548	3.06
Total investment securities	128,014	75.65	91,744	55.31	59,322	39.96
Mortgage-backed and Related Securities	41,200	24.35	74,134	44.69	89,147	60.04
Total	$169,214	100.00%	$165,878	100.00%	$148,469	100.00%

The Bank increased its level of investment securities over the previous year with funds from loan reductions.

The Bank purchases mortgage-backed securities, both fixed-rate and adjustable-rate, from Freddie Mac, Fannie Mae and Ginnie Mae with maturities from five to thirty years. The Bank decreased its level of mortgage-backed securities to reduce extension risk and increased its level of government sponsored enterprises securities.

The Bank in previous years purchased mortgage derivative securities in the form of collateralized mortgage obligations (“CMOs”) issued by financial corporations.   The amortized cost of the CMOs at December 31, 2012 was approximately $317,000 with a fair value of $324,000.

The Bank has in the past purchased trust preferred corporate securities, both fixed-rate and adjustable-rate, with maturities up to thirty years. Trust preferred securities are issued by financial institutions through a pooled trust preferred and single issue capital offerings. Because of the current trading dislocations in the debt markets, the traditional methods of market quotes have become unreliable for the valuation of the pooled trust preferred offerings. Accounting standards permit the use of reasonable management judgment regarding the probability of collecting all projected cash flows generated by the financial instrument. There were no other-than-temporary impairment (“OTTI”) charges recorded for 2012 that relate to these pooled trusted preferred securities compared to an OTTI charge of $432,000 recorded for 2011. The OTTI charge was due to write-downs recorded on pooled trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. The total amortized cost of the trust preferred securities at December 31, 2012 was approximately $5.8 million with a fair value of $4.3 million. See Note 2 of Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

Management reviews securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including but not limited to the credit rating, the duration and amount of the unrealized loss, and any credit enhancements. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of the assessment. As a result of this review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment. These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates, and loss severity to determine whether the Bank expects to receive all of the contractual cash flows as scheduled. The Bank recognizes an other-than-temporary impairment credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis.

           The following table sets forth at market value the maturities and weighted average yields* of the Bank’s investment and mortgage-backed securities portfolio at December 31, 2012 (dollars in thousands):

	Amount Due or Repricing within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for Sale:
Investment Securities:
Government Sponsored Enterprises (1)	$14,037	1.37%	$46,219	1.47%	$15,578	1.76%	$47,845	2.47%	$123,679	1.88%
Trust Preferred Securities	2,879	4.05	--	--	--	--	1,456	7.00	4,335	5.04
Total Investment Securities	16,916	1.83	46,219	1.47	15,578	1.76	49,301	2.61	128,014	1.99
Mortgage-backed and Related Securities	664	2.36	8,789	0.98	13,142	2.07	18,605	1.52	41,200	1.59
Total Available for Sale	$17,580	1.85	$55,008	1.39	$28,720	1.90	$67,906	2.31	$169,214	1.89

(1)The following GSE issuers exceed 10% of shareholders’ equity at 12/31/12:

Issuer	Book Value	Market Value
Fannie Mae (FNMA)	$56,933	$57,102
Freddie Mac (FHLMC)	13,093	13,137
Federal Farm Credit Bureau (FFCB)	20,549	20,621
Federal Home Loan Bank (FHLB)	32,806	32,819
	$123,381	$123,679

*The weighted average yield is based upon the cost value and the total income received of the instrument.

At December 31, 2012, approximately $9.4 million of mortgage-backed securities were adjustable-rate securities.

Deposits and Borrowings

General deposits are the major source of our funds for lending and other investment purposes.  In addition to deposits, we derive funds from principal repayments and interest payments on loans and investment and mortgage-backed securities. Principal repayments and interest payments are a relatively stable source of funds, although principal prepayments tend to slow when interest rates increase. Deposit inflows and outflows may be influenced significantly by general market interest rates and money market conditions. During 2012, the Bank experienced a net decrease in deposits of approximately $5.8 million due to a decrease in certificates of deposits, offset by an increase in transaction accounts. The decrease was primarily due to reductions in interest rates.

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

The following table sets forth the time deposits of the Bank classified by rates as of the dates indicated (in thousands):

	At or For the Year Ended December 31,
	2012	2011	2010

Up to 2.0%	$116,971	$123,957	$102,081
2.01% to 4.0%	196	195	41,688
4.01% to 6.0%	--	725	3,374
Total time deposits	$117,167	$124,877	$147,143

The following table sets forth the maturities of time deposits at December 31, 2012 (in thousands):

Amount

Within three months	$25,441
After three months but within six months	26,803
After six months but within one year	27,341
After one year but within three years	36,186
After three years but within five years	1,396
Total	$117,167

Certificates of deposit with maturities of less than one year decreased to $79.6 million at December 31, 2012 from $88.6 million at December 31, 2011.  Historically, we have been able to retain a significant amount of deposits as they mature.  In addition, we believe that we can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2012 (in thousands). Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Amount

Three months or less	$11,125
Over three through six months	11,725
Over six months through twelve months	11,956
Over twelve months	16,440
Total jumbo certificates	$51,246

See Note 6 of Notes to Consolidated Financial Statements for additional information about deposit accounts.

Borrowings.  The Bank utilizes advances from the FHLB agreements and other borrowings (treasury, tax and loan deposits, security repurchase agreements and trust preferred capital obligations) to supplement its supply of lendable funds for granting loans, making investments and meeting deposit withdrawal requirements.  See “Regulation and Supervision — Federal Home Loan Bank System.”

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

	At December 31,
	2012	2011	2010

Balance outstanding at end of period:
FHLB advances	$37,500	$59,500	$59,500
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase	6,280	5,268	10,028

Weighted average rate paid on:
FHLB advances	3.89%	4.20%	4.14%
Floating rate junior subordinated deferrable interest debentures	2.21%	2.25%	3.71%
Securities sold under agreement to repurchase	0.10%	0.10%	0.10%

	For the Year Ended December 31,
	2012	2011	2010

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$59,500	$59,500	$64,500
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase	6,823	10,421	19,008

Approximate average borrowings outstanding:
FHLB advances	$48,331	$59,500	$60,705
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372
Securities sold under agreement to repurchase	5,994	6,500	12,932

Approximate weighted average rate paid on:
FHLB advances	4.12%	4.20%	4.22%
Floating rate junior subordinated deferrable interest debentures	2.24%	3.42%	3.87%
Securities sold under agreement to repurchase	0.10%	0.10%	0.67%

At December 31, 2012, the Bank had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4 million. These lines of credit are available on a one-to-ten day basis for general purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.  At December 31, 2012, the Bank had unused secured lines of credit for longer term advances totaling $32.5 million.

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

Employees

The Corporation has 65 full-time employees and 7 part-time employees.  None of the employees are represented by a collective bargaining unit.  We believe that relations with our employees are excellent.

REGULATION AND SUPERVISION

General

Provident Community Bancshares, which is a bank holding company, is required to file certain reports with the FRB and otherwise comply with the Bank Holding Company Act of 1956, as amended (“BHCA”) and the rules and regulations promulgated thereunder.  The FRB has supervisory and extensive enforcement authority over bank holding companies.

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

Regulatory Reform

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

The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued before May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

As noted above, the Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

The Dodd-Frank Act made many other changes in banking regulation. Those include authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations.

Many of the provisions of the Dodd-Frank Act are not yet effective, and the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on community banks such as Provident Community Bank. Although the substance and scope of many of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may increase our operating and compliance costs.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

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

Provident Community Bancshares and its subsidiaries are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System.  In view of changing conditions in the national economy and money markets, it is impossible for the management of Provident Community Bancshares to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Provident Community Bancshares or the Bank.

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

At December 31, 2012, the Bank met each of the capital requirements required by regulations, but was not in compliance with the capital requirements imposed by the OCC in its Consent order.

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final text of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was to occur on January 1, 2013. The Federal Reserve and other government agencies responsible for implementing the Basel III framework announced in November 2012 that the originally proposed timeframe for the implementation of the rules was not achievable. No new deadline has been proposed. On January 1, 2013, banking institutions were going to be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

●	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,”

●	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,

●	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and

●	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

●	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

●	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

●	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

●
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

Prompt Corrective Regulatory Action.  The OCC is required to take certain supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the bank’s total assets or the amount necessary to achieve compliance with applicable capital regulations.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  The initial base assessment rates range from five to 35 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. The Federal Deposit Insurance Corporation was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  In lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  That prepayment, which include an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Because of the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts.  That level was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank participates in the unlimited noninterest-bearing transaction account coverage while the Bank and the Company opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012.

The Dodd-Frank Act increased the minimum target FDIC ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

Loans to One Borrower.  National banks are subject to limits on the amount that they may lend to single borrowers.  Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital).  An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  At December 31, 2012, the Bank’s limit on loans to one borrower was $4.4 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $4.1 million.

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

Transactions with Related Parties.  The authority of a depository institution to engage in transactions with related parties or “affiliates” (e.g., any company that controls or is under common control with an institution, including, in this case, Provident Community Bancshares) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”).  Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the depository institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the depository institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited.  Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Community Reinvestment Act.  The Community Reinvestment Act (“CRA”) provides that a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OCC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain corporate applications by such institution, such as mergers and branching.  The Bank’s most recent rating was “satisfactory.”

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

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $79.5 million or less (subject to adjustment by the FRB) the reserve requirement was 3%; and for accounts aggregating greater than $79.5 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%). The first $12.4 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements.  The Bank complies with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2012 of $2.3 million.

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

For the year ended December 31, 2012, we recorded a provision for loan losses of $704,000.  We also recorded net loan charge-offs of $886,000.  We are experiencing elevated levels of loan delinquencies and credit losses.  The deterioration in the general economy and our market area has become a significant contributing factor to the increased levels of loan delinquencies and non-performing assets.  General economic conditions, decreased home prices, slower sales and excess inventory in the housing market have caused the increase in delinquencies.

At December 31, 2012, our non-accrual loans totaled $13.2 million, representing 10.7% of total loans.  Total loans that we have classified as impaired, substandard or special mention, including our non-performing loans, totaled $29.2 million, representing 22.8% of total loans. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2012, our allowance for loan losses as a percentage of total loans was 3.42%.  Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our compliance with the provisions of a Consent Order entered into with the Office of the Comptroller of the Currency may adversely affect our financial condition and results of operations.

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

We have experienced losses in each of the last five years and may not return to profitability.

We have experienced losses for each of the past five fiscal years.  These losses primarily resulted from our high level of non-performing assets and the resultant increased provision for loan losses.  We may continue to suffer further losses as a result of these factors.  As a result of these factors and other conditions, such as weakness in our local economy, we may not be able to return to profitability or do so in the near future.

Further economic downturns may adversely affect our investment securities portfolio and profitability.

At December 31, 2012, the cost basis of our available for sale investment portfolio was $170.0 million, including $317,000 of CMOs and $5.8 million of collateralized debt obligations (“CDOs”) secured by trust preferred securities issued by various financial institutions. These CMOs are secured by first lien residential jumbo mortgage loans geographically dispersed across the United States with a significant amount of the CMOs secured by properties located in California.

At December 31, 2012, the fair value of the AFS securities was $169.2 million. Under U.S. generally accepted accounting principles, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other non-credit related factors is recognized in other comprehensive income.

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

At December 31, 2012, 60.9% of our loan portfolio consisted of commercial real estate loans and 7.31% of our loan portfolio consisted of commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions, such as the Bank, was reduced as well, and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $211,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.0 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.

As part of our participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  The American Recovery and Reinvestment Act of 2010 provides more stringent limitations on severance pay and the payment of bonuses to certain officers and highly compensated employees.  To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we may have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

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

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  According to the Federal Deposit Insurance Corporation, as of June 30, 2012, we held 2.3% of the deposits in Fairfield, Greenville, Laurens, Union and York Counties, in South Carolina, which was the 12th largest market share of deposits out of the 36 financial institutions that held deposits in these counties.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

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

Item 2.  Properties

The Corporation owns two banking offices and an operations center in Union, South Carolina, one banking office in Winnsboro, South Carolina, two banking offices in Rock Hill, South Carolina and a banking office in each of Laurens, Jonesville and Simpsonville, South Carolina.  The net book value of the Corporation’s investment in premises and equipment totaled approximately $3.2 million at December 31, 2012.  See Note 5 of Notes to Consolidated Financial Statements. All property is in good condition and meets the operating needs of the Corporation.

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
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Provident Community Bancshares, Inc.’s common stock was listed on the Nasdaq Capital Market under the symbol PCBS until November 3, 2011, at which point it began to be quoted on the Over-the-Counter Bulletin Board. As of March 15, 2013, there were 657 shareholders of record and 1,790,599 shares of common stock issued and outstanding.

The following table contains the range of high and low sales prices of Provident Community Bancshares’ common stock as reported by the Nasdaq Capital Market (prior to November 3, 2011) and by the Over-the-Counter Bulleting Board (beginning November 3, 2011) and per share dividend as declared during each quarter of the last two calendar years.

2012	High	Low	Dividend

Fourth Quarter	$0.45	$0.16	$–
Third Quarter	0.28	0.16	–
Second Quarter	0.68	0.15	–
First Quarter	0.89	0.10	–

2011	High	Low	Dividend

Fourth Quarter	$0.61	$0.12	$–
Third Quarter	0.65	0.38	–
Second Quarter	0.94	0.47	–
First Quarter	2.22	0.58	–

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

Purchases of Equity Securities By Issuer

In May 2005, the Corporation implemented a share repurchase program under which the Corporation may repurchase up to 5% of the outstanding shares or 98,000 shares. In August 2006, the program was expanded by an additional 5% or 92,000 shares.  As of December 31, 2012, 37,120 shares remained available for repurchase under the plan.  However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of March 6, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot repurchase any shares of its common stock, without the prior approval of the Treasury.  The Company did not repurchase any shares of its common stock in the fourth quarter of 2012.

Item 6. Selected Financial Data

	Years Ended December 31,
	2012	2011	2010	2009	2008
Operations Data:
Interest income	$11,232	$14,025	$16,653	$20,899	$22,785
Interest expense	(3,589)	(5,483)	(8,211)	(11,593)	(13,206)
Net interest income	7,643	8,542	8,442	9,306	9,579
Provision for loan losses	(704)	(990)	(9,090)	(8,695)	(4,210)
Net interest (loss) income after provision for loan losses	6,939	7,552	(648)	611	5,369
Other income	3,958	3,309	3,488	34	3,684
Other expense	(10,579)	(11,026)	(11,939)	(12,047)	(10,046)
Income (loss) before income taxes	318	(165)	(9,099)	(11,402)	(993)
Income tax expense (benefit)	440	25	4,715	(4,011)	(596)
Net loss	(122)	(190)	(13,814)	(7,391)	(397)
Preferred stock dividends and accretion	476	475	475	382	–
Loss available to common shares	$(598)	$(665)	$(14,289)	$(7,773)	$(397)
Net loss per common share (basic)	$(0.33)	$(0.37)	$(7.98)	$(4.34)	$(0.22)
Net loss per common share (diluted)	$(0.33)	$(0.37)	$(7.98)	$(4.34)	$(0.22)
Dividends paid per common shares	$—	$—	$—	$0.06	$0.46
Weighted average number of common shares outstanding (basic)	1,790,599	1,790,599	1,790,599	1,789,743	1,784,412
Weighted average number of common shares outstanding (diluted)	1,790,599	1,790,599	1,790,599	1,789,743	1,784,412

	At December 31,
Financial Condition:	2012	2011	2010	2009	2008
	(Dollars In Thousands)

Assets	$349,942	$376,645	$408,718	$457,003	$434,218
Cash and due from banks	29,059	23,893	24,865	15,631	21,370
Securities	169,214	165,878	148,469	151,750	102,848
Loans (net)	123,414	156,019	198,896	250,420	278,665
Deposits	277,481	283,249	313,128	332,762	306,821
Advances from Federal Home Loan Bank and other borrowings	37,500	59,500	59,500	64,500	69,500
Securities sold under agreement to repurchase	6,280	5,268	10,028	18,520	19,005
Floating rate junior subordinated deferrable interest debentures	12,372	12,372	12,372	12,372	12,372
Shareholders’ equity	12,208	12,470	10,269	26,121	23,924

Other Selected Data:
Average interest rate spread	2.26%	2.39%	2.12%	2.13%	2.37%
Net interest margin	2.31	2.46	2.14	2.20	2.51
Loss return on average assets	(0.03)	(0.05)	(3.16)	(1.61)	(0.10)
Loss return on average shareholders’ equity	(0.98)	(1.72)	(56.15)	(28.89)	(1.46)
Operating expense to average assets	3.02	2.81	2.75	2.25	2.33
Ratio of average shareholders’ equity to average assets	3.41	2.82	5.63	5.62	6.60

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

Allowance for Loan Losses

We consider our accounting policies related to the allowance for loan losses to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is established through a provision for loan losses charged to expense. Our allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools, and specific loss allocations. Our process for determining the appropriate level of the allowance for losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans, and loans charged-off or recovered, amount other factors.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, substandard or special mention. For such loans that are also accounted for as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Loans are placed on non-accrual status depending upon the type of loan, the past due status, and the collections activities in progress. Well-secured loans in the process of collection remain on an accrual basis until they become 90 days past due. Partially secured loans are written down to the collateral value and placed on non-accrual status on or before becoming 90 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due. Consumer loans are charged off or written down to the fair value of collateral on or before becoming 90 days past due. A past due loan may not be considered impaired if it is expected that the delay in payment is minimal. Interest payments are applied to the principal balance on non-accrual loans.

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

OTTI

The evaluation and recognition of OTTI on certain investments including our private label mortgage-backed securities and other corporate debt security holdings requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. See Note 2 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements for the year ended December 31, 2011.

Income Taxes

            Some of the more critical judgments supporting the deferred tax asset amount include judgments about the recovery of these accrued tax benefits.  Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies.   Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences projected to occur, management established a valuation allowance for the portion of the net deferred tax asset that is not recoverable through loss carrybacks. We have evaluated the reasonability of our net deferred tax asset based on forecasts of future income over a three year period, existence of feasible tax planning strategies and the assessments of current and future economic business conditions. Based on these evaluations we have recorded a valuation allowance of $8.0 million to reduce the recorded deferred tax asset to a net realizable value. We believe it is more likely than not that we will be able to utilize the remaining deferred tax assets of $1.4 million to reduce our tax expense in future periods.

Average Balances, Interest and Average Yields/Cost
36
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

	Years Ended December 31,
	2012				2011				2010
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$142,484		$7,335	5.15%	$179,389		$9,039	5.04%	$230,279		$11,572	5.03%
Mortgage-backed securities	60,010		1,371	2.28	77,516		2,547	3.29	42,777		1,615	3.78
Investment securities:
Taxable	108,898		2,509	2.30	77,998		2,416	3.10	96,838		3,256	3.36
Nontaxable	--		--	--	--		--	--	3,792		174	4.61
Total investment securities	108 ,898		2,509	2.30	77,998		2,416	3.10	100,630		3,430	3.41
Deposits and federal funds sold	20,619		17	0.08	22,458		23	0.09	20,909		36	0.17
Total interest-earning assets	332,011		11,232	3.38	357,361		14,025	3.92	394,595		16,653	4.22
Non-interest-earning assets	32,936				34,762				42,280
Total assets	$364,947				$392,123				$436,875

Interest-bearing liabilities:
Savings accounts	$29,067		101	0.35	$27,907		137	0.49	$24,596		203	0.83
Negotiable order of withdrawal accounts	104,522		354	0.34	114,365		734	0.64	122,438		2,009	1.64
Certificate accounts	119,754		860	0.72	136,334		1,683	1.23	157,296		2,875	1.83
FHLB advances and other borrowings	66,697		2,274	3.41	78,372		2,929	3.74	86,009		3,124	3.63
Total interest-bearing liabilities	320,040		3,589	1.12	356,978		5,483	1.54	390,339		8,211	2.10

Noninterest-bearing sources:
Non-interest-bearing deposits	28,435				20,468				18,775
Non-interest-bearing liabilities	4,013				3,612				3,161
Total liabilities	352,488				381,058				412,275
Shareholders’ equity	12,459				11,065				24,600
Total liabilities and shareholders’ Equity	$364,947				$392,123				$436,875

Net interest income			$7,643				$8,542				$8,442
Interest rate spread (2)				2.26%				2.38%				2.12%
Impact of noninterest-bearing sources (3)				0.05				0.09				0.02
Net interest margin (4)				2.31%				2.47%				2.14%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.04	x			1.00	x			1.01	x
________________________________
(1)	Average balance of loans includes non-accruing loans. Interest income includes deferred loan fees and does not include interest on nonaccrual loans.
(2)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3)	Represents the reduction of non-interest bearing deposits on total deposit funding costs.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

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

	Years Ended December 31, 2012 vs. 2011			Years Ended December 31, 2011 vs. 2010
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Change in interest income:
Loans	$(1,859)	$155	$(1,704)	$(2,558)	$25	$(2,533)
Mortgage-backed securities	(575)	(602)	(1,178)	1,312	(378)	934
Investment securities (1)	579	(490)	89	(805)	(224)	(1,029)
Total interest income	(1,856)	(937)	(2,793)	(2,051)	(577)	(2,628)

Change in interest expense:
Deposits	(232)	(1,007)	(1,239)	(488)	(2,045)	(2,533)
Borrowings and other	(436)	(219)	(655)	(277)	82	(195)
Total interest expense	(668)	(1,226)	(1,894)	(765)	(1,963)	(2,728)

Change in net interest income	$(1,188)	$289	$(899)	$(1,286)	$1,386	$100
________________________________
(1) Includes fed funds and overnight deposits.

Results of Operations

Comparison of Years Ended December 31, 2012 and December 31, 2011

The Corporation recorded a net loss to common shareholders for the year ended December 31, 2012 of $598,000 compared to a net loss of $665,000 for the year ended December 31, 2011. Net loss to common shareholders per share was ($0.33) per share (basic and diluted) for the year ended December 31, 2012 compared to ($0.37) per share (basic and diluted) for the year ended December 31, 2011. The decrease in the loss in 2012 was primarily due to a lower provision for loan losses in 2012 due primarily to a net reduction in total loans of $32.6 million, no other-than-temporary impairment of securities compared to $432,000 for the twelve months ended December 31, 2011 and a decrease of $833,000 in expenses primarily related to the holding and disposition of foreclosed properties. These improvements to net income were partially offset by a reduction in net interest income due primarily to lower loan balances due to economic conditions and higher underwriting standards along with an increase in income tax expense due to write-downs of deferred tax assets and tax credits to fair market value. Net interest income before the loan loss provision for the year ended December 31, 2012 decreased $899,000, or 10.5%, to $7.6 million compared to $8.5 million for the previous year.

Interest Income.  Total interest income decreased $2.8 million, or 19.9%, from $14.0 million for the year ended December 31, 2011 to $11.2 million for the year ended December 31, 2012. Interest income on loans decreased $1.7 million, or 18.9%, from $9.0 million for 2011 to $7.3 million for 2012 due primarily to a decrease in the average balance of loans due to a significant decline in loan originations due to higher underwriting standards and slower demand, offset by an 11 basis point increase in the yield on loans. Interest income on deposits, federal funds sold and investment securities decreased $1.1, or 21.8%, from $5.0 million for 2011 to $3.9 million for 2012.  The decrease was due primarily to lower investment yields due to declining market interest rates, offset by higher average balances of taxable investment securities, deposits and federal funds sold.

Interest Expense.  Interest expense decreased $1.9 million from $5.5 million for 2011 to $3.6 million for 2012. Interest expense decreased $1.2 million for deposits and decreased $655,000 for other borrowings and floating rate junior subordinated deferrable interest debentures. Interest expense decreased due to lower market interest rates and lower average balances.

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

The provision for loan losses decreased from $990,000 for 2011 to $704,000 for 2012 primarily due to a decrease in net loans of $32.6 million, a $7.6 million decrease in non-performing loans and lower write-downs and charge-offs. Non-performing assets decreased $7.6 million from $34.1 million at December 31, 2011 to $26.5 million at December 31, 2012. The majority of this decrease relates primarily to reductions in commercial and construction real estate non-performing loans that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers ability to sell the completed projects in a timely manner. Management continues to evaluate and assess all non-performing assets on a regular basis as part of its well-established loan monitoring and review process. At December 31, 2012, criticized and classified loans, including non-performing loans, totaled $29.2 million, compared to $32.1 million at September 30, 2012 and $38.0 million at December 31, 2011. Management has sought to provide an amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Bank’s experience, economic conditions and information about borrowers available at the time of the analysis. However, if economic conditions in the Bank’s market areas are worse than currently anticipated, especially with respect to real estate related activities and real property values, further provisions for loan losses could be needed in the future.

The Bank experienced loan charge-offs, net of recoveries, of approximately $886,000 for 2012 compared to $3.8 million for 2011.  The loan charge-offs for 2012 related primarily to write-downs of commercial loans. The allowance for loan losses to total loans at December 31, 2012 was 3.42% compared to 2.83% at December 31, 2011.  The allowance for loan losses to non-accrual loans at December 31, 2012 was 33.1% compared to 27.1% at December 31, 2011.

Our non-accrual loans totaled $13.2 million at December 31, 2012 compared to $16.8 million at December 31, 2011. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

Non-Interest Income
(Dollars in thousands)

	Year ended December 31
	2012	2011	% Change
Net gain on sale of investments	$1,259	$1,125	11.9%
Fees for financial services	2,680	2,584	3.7
Other–than-temporary-impairment write-down on securities	--	(432)	(100.0)
Other fees, net	19	32	(40.6)
Total non-interest income	$3,958	$3,309	19.6

The increase in non-interest income was due primarily to no other than temporary impairment charges for the current year compared to $432,000 for the year ended December 31, 2011 along with higher gain on sale of investment securities. The OTTI charges in 2011 relate to write-downs recorded on pooled trust preferred securities as a result of projected shortfalls of interest and principal payments in the cash flow analysis of the securities. Gains on sale of investments were $1.3 million for 2012 as the Bank sold $51.3 million in AFS investment securities to better position the investment portfolio for the potential of rising interest rates. The Bank decreased its level of mortgage-backed securities for the year ended December 31, 2012 to $41.2 million compared to $74.1 million for the period ended December 31, 2011. This decrease was partially offset with increases in government sponsored enterprises securities to $123.7 million at December 31, 2012 compared to $87.5 million at December 31, 2011. Fees for financial services increased primarily due to higher fees from return check charges as a result of an increase in checking account fees.

Non-Interest Expense
(Dollars in thousands)

	Year ended December 31
	2012	2011	% Change
Compensation and employee benefits	$4,181	$4,135	1.1%
Occupancy and equipment	2,573	2,532	1.6
Deposit insurance premiums	899	717	25.4
Professional services	723	581	24.4
Advertising and public relations	39	32	21.9
OREO and loan operations	878	1,711	(48.7)
Telephone	177	182	(2.7)
Items processing	260	294	(11.6)
Other	849	842	0.8
Total non-interest expense	$10,579	$11,026	(4.1)

Compensation and employee benefits increased 1.1%, or $46,000 compared to the year ended December 31, 2011 due primarily to normal annual salary increases. Occupancy and equipment expenses increased 1.6%, or $41,000, due primarily to higher system maintenance expense. Deposit insurance premiums increased 25.4%, or $182,000, due primarily to higher FDIC assessments, offset by a reduction in total deposits. Professional services expense increased 24.4%, or $142,000, due primarily to higher legal, audit and consultant expense. OREO and loan operations costs decreased $833,000, or 48.7%, due to lower disposition costs associated with foreclosed real estate properties. Items processing expense decreased $34,000, or 11.6%, due to lower NOW account balances as a result of interest rate reductions.

Income Tax Expense. Expense for income taxes for the twelve months ended December 31, 2012 was $440,000 as compared to $25,000 for the same period in 2011. The current year expense primarily includes $145,000 for a write-down of tax credits to the fair market value and $260,000 for the write-down of deferred tax assets. The Corporation has net operating loss carry-forwards of approximately $30.0 million which will expire by December 31, 2030 if not utilized to offset taxable income prior to that date. Therefore, federal income tax expense is not being recognized on taxable income.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Assets.  At December 31, 2012, assets totaled $349.9 million, a decrease of $26.7 million, or 7.1%, as compared to $376.6 million at December 31, 2011. In 2011 and, as part of its strategic plan, the Corporation implemented program to shrink its balance sheet to increase its regulatory capital ratios. This shrinkage was accomplished with reductions in borrowings and higher cost deposits and was primarily funded with reductions in loans. Cash and cash equivalents increased $5.2 million to $29.1 million from $23.9 million at December 31, 2011. The increase was due primarily to an increase in federal funds sold as a result of funds invested with proceeds from sales and maturities of securities and loan payments, offset by a reduction in interest earning balances with the Federal Reserve as a result of a reduction in deposit balances. Investment and mortgage-backed securities increased $3.3 million to $169.2 million from $165.9 million at December 31, 2011 as a result of funds invested with the proceeds from the reduction of loans. In addition, the Corporation sold $51.3 million in investment securities to better position the investment portfolio for the potential of rising interest rates. The Corporation decreased its level of mortgage-backed securities for the year ended December 31, 2012 to $41.2 million compared to $74.1 million for the period ended December 31, 2011. This decrease was partially offset with increases in government sponsored enterprises securities to $123.7 million at December 31, 2012 compared to $87.5 million at December 31, 2011.

Total loans, net, decreased $32.6 million, or 20.9%, to $123.4 million at December 31, 2012 from $156.0 million at December 31, 2011. The decrease was due to a significant reduction in loan demand as a result of economic conditions currently present in South Carolina and higher underwriting standards. Consumer loans decreased $4.0 million, or 10.7%, during 2012, commercial loans decreased $26.3 million, or 23.8%, and residential mortgage loans decreased $2.6 million or 20.9%.

OREO increased $776,000 to $9.2 million at December 31, 2012 from $8.4 million at December 31, 2011, primarily as a result of the transfer of two bank properties totaling $1.3 million. Bank properties that are no longer in use and are for sale are required to be removed from fixed assets and transferred to OREO. OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the balance as possible. The carrying value of these assets are believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

FHLB stock decreased $1.1 million, or 33.0%, to $2.3 million at December 31, 2012 from $3.4 million at December 31, 2011 due to a decrease in FHLB borrowings. Other assets decreased $936,000, or 21.5%, to $3.4 million at December 31, 2012 from $4.4 million at December 31, 2011 due primarily to a decrease in net deferred tax asset as a result of  a write-down of $260,000 and a write-down of  tax credits of $145,000 to fair market value.

Liabilities.  Total liabilities decreased $26.4 million, or 7.3%, to $337.7 million at December 31, 2012 from $364.2 million at December 31, 2011. Total deposits decreased $5.8 million, or 2.0%, from $283.2 million at December 31, 2011 to $277.5 million at December 31, 2012. Time deposits decreased $7.7 million, or 6.2%, from $124.9 million at December 31, 2011 to $117.2 million at December 31, 2012 and transaction deposit accounts increased $1.9 million, or 1.2%, from $158.4 million at December 31, 2011 to $160.3 million at December 31, 2012. The decrease in time deposits was due primarily to falling interest rates. FHLB borrowings decreased $22.0 million, or 37.0%, from $59.5 million at December 31, 2011 to $37.5 million at December 31, 2012 due to the pay-down of these instruments. Securities sold under agreement to repurchase increased $1.0 million, or 19.2%, from $5.3 million at December 31, 2011 to $6.3 million at December 31, 2012.

Shareholders’ Equity. Shareholders’ equity decreased $262,000, or 2.1%, to $12.2 million at December 31, 2012 from $12.5 million at December 31, 2011 primarily due to unrealized holding losses on securities available for sale arising during the period of $641,000 less reclassification adjustment for gains in net loss of $781,000 along with a net operating loss of $122,000.

Liquidity

Liquidity is the ability to meet demand for loan disbursements, deposit withdrawals, repayment of debt, payment of interest on deposits and other operating expenses. The primary sources of liquidity are deposits, loan sales and repayments, borrowings, maturities, prepayment and sales of securities and interest payments.

The Bank incorporates a liquidity management forecasting model to ensure adequate liquidity is maintained for current and future funding needs. The model projects forecasted loan growth for three and six month periods and projects funds that will be provided from deposits, investments and loan prepayments. Any projected shortfalls would utilize alternative funding sources such as available borrowing lines from the fed discount window or fed funds lines from other correspondent banks.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The primary investing activities of the Bank are the origination of commercial and consumer loans and the purchase of investment and mortgage-backed securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, securities sold under agreements to repurchase, and the utilization of FHLB advances. During 2012, the Bank originated $8.6 million in loans. At December 31, 2012, the Bank’s holdings of investment and mortgage-backed securities totaled $169.2 million, all of which was available for sale. Approximately $62.7 million and $85.1 million of investment securities at December 31, 2012 and December 31, 2011, respectively, were pledged as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

During 2012, total deposits decreased $5.8 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Corporation and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2012, totaled $79.6 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank. If the Bank requires funds beyond its ability to generate them internally, additional external sources of funds are available through FHLB advances, lines of credit and wholesale deposits. At December 31, 2012, the Bank had outstanding $37.5 million of FHLB borrowings and $6.3 million of securities sold under agreements to repurchase. At December 31, 2012, the Bank had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $32.5 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

See Note 17 to the Consolidated Financial Statements for further information about commitments and contingencies.

Parent Company Liquidity

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. The Corporation did not pay cash dividends to common shareholders in 2012 or 2011. The payment of cash dividends for common shares was suspended after the first quarter of 2009 to retain capital and it is unknown at this time when or if the program will resume. In July 2010, the Corporation exercised its right to defer the regularly scheduled quarterly distribution on its $12.3 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury Department in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. The Corporation is prohibited from any dividends to its holders of common stock until it resumes payment of such obligations.  Provident Community Bancshares’ primary sources of income are proceeds that it retained from its offering of preferred stock and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency, cannot exceed retained net income for that year combined with retained net income for two years less any transfers to surplus and capital distributions. Further, under the Consent Order, the Bank is prohibited from paying a cash dividend to the Corporation without prior regulatory approval.  At December 31, 2012, Provident Community Bancshares, Inc. had liquid assets of $82,000.

Capital Resources

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. So long as the Bank is subject to the enforcement action executed with the Office of the Comptroller of the Currency on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized unless it achieves the higher thresholds required by the consent order. At December 31, 2012, the Bank did not meet the higher tier 1 capital requirements required by the consent order and is evaluating alternatives to increase capital. The Bank’s capital category as of December 31, 2012, is determined solely to apply the prompt corrective action restrictions, and the Bank’s capital category as of December 31, 2012 may not constitute an accurate representation of the Bank’s overall financial condition or prospects. See Note 19 to the Consolidated Financial Statements for further discussion of these capital requirements.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $15.3 million at December 31, 2012. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes.

At December 31, 2012, the unused portion of credit lines was $15.3 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

For the year ended December 31, 2012, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operation and cash flows.

Contractual Obligations

The table below summarizes future contractual obligations.

			Payments Due by Period
	Within one year	Over one to two years	Over two to three years	Over three to five years	After five years	Total
Contractual Obligations (in thousands)
Certificate accounts	$79,585	$34,482	$1,704	$1,396	$--	$117,167
Borrowings	--	--	--	24,000	13,500	37,500
Operating leases	486	486	486	973	962	3,393
Total	$80,071	$34,968	$2,190	$26,369	$14,462	$158,060

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Provident Community Bancshares, Inc. and Subsidiaries
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of Provident Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Community Bancshares, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Greenville, South Carolina
April 1, 2013

Provident Community Bancshares, Inc. and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Assets
Cash and due from banks	$8,761	$9,141
Federal funds sold	20,298	14,752
Investments and mortgage-backed securities available for sale	169,214	165,878
Loans, net of allowance for loan losses of $4,367 in 2012 and $4,549 at December 31, 2011	123,414	156,019
Other real estate owned	9,174	8,398
Federal Home Loan Bank stock, at cost	2,253	3,363
Federal Reserve Bank stock, at cost	771	689
Office properties and equipment, net	3,180	4,787
Accrued interest receivable	1,248	1,340
Cash surrender value of life insurance	8,210	7,923
Other assets	3,419	4,355
Total assets	$349,942	$376,645

Liabilities
Deposits	$277,481	$283,249
Advances from the Federal Home Loan Bank	37,500	59,500
Securities sold under agreements to repurchase	6,280	5,268
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	1,148	1,028
Other liabilities	2,953	2,758
Total liabilities	337,734	364,175

Commitments and contingencies – Notes 12 and 17

Shareholders’ equity
Serial preferred stock, no par value, authorized – 500,000 shares, issued and outstanding – 9,266 at December 31, 2012 and December 31, 2011	9,260	9,255
Common stock – $0.01 par value, authorized – 5,000,000 shares, issued-2,192,958 and outstanding – 1,790,599 shares at December 31, 2012 and December 31, 2011, respectively	20	20
Common stock warrants	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(527)	(387)
Retained earnings, (loss) substantially restricted	(3,189)	(3,062)
Treasury stock, at cost	(6,300)	(6,300)
Total shareholders’ equity	12,208	12,470
Total liabilities and shareholders’ equity	$349,942	$376,645

 See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)

	Years Ended December 31,
	2012	2011
	(In Thousands, Except Per Share Data)
Interest Income:
Loans	$7,335	$9,039
Deposits and federal funds sold	17	23
Securities available for sale:
Other investments (taxable)	3,787	4,885
FHLB/FRB stock dividends	93	78
Total interest income	11,232	14,025
Interest Expense:
Deposit accounts	1,315	2,554
Floating rate junior subordinated deferrable interest debentures	277	423
Advances from the FHLB and other borrowings	1,997	2,506
Total interest expense	3,589	5,483
Net Interest Income	7,643	8,542
Provision for loan losses	704	990
Net interest income (loss) after provision for loan losses	6,939	7,552
Non-Interest Income:
Fees for financial services	2,680	2,584
Other fees, net	19	32
Other-than-temporary-impairment write-down on securities	--	(432)
Net gain on sale of investments	1,259	1,125
Total non-interest income	3,958	3,309
Non-Interest Expense:
Compensation and employee benefits	4,181	4,135
Occupancy and equipment	2,573	2,532
Deposit insurance premiums	899	717
Professional services	723	581
Advertising and public relations	39	32
OREO and loan operations	878	1,711
Telephone	177	182
Items processing	260	294
Other	849	842
Total non-interest expense	10,579	11,026
Net income (loss) before income taxes	318	(165)
Expense for income taxes	440	25
Net loss	$(122)	$(190)
Accretion of preferred stock to redemption value and preferred dividends	476	475
Net loss to common shareholders	$(598)	$(665)
Net loss per common share (basic)	$(0.33)	$(0.37)
Net loss per common share (diluted)	$(0.33)	$(0.37)
Weighted average number of common shares outstanding (basic)	1,790,599	1,790,599
Weighted average number of common shares outstanding (diluted)	1,790,599	1,790,599

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2012	2011
	(In Thousands)

Net loss	$(122)	$(190)
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during period, net of taxes of $987 and $224	641	2,821
Less reclassification adjustment for gains in net loss, net of taxes of $478 and $263	(781)	(430)
Comprehensive (loss) income	$(262)	$2,201

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity Twelve months ended december 31, 2012 And 2011
	Preferred Stock		Common Stock				Retained
	Shares	Amount	Shares	Amount	Common Stock Warrants	Additional Paid-In Capital	Earnings (loss), Substantially Restricted	Accumulated Other Comprehensive Income (loss)	Treasury Stock At Cost	Total Shareholder's Equity
	(Dollars in Thousands, Except Share Data)

Balance at December 31, 2010	9,266	$9,250	1,790,599	$20	$25	$12,919	$(2,867)	$(2,778)	$(6,300)	$10,269
Net loss	--	--	--	--	--	--	(190)	--	--	(190)
Other comprehensive loss, net of tax of $987 on unrealized holding gains arising during period	--	--	--	--	--	--	--	2,821	--	2,821
Less reclassification adjustment for gains and other than temporary Investment charge in net loss	--	--	--	--	--	--	--	(430)	--	(430)
Comprehensive income	--	--	--	--	--	--	--	--	--	2,201
Accretion of preferred stock to redemption value	--	5	--	--	--	--	(5)	--	--	--
Balance at December 31, 2011	9,266	$9,255	1,790,599	$20	$25	$12,919	$(3,062)	$(387)	$(6,300)	$12,470
Net loss	--	--	--	--	--	--	(122)	--	--	(122)
Other comprehensive income, net of tax of $224 on unrealized holding gains arising during period	--	--	--	--	--	--	--	641	--	641
Less reclassification adjustment for gains and other than temporary investment charge in net loss	--	--	--	--	--	--	--	(781)	--	(781)
Comprehensive loss	--	--	--	--	--	--	--	--	--	(262)
Accretion of preferred stock to redemption value	--	5	--	--	--	--	(5)	--	--	--
Balance at December 31, 2012	9,266	$9,260	1,790,599	$20	$25	$12,919	$(3,189)	$(527)	$(6,300)	$12,208

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
	(In Thousands)
Operating activities:

Net loss	$(122)	$(190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	704	990
Amortization of securities	1,539	774
Depreciation expense	354	386
Recognition of deferred income, net of costs	(206)	(133)
Deferral of fee income, net of costs	181	151
Other than temporary impairment charge on AFS securities	--	432
Gain on investments	(1,259)	(1,125)
Decrease in accrued interest receivable	92	235
(Gain) loss on OREO sales	(73)	73
OREO impairment	753	1,338
Increase in bank owned life insurance	(287)	(332)
Decrease in other assets	1,011	571
Increase in accrued interest payable	120	--
Increase in other liabilities	195	365
Net cash provided by operating activities	3,002	3,535

Investing activities:

Purchase of AFS securities	(192,801)	(158,387)
Maturities of AFS securities	122,213	54,036
Proceeds from the sales of AFS securities	51,272	77,053
Principal repayment on mortgage-backed securities AFS	15,485	13,413
Net decrease in loans	29,486	38,618
Redemption of FHLB/FRB stock	1,028	306
Proceeds from sales of OREO, net of costs and improvements	2,340	4,133
Purchase of office properties and equipment	(103)	(72)
Net cash provided by investing activities	28,920	29,100

Financing activities:

Repayment of term borrowings, net	(20,988)	(4,759)
Proceeds from redemption of life insurance	--	1,032
Decrease in deposit accounts	(5,768)	(29,879)
Net cash used by financing activities	(26,756)	(33,607)

Net increase (decrease) in cash and due from banks	5,166	(972)
Cash and cash equivalents at beginning of period	23,893	24,865
Cash and cash equivalents at end of period	$29,059	$23,893

See Notes to Consolidated Financial Statements.

Provident Community Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.             Summary of Significant Accounting Policies

Organization - Provident Community Bancshares, Inc. (“Provident Community Bancshares”) is the bank holding company for Provident Community Bank, N.A., a national bank (the “Bank”). Provident Community Bancshares and the Bank are collectively referred to as the Corporation in this annual report. The Bank, founded in 1934, offers a complete array of financial products and services through eight full-service banking centers in five counties in South Carolina, including checking, savings, time deposits, individual retirement accounts (IRAs), investment services, and secured and unsecured consumer loans. The Bank originates and services home loans and provides financing for small businesses and affordable housing.

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

Cash and federal funds sold - Cash and federal funds sold include cash on hand and amounts due from depository institutions, federal funds sold and short term, interest-earning deposits. From time to time, the Corporation’s cash deposits with other financial institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Investments and Mortgage-backed Securities - The Bank accounts for investment securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. No securities have been classified as trading securities.

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

Loans - Loans are stated at the principal balance outstanding. Mortgage loans consist principally of conventional one-to four-family residential loans and interim and permanent financing of non-residential loans that are secured by real estate. Commercial loans are made primarily on the strength of the borrower’s general credit standing, the ability to generate repayment from income sources and the collateral securing such loans. Consumer loans generally consist of home equity loans, automobile and other personal loans. In many lending transactions, collateral is taken to provide an additional measure of security. Generally, the cash flows or earning power of the borrower represents the primary source of repayment, and collateral liquidation serves as a secondary source of repayment. The Bank determines the need for collateral on a case-by-case or product-by-product basis. Factors considered include the current and prospective credit worthiness of the customer, terms of the instrument and economic conditions.

1.             Summary of Significant Accounting Policies (continued)

The Bank generally originates single-family residential loans within its primary lending area. The Bank’s underwriting policies require such loans to be 80% loan to value based upon appraised values unless private mortgage insurance is obtained. These loans are secured by the underlying properties. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned discount and fees and an allowance for loan losses. Unearned interest on loans is amortized to income over the life of the loan, using the interest method. For all other loans, interest is accrued daily on the outstanding balances.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Bank is generally amortizing these amounts over the contractual life. Commitment fees and costs are generally based upon a percentage of the customer’s unused line of credit and are recognized over the commitment period when the likelihood of exercise is remote. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of the yield.

Loans are placed on non-accrual status depending upon the type of loan, the past due status, and the collections activities in progress. Well-secured loans, in the process of collection, remain on an accrual basis until they become 90 days past due. Partially secured loans are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due. Consumer loans are charged off or written down to the fair value of collateral on or before becoming 90 days past due. A past due loan may not be considered impaired if it is expected the delay in payment is minimal. Interest payments are applied to the principal balance on non-accrual loans. Renegotiated loans, or Troubled Debt Restructurings (“TDR”), are those loans where the borrower is experiencing financial difficulties and we have agreed to concessions of the terms such as changes in the interest rate charged and/or other concessions. Loans can be removed from nonaccrual status once they have been brought current and have paid current for at least six months. Loans which are classified as TDR may be removed from this status the fiscal year after they have performed current under the restructured payment agreement for a period of twelve consecutive months.

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

A loan is considered impaired when, in management’s judgment, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as nonaccrual are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for loss and a general reserve is established accordingly.

1.             Summary of Significant Accounting Policies (continued)

Loans on non-accrual status as well as real estate acquired through foreclosure or deed taken in lieu of foreclosure are considered non-performing assets.

Allowance for Loan Losses – We consider our accounting policies related to the allowance for loan losses to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is established through a provision for loan losses charged to expense. Our allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools, and specific loss allocations. Our process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans, and loans charged-off or recovered, among other factors.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The allowance for loan loss calculation includes a segmentation of loan categories by residential mortgage, commercial and consumer loans. Each category is rated for all loans.  The weights assigned to each performing group are developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. As the loan categories increase and decrease in balance, the provision for loan loss calculation will adjust accordingly. The evaluation also includes a component for probable losses based on historical losses on groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, substandard or special mention. For such loans that are also accounted for as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The general allocated segment for loan loss calculation includes a stratification of loan categories subdivided by residential mortgage, commercial, commercial real estate and consumer loans. These stratifications are further divided in individual segments by call report groupings. The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. The allowance for each portfolio segment is developed from a combination of factors that reflects management’s best judgment of the extent to which environmental factors, current trends and historical loss levels are more or less accurate indicators of current losses in the portfolio. Each category is rated for all loans including pass rated groups, special mention loans, and adversely classified non-impaired credits. The weights assigned to each performing group is developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition, as the amount of loans in each category increases and decreases, the provision for loan loss calculation adjusts accordingly. Recovery of the carrying value of loans is dependent to some extent on the future economic environment and operating and other conditions that may be beyond the Bank’s control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance (and future results of operation).

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

The Bank generally determines a loan to be impaired at the time management believes that it is probable that the principal and interest may be uncollectible.  Management has determined that, generally, a failure to make a payment within a 90-day period constitutes a minimum delay or shortfall and does not generally constitute an impaired loan. However, management reviews each past due loan and may determine a loan to be impaired prior to the loan becoming over 90 days past due, depending upon the circumstances of that particular loan. The Bank’s policy for charge-off of impaired loans is on a loan-by-loan basis. The Bank’s policy is to evaluate impaired loans based on the fair value of the collateral.  Interest income from impaired loans is recorded using the cash method.  At December 31, 2012, impaired loans totaled $25.8 million and the Corporation had recognized no interest income from impaired loans. The average balance in impaired loans was $29.2 million for 2012.

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

Securities Sold Under Agreements to Repurchase - The Bank enters into sales of securities under agreements to repurchase. Fixed-coupon reverse repurchase agreements are treated as financings, with the obligations to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as an asset. The securities are delivered by appropriate entry by the Bank’s safekeeping agent to the counterparties’ accounts. The dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Bank substantially identical securities at the maturities of the agreements.

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

Other Real Estate Owned (“OREO”) – OREO is stated at the lower of cost or estimated fair value less estimated costs to sell.  Any accrued interest on the related loan at the date of acquisition is charged to operations. Costs relating to the development and improvement of property are capitalized to the extent that such costs do not exceed the estimated fair value less selling costs of the property, whereas those relating to holding the property are charged to expense.

Interest Income - Interest on loans is accrued and credited to income monthly based on the principal balance outstanding and the contractual rate on the loan. The Bank places loans on non-accrual status when they become greater than 90 days delinquent or when in the opinion of management, full collection of principal or interest is unlikely. All interest that was accrued prior to the loan being placed on non-accrual status is automatically reversed after the 90 day delinquency period. The loans are returned to accrual status when full collection of principal and interest appears likely.

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

Per-Share Data - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share are similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under Provident Community Bancshares’s stock option plan is reflected in diluted earnings per common share by the application of the treasury stock method. There were no common stock equivalents included in the diluted earnings per share calculation at December 31, 2012 or 2011 as the effect would have been anti-dilutive.

Fair Values of Financial Instruments - The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

Cash and federal funds sold - The carrying amounts of cash and due from banks approximate their fair value.

Available for sale securities - Fair values for securities are based on quoted market prices.  The carrying values of restricted equity securities approximate fair values. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

1.             Summary of Significant Accounting Policies (continued)

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

Reclassifications - Certain amounts in prior year’s financial statements have been reclassified to conform with current year classifications. These reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.

Stock-Based Compensation - The Corporation accounts for the compensation costs for its stock option plan under the fair value recognition provisions of Financial Accounting Standards Board FASB ASC 718-10-10 “Compensation-Stock Compensation”.

There were no stock options granted in 2012 or 2011.

2.             Investments and Mortgage-backed Securities

There were no securities classified as held to maturity as of December 31, 2012.

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
Government Sponsored Enterprises	$123,381	$324	$(26)	$123,679
Trust Preferred Securities	5,828	--	(1,493)	4,335
Total Investment Securities	129,209	324	(1,519)	128,014
Mortgage-backed Securities:
Fannie Mae	11,950	72	(20)	12,002
Ginnie Mae	16,726	101	(72)	16,755
Freddie Mac	11,822	297	--	12,119
Collateralized Mortgage Obligations	317	7	--	324
Total Mortgage-backed Securities	40,815	477	(92)	41,200
Total available for sale	$170,024	$801	$(1,611)	$169,214

There were no securities classified as held to maturity as of December 31, 2012.

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
U.S. Agency Obligations	$1	$--	$--	$1
Government Sponsored Enterprises	87,295	259	(16)	87,538
Trust Preferred Securities	6,378	--	(2,173)	4,205
Total Investment Securities	93,674	259	(2,189)	91,744
Mortgage-backed Securities:
Fannie Mae	17,609	250	(5)	17,854
Ginnie Mae	29,854	868	(52)	30,670
Freddie Mac	24,966	305	(13)	25,258
Collateralized Mortgage Obligations	370	--	(18)	352
Total Mortgage-backed Securities	72,799	1,423	(88)	74,134
Total available for sale	$166,473	$1,682	$(2,277)	$165,878

2.             Investments and Mortgage-backed Securities (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale

Government Sponsored Enterprises	$19,337	$26	$--	$--	$19,337	$26
Trust Preferred Securities	--	--	4,335	1,493	4,335	1,493
Mortgage-backed Securities	8,665	79	2,149	13	10,814	92
Total	$28,002	$105	$6,484	$1,506	$34,486	$1,611

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

Valuation of Securities – The first item reviewed is the fair market value of the security.  If the security is in an unrealized loss position, the Corporation proceeds to analyze the security for OTTI based on the following items.  The pricing of securities is performed by a third party and is considered Level III pricing.

Cash flow analysis – A cash flow analysis following the guidance in ASC 320-10-35 is the primary evidence utilized in determining whether there is a credit-related issue with respect to the security. The basic methodology is to calculate the present value of the cash flows using a current effective yield. This calculation uses assumptions for default rates, prepayment speeds and discount rates. We have used 0% as assumed prepayment rates, default rates ranging from 1.2% to 3.6% and discount rates ranging from 100 basis points to 300 basis points. In conjunction with the process of determining the key assumptions, the Corporation also reviews the key financial information on the underlying issuers that are the collateral for the investment securities. The results of these analyses are used to determine estimates of default rates and also to provide additional information for consideration in determining the reasonableness of assumed prepayment rates. ASC 320-10-35 is used to measure credit loss for OTTI purposes. The change in the expected cash flows is reviewed to determine if OTTI should be recorded. The result calculated for the current quarter is then compared to the previous quarter's book value to determine if the change is “adverse.” The credit component of any impairment should be the difference between the book value and the projected present value for the current quarter.

2.             Investments and Mortgage-backed Securities (continued)

The analysis is based on cash flows and utilizes a number of assumptions relating to credit and prepayment.  There are 9 scenarios available within three deal cash flow assumption categories (prepays constant, no prepays, prepays constant utilizing select years and defaults over 5 years and constant thereafter).  Each of these scenarios includes different prepayment assumptions and defaults at various levels in addition to projection of recoveries, if applicable, with a two-year lag.  Scenarios in each category range from a base to worse case in addition to two analyses that project defaults over the course of the following year on a quarterly basis and annually thereafter.

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

●
Break in Yield – This is the level of deferrals/defaults the tranche could experience before the tranche would not receive all of its contractual cash flows (principle and interest) by maturity (not just a temporary interest shortfall but an actual loss in yield on the investment).  In other words, a break in yield occurs when the magnitude of the deferrals/defaults has depleted the entire credit enhancement (excess interest and over-collateralization) beneath the given tranche.

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

Deferral/Default Summary – The Corporation reviews current information for individual issues to determine the extent of deferrals and or defaults and the status of any issuers in the pool and the impact to the tranche owned by the Corporation.  This report lists the issue (i.e., the pool/deal), the amount of deferrals/defaults related to the issue, the issuer that has deferred/defaulted, and the percentage of total current collateral this represents.  Additionally, the report provides the status of the amount in question (i.e. whether it is cured, purchased, in default, or deferred), the projected senior and mezzanine note status for the next payment date, the projected income note status for the next payment date and the next bond payment date. The Corporation compares the information in this report to the assumptions used in the cash flow analysis to ensure that deferral and defaults are correctly reflected in the cash flow analysis.

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

To determine impairment charges for the Corporation’s collateralized debt obligations (“CDO”), we performed discounted cash flow valuations through a static default model test. The default model used assumed a 3.6% rate, which is three times the historic default rates for all CDOs, a 0% recovery on all banks in deferral of interest payments and a 0% prepayment rate. Cash flow valuations with a premium mark up of 300 basis points were also used to determine the fair market values of the Corporation’s collateralized debt obligations. All of the Corporation’s pooled trust preferred securities have the same terms, which is that the securities cannot be redeemed for five years and then can be called quarterly thereafter.  All of the securities are past the five year no call period. Valuation documentation for the cash flow analysis is provided by an independent third party.

2.             Investments and Mortgage-backed Securities (continued)

Security Name	Single/ Pooled	Class Tranche	Amortized Cost	Fair Value	Unrealized Loss	Credit Portion	Other	YTD OTTI Total
Alesco II	Pooled	B-1	$1,161	$1,036	$125	$--	$--	$--
MM Com III	Pooled	B	516	409	107	--	--	--
Pretzl IV	Pooled	Mezz	152	102	50	--	--	--
Total			$1,829	$1,547	$282	$--	$--	$--

Security Name	Lowest Rating (1)	% of Current Performing	% Deferrals/ Defaults (2)	High	Low	Discount Margin (3)
Alesco II	C	85.33%	14.67%	1.20%	0.40%	4.65%
MM Com III	CC	58.89%	41.11%	1.20%	0.40%	5.05%
Pretzl IV	CCC	72.93%	27.07%	1.50%	0.75%	2.25%

Notes to table above:

(1)	Credit Ratings represent Moody’s and Fitch ratings (S&P does not rate this security)
(2)
The ratio represents the amount of specific deferrals/defaults that have occurred, plus those that are known or projected for the following quarters to the total amount of original collateral for a given security. Fewer deferrals/defaults produce a lower ratio.

(3)	Fair market value discount margin to LIBOR

For the year ended December, 31, 2012, the Corporation did not experience a credit-related other-than-temporary impairment on the pooled trust preferred securities portfolio but we have recorded a $1.5 million loss cumulatively since 2008 in this portfolio. All of these securities are in the Corporation’s available for sale portfolio. The previous impairment costs were charged to earnings in non-interest income as “Other-than-temporary-impairment write-down on securities”. The total securities impacted by credit-related other-than-temporary impairment have a current carrying value of $1.5 million and represent approximately 0.91% of available for sale securities. The Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. The Corporation may conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

The following table presents the Bank’s investments by category and the related unrealized gains or losses, net of tax, recognized in other comprehensive losses, credit losses recognized in and credit ratings for each classification of security. Trust preferred securities are divided into pooled and single issue securities. Private label trust preferred securities are $2.0 million each and are evaluated each quarter based on the financial stability of the institution. These securities have no credit rating included in the table below. Agency MBS and agency securities are government guaranteed and therefore, their risk is relatively low.

2.             Investments and Mortgage-backed Securities (continued)

Amounts in the following table are in millions.

Security Classification	Amortized Cost	Fair Value	OCI		OTTI	AAA	AA	A	Baa1	Ba3	Not Rated	Below Investment Grade
Single issuer trust preferred securities	$4.0	$2.8		$(1.2)	$--	$--	$--	$--	$--	$--	$2.8	$--
Pooled trust preferred securities	1.8	1.5		(0.3)	(1.5)	--	--	--	--	--		1.5
Agency MBS	40.5	40.9		0.4	--	--	--	--	--	--	41.2	--
Private label CMO	0.3	0.3		--	--	0.3	--	--	--	--	--	--
Treasury/Agency	123.4	123.7		0.3	--	123.7	--	--	--	--	--	--
Total	$170.0	$169.2	$	(0.8)	$(1.5)	$124.0	$--	$--	$--	$--	$44.0	$1.5

OCI-Other Comprehensive Income (loss)  OTTI-Other Than Temporary Impairment

Proceeds, gross gains and gross losses realized from the sales of securities were as follows for the periods ended (in thousands):

	Years Ended December 31,
	2012	2011

Proceeds	$51,272	$77,053
Gross gains	1,259	1,125
Net gain on investment transactions	$1,259	$1,125

The maturities of securities at December 31, 2012 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$--	$--
Due after one year through five years	9	9
Due after five years through ten years	28,638	28,737
Due after ten years	141,377	140,468
Total investment and mortgage-backed securities backed securities	$170,024	$169,214

The mortgage-backed securities held at December 31, 2012 mature between one and thirty years. The actual lives of those securities may be significantly shorter as a result of principal payments and prepayments. All mortgage-backed securities are U.S. Government securities issued through Fannie Mae, Ginnie Mae, or Freddie Mac.

At December 31, 2012 and 2011, $62.7 million and $85.1 million, respectively, of securities recorded at book value were pledged as collateral for certain deposits and borrowings.

At December 31, 2012, approximately $9.4 million of mortgage-backed securities were adjustable rate securities. The adjustment periods range from monthly to annually and rates are adjusted based on the movement of a variety of indices.

2.             Investments and Mortgage-backed Securities (continued)

Investments in collateralized mortgage obligations (“CMOs”) had a fair market value of $324,000 at December 31, 2012. These are private label CMO securities that were issued by a large regional bank. Therefore, the fair market value is determined by the current available broker supplied price as an estimate of the amount the Corporation could expect to receive in the open market. These securities are not actively traded as a result of the economic crisis.

3.             Federal Home Loan Bank Capital Stock

Provident Community Bank, as a member institution of FHLB, is required to own capital stock in the FHLB of Atlanta based generally upon a membership-based requirement and an activity-based requirement related to the level of advances that the Corporation borrows from the FHLB. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock historically has been at par value. The carrying value (which approximates fair value) of this stock was $2.3 million at December 31, 2012 and $3.4 million at December 31, 2011.

In evaluating other-than-temporary impairment of the FHLB stock, the Bank considered the most recent financial results of the FHLB, the resumption of paying dividends on common stock, its ability to repurchase the stock at par value throughout the year in a timely manner based on the level of advances that the Bank maintains, and the baseline credit assessment rating given by Moody’s Investors Service of AAA. The Corporation believes that the resumption of the common stock dividend and the investment grade rating of AAA indicate that there is no impairment in the investment in the FHLB stock as of December 31, 2012.

4.             Loans, Net

Loans receivable consisted of the following (in thousands):

	As of December 31,
	2012	2011
Real estate loans:
Fixed-rate residential	$6,329	$8,063
Adjustable-rate residential	3,376	3,967
Commercial real estate	75,210	97,547
Construction	59	308
Total mortgage loans	84,974	109,885
Commercial non-real estate	9,024	12,939
Consumer loans:
Home equity	14,063	14,590
Consumer and installment	19,468	22,939
Consumer lines of credit	267	300
Total consumer loans	33,798	37,829
Total loans	127,796	160,653
Less:
Unamortized loan discount	(181)	(231)
Allowance for loan losses	(4,367)	(4,549)
Net deferred loan origination costs	166	146
Total, net	$123,414	$156,019
Weighted-average interest rate of loans	5.15%	5.08%

Under OCC regulations, the Bank may not make loans to one borrower in excess of 15% of unimpaired capital. This limitation does not apply to loans made before August 9, 1989. At December 31, 2012, the Bank had loans outstanding to one borrower ranging up to $4.1 million.

Adjustable-rate residential real estate loans (approximately $3.4 million and $4.0 million at December 31, 2012 and 2011, respectively) are subject to rate adjustments annually and generally are adjusted based on movement of the Federal Home Loan Bank National Monthly Median Cost of Funds rate or the Constant Maturity Treasury index. The maximum loan rates can be adjusted is 200 basis points in any one year with a lifetime cap of 600 basis points.

4.            Loans, net (continued)

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

Until 2002, the Bank originated both fixed rate and adjustable rate mortgage loans with terms generally ranging from fifteen to thirty years and generally sold the loans while retaining servicing on loans originated.  The Bank discontinued the origination of loans held for sale in 2002. The underlying value of loans serviced for others was $6.2 million and $7.6 million at December 31, 2012 and 2011, respectively.

Loans that management identifies as impaired generally will be non-performing loans and the accrual of interest is discontinued at the time the loan is 90 days delinquent. At December 31, 2012, there were no loans 90 days or more past due and accruing interest. At December 31, 2011, loans totaling $442,000 were 90 days or more past due and accruing interest. At December 31, 2012 and 2011, loans which were accounted for on a non-accrual basis totaled approximately $13.2 million and $16.8 million, respectively. The amount the Bank will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrower’s ability to repay the loans. During the years ended December 31, 2012 and 2011, had non-accruing loans been current in accordance with their original terms, the Bank would have recognized additional interest income of approximately $950,000 and $1.1 million, respectively.

Information about impaired loans as of and for the years ended December 31, 2012 and 2011 is as follows:

	Years Ended December 31,
	2012	2011
Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10/Statement No. 114	$5,339	$1,923
Other impaired loans	20,508	25,550
Total impaired loans	$25,847	$27,473
Average monthly balance of impaired loans	$29,171	$29,916
Specific allowance for credit losses	$2,385	$439

4.            Loans, net (continued)

	Impaired Loans December 31, 2012

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:

Commercial
Commercial Real Estate	$14,778	$13,273	$--	$14,025
Commercial Non Real Estate	2,004	1,680	--	1,842

Consumer
Consumer – other	4,611	3,696	--	4,154
Consumer – home equity	566	536	--	551

Residential Real Estate
1-4 family	1,448	1,323	--	1,385

With an allowance recorded:

Commercial
Commercial Real Estate	5,622	3,388	1,260	4,505
Commercial Non Real Estate	206	189	49	198

Consumer
Consumer – other	1,363	1,354	962	1,358

Residential Real Estate
1-4 family	416	408	114	412

Total:	$31,014	$25,847	$2,385	$28,430
Commercial	22,610	18,530	1,309	20,570
Consumer	6,540	5,586	962	6,063
Residential	1,864	1,731	114	1,797

4.            Loans, net (continued)

Impaired Loans
December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:

Commercial
Commercial Real Estate	$22,454	$16,949	$--	$19,702
Commercial Non Real Estate	2,376	2,075	--	2,225

Consumer
Consumer - other	5,135	4,203	--	4,669
Consumer - home equity	511	491	--	501

Residential Real Estate
1-4 Family	1,891	1,832	--	1,862

With a related allowance recorded:

Commercial	1,564	1,403	306	1,483
Commercial Real Estate	282	281	60	282

Consumer
Consumer - other	239	239	73	239

Total:	$34,452	$27,473	$439	$30,963
Commercial	26,676	20,708	366	23,692
Consumer	5,885	4,933	73	5,409
Residential	1,891	1,832	--	1,862

At December 31, 2012 and 2011, loans which are accounted for on a non-accrual basis:

	Loans Receivable on Nonaccrual Status As of December 31
	2012	2011
Commercial
Commercial real estate	$8,734	$11,337
Commercial non real estate	835	1,340

Consumer
Consumer – other	2,287	2,536
Consumer – automobile	19	65
Consumer – home equity	329	308

Residential Real Estate
1-4 family	970	1,220
Total	$13,174	$16,806

4.             Loans, net (continued)

	Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Years Ended December 31, 2012 and 2011

	Commercial	Commercial Real Estate	Consumer	Residential	Total

December 31, 2012

Allowance for loan losses:

Beginning balance	$1,887	$1,920	$484	$258	$4,549
Charge-offs	(118)	(339)	(576)	(8)	(1,041)
Recoveries	52	94	5	4	155
Provisions	(781)	--	1,388	97	704
Ending balance	$1,040	$1,675	$1,301	$351	$4,367

Loans receivable:

Ending balances:
Individually evaluated for impairment	$1,869	$16,661	$5,586	$1,731	$25,847
Allowance for loan losses	49	1,260	962	113	2,384
Collectively evaluated for impairment	$7,155	$58,549	$28,212	$8,033	$101,949
Allowance for loan losses	991	415	339	238	1,983

Ending balance – total	$9,024	$75,210	$33,798	$9,764	$127,796
Total allowance for loan losses	$1,040	$1,675	$1,301	$351	$4,367

December 31, 2011

Allowance for loan losses:

Beginning balance	$2,166	$4,602	$335	$276	$7,379
Charge-offs	(334)	(3,444)	(318)	(4)	(4,100)
Recoveries	55	156	29	40	280
Provisions	--	606	438	(54)	990
Ending balance	$1,887	$1,920	$484	$258	$4,549

Loans receivable:

Ending balances:
Individually evaluated for impairment	$2,356	$18,352	$4,933	$1,832	$27,473
Allowance for loan losses	60	306	73	--	439
Collectively evaluated for impairment	$10,583	$79,195	$32,896	$10,506	$133,180
Allowance for loan losses	1,827	1,614	411	258	4,110

Ending balance – total	$12,939	$97,547	$37,829	$12,338	$160,653
Total allowance for loan losses	$1,887	$1,920	$484	$258	$4,549

Renegotiated loans, or troubled debt restructurings, are those loans where the borrower is experiencing financial difficulties and we have agreed to concessions of the terms such as changes in the interest rate charged and/or other concessions. Troubled debt restructurings decreased $4.3 million from $8.5 million at December 31, 2011 to $4.2 million at December 31, 2012.

4.             Loans, net (continued)

The following are credit quality indicators for the Corporation’s loans receivable for the years ended December 31, 2012 and 2011.

Credit Quality Indicators
As of December 31, 2012 and 2011

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

Corporate Credit Exposure (1)
Credit Risk Profile by Creditworthiness Category

	Commercial Non Real Estate		Commercial Real Estate
	2012	2011	2012	2011

Grade 1 Superior quality	$58	$52	$--	$--
Grade 2 Good quality	--	223	--	--
Grade 3 Satisfactory	209	363	7,238	9,242
Grade 4 Acceptable	4,148	6,458	24,844	39,168
Grade 5 Watch	2,433	1,778	23,762	21,263
Grade 6 Special mention	1,125	1,933	6,860	9,890
Grade 7 Substandard	957	1,926	11,256	17,984
Grade 8 Doubtful	94	206	1,250	--
Total	$9,024	$12,939	$75,210	$97,547

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

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Exposure (1)
Credit Risk Profile by Internally Assigned Grade

	Residential		Consumer
	2012	2011	2012	2011

Grade:
Pass	$7,905	$10,833	$27,976	$33,307
Special mention	732	243	1,366	480
Substandard	1,127	1,262	4,456	4,042
Total	$9,764	$12,338	$33,798	$37,829

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

4.             Loans, net (continued)

Consumer Credit Exposure (1)
Credit Risk Profile Based on Payment Activity

	Other		Consumer Automobile		Home Equity		Residential real estate 1-4 family
	2012	2011	2012	2011	2012	2011	2012	2011

Performing	$16,676	$19,760	$753	$878	$13,734	$14,282	$8,794	$11,118
Non-performing	2,287	2,536	19	65	329	308	970	1,220
Total	$18,963	$22,296	$772	$943	$14,063	$14,590	$9,764	$12,338

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Loans graded one through five are considered “pass” credits.  As of December 31, 2012, approximately 77.1% of the loan portfolio was considered pass credits.  For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of six are not considered classified; however they are categorized as a special mention of watch list credit, and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2012, we had loans totaling $10.1 million rated as Special Mention.

Loans graded seven or greater are considered classified credits. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. The loan has well-defined weaknesses that jeopardized the liquidation value and has the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of Substandard but have additional factors that make collection or liquidation in full highly questionable and improbable. At December 31, 2012, classified loans totaled $19.1 million, with all but one loan being collateralized by real estate.  Classified credits are evaluated for impairment on a quarterly basis.

Directors and officers of the Corporation are customers of the Corporation in the ordinary course of business.  Loans to directors and officers have terms consistent with those offered to other customers.  Loans to officers and directors of the Corporation are summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011

Balance at beginning of period	$1,757	$2,001
Loans originated during the period	--	--
Loan repayments during the period	(244)	(244)
Balance at the end of period	$1,513	$1,757

4.             Loans, net (continued)

The following are past due loan trends for the Bank’s loans receivable for the years ended December 31, 2012 and 2011.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable

December 31, 2012
Commercial:
Commercial non real estate	$146	$110	$646	$902	$8,122	$9,024
Commercial real estate	2,525	482	6,047	9,054	66,156	75,210
Consumer:
Consumer – other	638	419	1,045	2,102	16,861	18,963
Consumer – automobile	11	5	3	19	753	772
Consumer – home equity	157	7	168	332	13,731	14,063
Residential 1-4 family	259	406	970	1,635	8,129	9,764
Total	$3,736	$1,429	$8,879	14,044	$113,752	$127,796

December 31, 2011
Commercial:
Commercial non real estate	$485	$139	$996	$1,620	$11,319	$12,939
Commercial real estate	714	472	8,046	9,232	88,315	97,547
Consumer:
Consumer – other	422	69	2,052	2,543	19,753	22,296
Consumer – automobile	69	--	--	69	874	943
Consumer – home equity	408	47	182	637	13,953	14,590
Residential 1-4 family	482	--	675	1,157	11,181	12,338
Total	$2,580	$727	$11,951	15,258	$145,395	$160,653

4.             Loans, net (continued)

Troubled Debt Restructurings

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (“TDRs”) under the amended guidance. The Corporation identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At December 31, 2012, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $2.9 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $293,000. The following are loan modifications for the Corporation’s loans receivable for the twelve month periods ended December 31, 2012.

	Twelve Months Ended December 31, 2012
		Pre	Post
		Modification	Modification
	Number	Outstanding	Outstanding
Troubled Debt Restructurings	of New	Recorded	Recorded
Added during current year	Contracts	Investment	Investment
Commercial:	(IN THOUSANDS)
Commercial non real estate	1	$201	$181
Commercial real estate	7	788	776
Consumer:
Consumer - other	20	1,970	1,968
Residential 1-4 family	1	1	1
Total	29	$2,960	$2,926

	Twelve Months Ended December 31, 2012
		Post
		Modification
	Number	Outstanding	Defaulted
Troubled Debt Restructurings	of New	Recorded	Recorded
Defaulted during the period	Contracts	Investment	Investment
Added since December 31, 2011	(IN THOUSANDS)
Commercial:
Commercial non real estate	1	$290	$273
Commercial real estate	3	864	854
Consumer:
Consumer - other	1	70	70
Total	5	$1,224	$1,197

During the twelve months ended December 31, 2012, the Corporation modified 28 loans that were considered to be troubled debt restructurings. We extended the terms for 16 of these loans and the interest rate was lowered for 12 of these loans. During the twelve months ended December 31, 2012, 26 loans that had previously been restructured were in default, none of which went into default during the year and 10 of which went into default during the previous twelve months.

5.             Office Properties and Equipment

Office properties and equipment consisted of the following (in thousands):

	As of December 31,
	2012	2011

Land	$599	$1,656
Building and improvements	4,849	5,292
Office furniture, fixtures and equipment	2,254	2,207
Total	7,702	9,155
Less accumulated depreciation	(4,522)	(4,368)
Office properties and equipment, net	$3,180	$4,787

Depreciation expense was $354,000 and $386,000 for the years ended December 31, 2012 and 2011, respectively.

6.             Deposit Accounts

Deposit accounts at December 31 were as follows (in thousands):

	2012*			2011
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial non-interest-bearing	–%	$38,346	13.82%	–%	$19,930	7.04%
Non-commercial	0.32	63,433	22.86	0.42	87,803	31.00
Money market	0.27	27,842	10.03	0.36	23,575	8.32
Savings	0.33	30,693	11.06	0.42	27,064	9.55
Total demand deposits	0.23	160,314	57.77	0.36	158,372	55.91
Time deposits:
Up to 1.00%		81,649	29.43		68,695	24.25
1.01% - 2.00%		35,322	12.73		55,262	19.51
2.01% - 3.00%		150	0.05		148	0.05
3.01% - 4.00%		46	0.02		47	0.02
4.01% - 5.00%		--	--		725	0.26
Total time deposits	0.63	117,167	42.23	0.91	124,877	44.09
Total deposit accounts	0.40%	$277,481	100.00%	0.60%	$283,249	100.00%

As of December 31, 2012 and 2011, total deposit accounts include approximately $2.2 million and $2.5 million, respectively, of deposits from the Corporation’s officers, directors, employees or parties related to them.

At December 31, 2012 and 2011, time deposit accounts with balances of $100,000 and over totaled approximately $51.2 million and $52.7 million, respectively.

Time deposits by maturity were as follows (in thousands):

	As of December 31,
	2012	2011
Maturity Date
Within 1 year	$79,585	$88,556
After 1 but within 2 years	34,482	33,373
After 2 but within 3 years	1,704	2,013
After 3 but within 4 years	880	155
Thereafter	516	780
Total time deposits	$117,167	$124,877

6.            Deposit Accounts (continued)

Interest expense on deposits consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011
Account Type
NOW accounts and money market deposit accounts	$354	$734
Passbook and statement savings accounts	101	137
Certificate accounts	868	1,700
Early withdrawal penalties	(8)	(17)
Total	$1,315	$2,554

7.             Advances from the Federal Home Loan Bank

At December 31, 2012 and 2011, the Bank had $37.5 million and $59.5 million, respectively, of advances outstanding from the FHLB.  The maturity of the advances from the FHLB is as follows (in thousands):

	As of December 31,
	2012	Weighted Average Rate	2011	Weighted Average Rate
Contractual Maturity:
Within one year – adjustable rate	$--	--%	$22,000	4.58%
After three but within five years – adjustable rate	24,000	4.10	--	--
Greater than five years – adjustable rate	13,500	3.52	37,500	3.89
Total advances	$37,500	3.89%	$59,500	4.14%

The Bank pledges as collateral to the advances its FHLB stock, investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans (as defined) with unpaid principal balances equal to, when discounted at 50% to 80% of the unpaid principal balances, 100% of total advances. The amount of qualifying loans was $35.6 million and $45.2 million, respectively, at December 31, 2012 and 2011. The amount of investment securities pledged for advances was $21.9 million and $48.5 million, respectively, at December 31, 2012 and 2011. Advances are subject to prepayment penalties and to calls at the option of the FHLB of Atlanta. During fiscal years 2012 and 2011, the FHLB did not exercise any of the call provisions related to the advances.

8.             Securities Sold Under Agreements to Repurchase

The Bank had $6.3 million and $5.3 million borrowed under agreements to repurchase at December 31, 2012 and 2011, respectively. The amortized cost of the securities underlying the agreements to repurchase at December 31, 2012 was $8.6 million and $8.1 million at December 31, 2011. The maximum amount outstanding at any month end during 2012 was $6.8 million and $10.4 million for 2011. The average amount of outstanding agreements for 2012 was $6.0 million and $6.5 million for 2011 and the approximate weighted average interest rate was 0.10% in 2012 and 0.10% in 2011.

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

9.             Floating Rate Junior Subordinated Deferrable Interest Debentures (continued)

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

10.          Income Taxes

Income tax expense is summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011

Current	$(148)	$462
Deferred	(165)	25
Change in valuation allowance	753	(462)
Total income tax expense	$440	$25

The provision for income taxes differed from amounts computed by applying the statutory federal rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2012	2011

Tax at federal income tax rate	$108	$(56)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1)	5
Surrender of life insurance policies	--	430
Non-taxable life insurance income	(98)	(113)
Changes in valuation allowance	753	(462)
Other, net	(322)	221
Total	$440	$25

The Corporation had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

10.           Income Taxes (continued)

The tax effects of significant items comprising the Corporation’s deferred taxes as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Book reserves in excess of tax basis bad debt reserves	$1,230	$1,074
Difference between book and tax property basis	28	2
Deferred compensation	795	697
Net operating loss	3,105	4,264
Other-than-temporary-impairment	1,833	1,833
Mark-to-market adjustment	284	220
Charitable contribution limitation	8	8
Other real estate owned	1,075	854
Core deposit intangible	36	82
Loan discount amortization	62	78
Interest income on nonaccrual loans	785	349
Federal and state tax credits	469	--
Total deferred tax asset	9,710	9,461
Less valuation allowance	7,965	7,212
Deferred tax asset after valuation allowance	1,745	2,249
Deferred tax liabilities:
Difference between book and tax Federal Home Loan Bank stock	85	85
Deferred loan fees	60	52
Partnership pass-through differences	151	120
Prepaid expenses	81	100
Total deferred tax liability	377	357
Net deferred tax asset	$1,368	$1,892

The deferred tax assets of $1.4 million and $1.9 million at December 31, 2012 and 2011 are included in other assets in the balance sheet.

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

At December 31, 2012, the Corporation's net deferred tax assets totaled $1.4 million.  The Corporation has net operating loss carry-forwards of approximately $8.4 million which will expire 2029 through 2031 if not utilized to offset taxable income prior to that date.  We have evaluated the reasonability of our net deferred tax asset based on forecasts of future income over a three year period, existence of feasible tax planning strategies and the assessments of current and future economic business conditions. Based on these evaluations we have recorded a valuation allowance of $8.0 million to reduce the recorded deferred tax asset to a net realizable value. We believe it is more likely than not that we will be able to utilize the remaining deferred tax assets of $1.4 million to reduce our tax expense in future periods.

The Corporation is subject to U.S. federal and South Carolina state income tax.  Tax authorities in various jurisdictions may examine the Corporation.  The Corporation and the Bank are not subject to federal and state income tax examinations for taxable years prior to 2008.

10.           Income Taxes (continued)

Retained earnings at December 31, 2012 includes approximately $1.6 million representing pre-1988 tax bad debt base year reserve amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse until indefinite future periods and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolutions, liquidations or redemption of the Bank’s stock.

11.           Employee Benefits

The Bank has a contributory profit-sharing plan which is available to all eligible employees.  Annual employer contributions to the plan consist of an amount which matches participant contributions up to a maximum of 5% of a participant’s compensation and a discretionary amount determined annually by the Bank’s Board of Directors.  The annual contributions to the plan will be 5% of a participant’s compensation. Employer expensed contributions to the plans were $120,000 and $118,500 for the years ended December 31, 2012 and 2011, respectively.

12.           Financial Instruments with Off Balance Sheet Risk

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

The Bank had loan commitments as follows (in thousands):

	As of December 31,
	2012	2011

Fixed/variable interest rate commitments to fund residential credit	$--	$663
Unused portion of credit lines (principally variable-rate consumer lines secured by real estate)	15,301	17,128
Total	$15,301	$17,791

The Bank has no additional financial instruments with off-balance sheet risk. The Bank did not incur any losses on its commitments in the years ended December 31, 2012 and 2011.

13.          Fair Value of Financial Instruments

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Bank adopted FASB 157 (ASC 820-10-15) Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. This standard requires disclosures about the  fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment  securities) or on a nonrecurring basis (for example, impaired loans).

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

Loans

The Bank is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. The Bank performs its allowance for loan and lease losses calculation on a quarterly basis, which also includes an evaluation of all non-performing loans for further impairment even if a new appraisal is not obtained on a quarterly basis. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Bank considers all non-accrual loans and troubled debt restructurings to be impaired. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Bank records the impaired loans as nonrecurring Level 3. Consistent with the regulator’s appraisal guidance dated December 10, 2010, the Bank has adopted a loan reappraisal policy. The regulatory guidance states that a bank should establish criteria for assessing whether an existing appraisal or evaluation continues to reflect the market value of the property.  Generally, impaired loans will be evaluated using an existing appraisal if the valuation has been established within the previous twelve months. However, market conditions may dictate an updated appraisal for a lesser timeframe. Factors include deterioration in the credit since origination or changes in market conditions. Changes in market conditions could include material changes in current and projected vacancy, absorption rates, lease terms, rental rates, and sale prices, including concessions and overruns and delays in construction costs.  Fluctuations in discount or direct capitalization rates also are indicators of changing market conditions. In assessing whether changes in market conditions are material, a bank should consider the individual and aggregate effect of these changes on its collateral protection and the risk in its real estate lending program or credit portfolios.

13.          Fair Value of Financial Instruments (continued)

Real Estate Acquired Through Foreclosure

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

13.           Fair Value of Financial Instruments (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2012 and December 31, 2011 (In thousands).

	Total December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Government Sponsored Enterprises	$123,679	$123,679	$--	$--
Trust Preferred securities	4,335	--	2,788	1,547
Total investment securities	128,014	123,679	2,788	1,547
Mortgage-backed and related securities	41,200	--	41,200	--
Total	$169,214	$123,679	$43,988	$1,547

	Total December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
U.S. Agency obligations	$1	$1	$--	$--
Government Sponsored Enterprises	87,538	87,538	--	--
Trust Preferred securities	4,205	--	2,750	1,455
Total investment securities	91,744	87,539	2,750	1,455
Mortgage-backed and related securities	74,134	--	74,134	--
Total	$165,878	$87,539	$76,884	$1,455

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2012. (In thousands)

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Investment Securities
Available-for-Sale
Beginning balance at December 31, 2011	$1,455
Transfers in of Level 3	--
Total gains/(losses) included in:
Net loss	--
Other comprehensive income	641
Purchases, sales, issuances and settlements, net	(549)
Ending balance at December 31, 2012	$1,547

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

13.          Fair Value of Financial Instruments (continued)

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2012, the significant unobservable inputs used in the fair value measurements are as follows: (In thousands)

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs
Nonaccrual loans	$23,462	Appraised Value/ Discounted Cash Flows Market Value of Note	Appraisals and/or sales of comparable properties/ Independent quotes
Other real estate owned	9,174	Appraised Value/ Comparable Sales/ Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/ Independent quotes
Total assets at fair value	$32,636

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2011, the significant unobservable inputs used in the fair value measurements are as follows:

	Fair Value at December 31, 2011	Valuation Technique	Significant Unobservable Inputs
Nonaccrual loans	$27,034	Appraised Value/ Discounted Cash Flows Market Value of Note	Appraisals and/or sales of comparable properties/ Independent quotes
Other real estate owned	8,398	Appraised Value/ Comparable Sales/ Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/ Independent quotes
Total assets at fair value	$35,432

Level 3 Valuation Methodologies. Following is a description of the unobservable inputs used for Level 3 fair value measurements.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Bank considers all non-accrual loans and troubled debt restructurings to be impaired. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loans as nonrecurring Level 3. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying impaired loans as Level 3. Impaired loan totals represent non-performing loans for the periods indicated.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2012 and December 31, 2011. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
(dollars in thousands)	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Financial Instruments - Assets
Cash and cash equivalents	$29,059	$29,059	$29,059	$--	$--
Loans	123,414	123,553	--	--	123,553

Financial Instruments – Liabilities
Time deposits	$117,167	$117,723	$--	$117,723	$--
Securities sold under agreements
to repurchase	6,280	6,280	--	6,280	--
Subordinated debentures	12,372	12,372	--	12,372	--

December 31, 2011
Financial Instruments - Assets
Cash and cash equivalents	$23,893	$23,893	$23,893	$--	$--
Loans	156,019	161,219	--	--	161,219

Financial Instruments – Liabilities
Time deposits	$124,877	$125,404	$--	$125,404	$--
Securities sold under agreements
to repurchase	5,268	5,268	--	5,268	--
Subordinated debentures	12,372	2,372	--	12,372	--

14.          Preferred Stock

On March 13, 2009, as part of the United States Department of the Treasury’s Capital Purchase Program (“TARP”), the Corporation issued 9,266 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 178,880 shares of the Corporation’s common stock for a period of ten years at an exercise price of $7.77 per share, in exchange for $9,266,000 in cash from the United States Department of the Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant.  As a result, $25,000 of the proceeds was allocated to the warrant. The amount allocated to the warrant is considered a discount on the preferred stock and will be amortized using the level yield method over a five-year period through a charge to retained earnings. Such amortization will not reduce net income, but will reduce income available to common shares.

The Corporation may redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends at any time with prior regulatory approval.

14.           Preferred Stock (continued)

Under the terms of the TARP Preferred Stock, the Corporation is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year.  Dividend payments may be deferred, but the dividend is cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. The Corporation exercised its right on July 22, 2010 to defer its regular quarterly cash dividend on its TARP Preferred Stock. Total deferred dividends to date are $1.1 million. No action has been taken by the holder of the TARP Preferred Stock regarding board appointments.

15.           Other Real Estate Owned

Real estate acquired in settlement of loans through foreclosure is summarized as follows:

	Years Ended December 31,
	2012	2011

Balance at beginning of period	$8,398	$10,618
Foreclosures added during the period	2,423	3,251
Bank assets transferred to OREO	1,356	--
Sales of Foreclosed property, net of improvements	(2,190)	(4,133)
Provision charged as a write-down	(813)	(1,338)
Balance at the end of period	$9,174	$8,398

Net real estate operations expense was $878,000 and $1.7 million for the years ended December 31, 2012 and 2011, respectively.

16.          Supplemental Cash Flow Disclosures

	Years Ended December 31,
	2012	2011
Cash paid for:
Income taxes	$--	$--
Interest	3,469	5,118
Non-cash transactions:
Loans foreclosed	2,423	3,251
Bank assets transferred to OREO	1,356	--
Unrealized gain (loss) on securities available for sale	(810)	(595)

17.          Commitments and Contingencies

Lease commitments - The Bank leases certain Bank facilities under rental agreements that have expiration dates between 2018 and 2025. Future minimum rental payments due under these leases are as follows:

Years Ended
2013	486,480
2014	486,480
2015	486,480
2016	486,480
2017	486,480
Thereafter	961,800

Total rent expense for the years ended December 31, 2012 and 2011 was $486,480 and $469,464, respectively.

Lines of credit - At December 31, 2012, the Bank had unused short-term secured lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $32.5 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

17.          Commitments and Contingencies (continued)

Concentrations of Credit Risk - Financial instruments, which potentially subject the Bank to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Bank makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Piedmont region of South Carolina and North Carolina. The Bank’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Management has identified a concentration of a type of lending that it is monitoring.  Commercial non-mortgage loans totaled $9.0 million at December 31, 2012 representing 73.9% of total equity and 7.3% of loans receivable.  At December 31, 2011, this concentration totaled $12.9 million representing 103.8% of total equity and 8.3% of net loans receivable. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and are generally secured by a variety of collateral types, primarily accounts receivable, inventory and equipment.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that the Bank has a concentration of loans that exceed one of the regulatory guidelines for loan-to-value ratios.  This particular guideline states that the total amount by which commercial, agricultural, and multifamily and other non-residential properties exceed the regulatory maximum loan-to-value ratio limits should not exceed 30% of a bank’s total risk-based capital. The excess over regulatory guidelines for these types of loans totaled $10.9 million at December 31, 2012 representing 40.4% of the Bank’s total risk-based capital.

Additionally, there are industry practices that could subject the Bank to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Bank makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Corporation to unusual credit risk.

The Bank’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.

The Bank places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

Litigation - The Bank is involved in legal actions in the normal course of business. In the opinion of management, based on the advice of its general counsel, the resolution of these matters will not have a material adverse impact on future results of operations or the financial position of the Bank.

Potential Impact of Changes in Interest Rates - The Bank’s profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings.  Like most financial institutions, the Corporation’s interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. Management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

The Bank has more interest-rate sensitive assets than liabilities. Thus, it enjoys an increasing net interest rate spread during periods of rising interest rates. The Bank experiences a shrinking net interest spread in a falling interest rate environment.

18.           Stock Option Plans

At December 31, 2012, the Corporation had the following stock options outstanding.

Grant Date	Shares Granted	Average Exercise Price Per Share	Average Intrinsic Value(1)	Expiration Date	Earliest Date Exercisable

December, 2003	37,500	16.75	–	December 2013	December 2003
January, 2005	1,000	16.60	–	January 2015	January 2005
March, 2005	18,000	17.26	–	March 2015	March 2005
Total shares granted	56,500		$–

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.  This amount changes based on changes in the market value of the Corporation’s stock.

At December 31, 2012, the Corporation had the following options exercisable:

Fiscal Year	Range of exercise price	Weighted Average Remaining Contractual Life	Number Options Exercisable	Average Exercise Price

2003	16.75	2 years	37,500	16.75
2005	16.60-17.26	3.2 years	19,000	17.23
	$16.60-$17.26		56,500	16.91

Options for the two previous fiscal years that was forfeited and exercised as follows:

	Stock options	Weighted average exercise

Outstanding at December 31, 2010	86,663	$14.50
Granted	–	–
Forfeited	(16,340)	9.56
Exercised	–	–
Outstanding at December 31, 2011	70,323	$15.65
Granted	–	–
Forfeited	(13,823)	10.50
Exercised	–	–
Outstanding at December 31, 2012	56,500	$16.91

19.          Capital Management and Regulatory Matters

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

19.           Capital Management and Regulatory Matters (continued)

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

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. However, so long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized. At December 31, 2012, the Bank did not meet the higher capital requirements required by the consent order and is evaluating alternatives to increase capital.   The Bank’s capital category as of December 31, 2012, is determined solely for the purpose of applying the PCA restrictions, and the Bank’s capital category as of December 31, 2012, may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

					Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$16,050	4.57%	$14,036	4.00%	$	n/a	n/a	%
Bank	24,661	7.04	14,021	4.00		28,043	8.00
Tier 1 capital ratio
Corporation	16,050	9.10	7,058	4.00		n/a	n/a
Bank	24,661	14.00	7,044	4.00		n/a	n/a	(1)
Total risk-based capital ratio
Corporation	26,033	14.75	14,117	8.00		n/a	n/a
Bank	26,889	15.27	14,087	8.00		21,131	12.00

19.        Capital Management and Regulatory Matters (continued)

December 31, 2011
Leverage ratio
Corporation	$16,327	4.28%	$15,271	4.00%	$	n/a	n/a	%
Bank	24,537	6.43	15,256	4.00		30,511	8.00
Tier 1 capital ratio
Corporation	16,327	7.86	8,307	4.00		n/a	n/a
Bank	24,537	11.83	8,293	4.00		n/a	n/a	(1)
Total risk-based capital ratio
Corporation	26,657	12.84	16,615	8.00		n/a	n/a
Bank	27,153	13.10	16,583	8.00		24,879	12.00

(1) On December 21, 2010, the Bank became subject to a regulatory Consent Order with the OCC.  Minimum capital amounts and ratios presented for the Bank are the minimum levels set forth in the Consent Order.  No minimum total capital to risk-weighted assets ratio was specified in the Consent Order.

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $2.5 million at December 31, 2012 and $3.9 million at December 31, 2011.

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

19.           Capital Management and Regulatory Matters (continued)

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

•	Implemented and adhered to a program for the maintenance of an adequate allowance for loan loss that is consistent with OCC requirements; and

•	Ensured that the Bank has competent management in place on a full-time basis to carry out the board’s policies and operate the Bank in a safe and sound manner.

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

Written Agreement with Federal Reserve Bank

On May 20, 2011, the Corporation entered into a written agreement with the Federal Reserve Bank of Richmond, which, among other things:

●	required the Corporation to fully utilize its financial and managerial resources to serve as a source of strength to the Bank;
●	prohibited the Corporation from paying any dividends and taking any dividends representing a reduction in capital from the Bank, in each case without the prior written approval of the Federal Reserve;
●	prohibited the Corporation from making any distributions on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve; and
●	prohibited the Corporation from incurring, increasing or guaranteeing any debt or redeeming any shares of its common stock, in each case without the prior written approval of the Federal Reserve.

Liquidity

The Bank operates in a highly-regulated industry and must plan for the liquidity needs of each entity separately.   A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs.  Although a number of these sources have been limited or are no longer available following execution of the Consent Order with the OCC, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2012 and believes that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.  However, it is unclear at this point what impact, if any, the limitations on interest rates included in the Consent Order will have on the Bank’s continued ability to maintain adequate liquidity. (See Note 6- Deposits, Note 17 – Lines of Credit, and Note 7 – FHLB Advances for complete description of funding sources and limitations.)

Management has taken a number of actions to increase its short-term liquidity position to meet the Bank’s projected liquidity needs during this timeframe, with liquid, unpledged cash and investments of $126.8 million as of December 31, 2012.  In addition, management believes that upon completion of a successful capital raise in the near future, a number of the funding sources which were limited following the Consent Order will again become available to the Bank to meet its funding needs.

19.           Capital Management and Regulatory Matters (continued)

Management is diligently continuing to work with its financial and professional advisors to seek qualified sources of outside capital as well as to evaluate opportunities to further reduce the size of the Bank’s balance sheet by selling assets. Management believes that its current strategy to raise additional capital and dispose of assets to deleverage will allow it to raise its capital ratios to the minimums set forth in the Consent Order with the OCC.  As part of the capital plans submitted to the OCC, the Corporation and the Bank are pursuing a number of strategic options, including a combination of capital raises and the sale of certain of the Bank’s assets to improve the Bank’s capital position.   In addition, since December 31, 2009, the size of the Corporation’s balance sheet has decreased, primarily due to a reduction of loans of approximately $107.1 million.  Such reduction resulted primarily from loan payoffs.  There can be no assurances as to when or whether the negotiation of a sale of any assets will be successful. See Note 19 – Regulatory Capital Requirements for specific details regarding the amounts of additional capital needed to satisfy the minimum capital requirements in the Consent Order.

The Corporation relies on dividends from the Bank as its primary source of liquidity.  The Corporation is a legal entity separate and distinct from the Bank.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Corporation to meet its obligations, including paying dividends.   In addition, the terms of the Consent Order further limit the Bank's ability to pay dividends to the Corporation to satisfy its funding needs.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have continued to severely impact the Bank throughout 2012.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers' cash flow and ability to repay their outstanding loans to the Bank.  The Bank’s level of non-accrual loans are $13.2 million as of December 31, 2012 compared to $16.8 million as of December 31, 2011, related primarily to deterioration in the credit quality of its loans collateralized by real estate. Accordingly, the Company has recorded provision for loan losses of $704,000 and $990,000, respectively, for the years ended December 31, 2012 and 2011, and, consequently incurred losses each year.

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

            There can be no assurances that the Corporation will be successful in its efforts to raise additional capital.  An equity financing transaction of this type would result in substantial dilution to the Corporation’s current shareholders.   Although management is committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time.  Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Corporation, the Corporation may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

20.           Recently Issued Accounting Standards (continued)

In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a Troubled Debt Restructuring (“TDR”).  The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  The new guidance was effective for the Corporation beginning January 1, 2012 and did not have a material effect on the Company’s TDR determinations.

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

21.           Provident Community Bancshares, Inc. Financial Information
                 (Parent Corporation Only)

                 Condensed financial information for Provident Community Bancshares is presented as follows (in thousands):

	As of December 31,
Condensed Balance Sheets	2012	2011
Assets:
Cash and due from banks	$82	$178
Investment in subsidiary	25,064	24,966
Other	391	378
Total assets	$25,537	$25,522

Liabilities and Shareholders’ Equity:
Accrued interest payable	$957	$680
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Shareholders’ equity	12,208	12,470
Total liabilities and shareholders’ equity	$25,537	$25,522

	Years Ended December 31,
	2012	2011
Condensed Statements of Income(Loss)
Equity in undistributed earnings (losses) of subsidiary	$238	$345
Interest expense	(277)	(423)
Other expense, net	(83)	(112)
Net loss	$(122)	$(190)
Condensed Statements of Cash Flows
Operating Activities:
Net loss	$(122)	$(190)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed earnings (losses) of subsidiary	(238)	(345)
Change in other assets and liabilities, net	264	420
Net cash used in operating activities	(96)	(115)
Net increase (decrease) in cash and due from banks	(96)	(115)
Cash and due from banks at beginning of period	178	293
Cash and due from banks at end of period	$82	$178

22.           Subsequent Events

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

(c)           Changes to Internal Control over Financial Reporting

Except as indicated herein, there were no changes in the Corporation’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of Provident Community Bancshares.  The day-to-day management duties of the executive officers of Provident Community Bancshares and the Bank relate primarily to their duties as to the Bank.  The executive officers of Provident Community Bancshares currently are as follows:

Name	Age(1)	Position as of December 31, 2012

Dwight V. Neese	62	President, Chief Executive Officer and Director
Richard H. Flake	64	Executive Vice President – Chief Financial Officer
Lud W. Vaughn	62	Executive Vice President – Chief Operating Officer
(1) At December 31, 2012.

Dwight V. Neese was appointed as President and Chief Executive Officer of the Bank effective September 5, 1995.

Richard H. Flake joined the Company in September 1995.

Lud W. Vaughn joined the Company in April 2003. Before joining the Company, Mr. Vaughn was Senior Vice President for Bank of America in Rock Hill, South Carolina.

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

(d)            Equity Compensation Plan Information

The following table sets forth information about the Corporation common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2012.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	56,500	$16.91	127,110
Equity compensation plans not approved by security holders	—	—	—
Total	56,500	$16.91	127,110

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

10(p)	Consent Order issued by the Comptroller of the Currency	Form 8-K as filed on December 23, 2010

10(q)	Stipulation and Consent to the Issuance of a Consent Order, dated December 21, 2010, between the Comptroller of the Currency and Provident Community Bank	Form 8-K as filed on December 23, 2010

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99(a)	Principal Executive Officer Certification Regarding TARP

99(b)	Principal Financial Officer Certification Regarding TARP

101	Interactive Data File*

The following materials from Provident Community Bancshares, Inc.’s Annual Report on Form 10-K for the year ending December 31, 2012 formatted in Extensible Business Reporting Language (XBRL):
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

PROVIDENT COMMUNITY BANCSHARES, INC.

Date:	April 1, 2013	By:	/s/ Dwight V. Neese
Dwight V. Neese
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwight V. Neese	By:	/s/ Russell H. Smart
	Dwight V. Neese		Russell H. Smart
	(Principal Executive Officer)		Director

Date:	April 1, 2013	Date:	April 1, 2013

By:	/s/ Richard H. Flake	By:	/s/ Philip C. Wilkins
	Richard H. Flake		Philip C. Wilkins
	(Principal Financial and Accounting Officer)		Director

Date:	April 1, 2013	Date:	April 1, 2013

By:	/s/ Robert H. Breakfield
Robert H. Breakfield
Director

Date:	April 1, 2013

By:	/s/ William M. Graham
William M. Graham
Director

Date:	April 1, 2013

By:	/s/ Carl L. Mason
Carl L. Mason
Director

Date:	April 1, 2013