Form 10-Q
period 2013-03-31
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2013-05-13
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____ to ______

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
Yes __           No X

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of May 9, 2013.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2013 and December 31, 2012

	March 31,	December 31,
ASSETS	2013	2012
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$4,444	$6,230
Interest earning balances with the Federal Reserve	1,353	2,531
Federal funds sold	28,831	20,298
Cash and cash equivalents	34,628	29,059

Investment and mortgage-backed securities-available for sale	174,069	169,214

Loans, net of unearned fees	123,803	127,781
Allowance for loan losses (ALL)	(4,354)	(4,367)
Loans, net of ALL	119,449	123,414

Other real estate owned	7,960	9,174
Office properties and equipment, net	3,173	3,180
Federal Home Loan Bank stock, at cost	2,107	2,253
Federal Reserve Bank stock, at cost	771	771
Accrued interest receivable	1,084	1,248
Cash surrender value of life insurance	8,272	8,210
Other assets	3,631	3,419
TOTAL ASSETS	$355,144	$349,942

LIABILITIES

Demand and savings deposits	$167,591	$160,314
Time deposits	116,977	117,167
Total deposits	284,568	277,481
Advances from the Federal Home Loan Bank	37,500	37,500
Securities sold under agreements to repurchase	5,084	6,280
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	1,207	1,148
Other liabilities	2,821	2,953
TOTAL LIABILITIES	343,552	337,734

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500, 000 shares
issued and outstanding - 9,266 shares
at March 31, 2013 and December 31, 2012	9,261	9,260
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued-2,192,958 and outstanding-1,790,599 shares at March 31, 2013
and December 31, 2012, respectively	20	20
Common stock warrant	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(799)	(527)
Retained deficit, substantially restricted	(3,534)	(3,189)
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	11,592	12,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$355,144	$349,942

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended March 31, 2013 and 2012 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$1,516	$1,976
Deposits and federal funds sold	4	3
Interest on mortgage-backed securities	203	429
Interest and dividends on investment securities	654	598
Total interest income	2,377	3,006

Interest Expense:
Deposit accounts	278	378
Floating rate junior subordinated deferrable interest debentures	63	71
Advances from the FHLB and other borrowings	366	606
Total interest expense	707	1,055

Net Interest Income	1,670	1,951
Provision for loan losses	--	435
Net interest income after
provision for loan losses	1,670	1,516

Non-Interest Income:
Fees for financial services	633	612
Other fees, net	4	5
Net gain on sale of investments	--	239
Total non-interest income	637	856

Non-Interest Expense:
Compensation and employee benefits	1,094	1,089
Occupancy and equipment	627	606
Deposit insurance premiums	193	183
Professional services	165	163
Advertising and public relations	8	11
OREO and loan operations	176	141
Items processing	62	68
Telephone	43	36
Other	240	159
Total non-interest expense	2,608	2,456

Net loss before income taxes	(301)	(84)
Expense for income taxes	43	--
Net loss	(344)	(84)
Accretion of preferred stock to redemption value and preferred dividends accrued	$119	118
Net loss to common shareholders	$(463)	$(202)

Net loss per common share (basic)	$(0.26)	$(0.11)

Net loss per common share (diluted)	$(0.26)	$(0.11)

Weighted average number of common shares outstanding

Basic	1,790,599	1,790,599

Diluted	1,790,599	1,790,599

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended March 31, 2013 and 2012 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
	(DOLLARS IN THOUSANDS)

Net loss	$(344)	$(84)
Changes in accumulated other comprehensive loss from
available for sale securities:
Amounts reclassified from accumulated other comprehensive loss:
Increase in unrealized holding loss	(400)	(600)
Tax effect of increase in unrealized holding loss	128	148
Unrealized holding losses arising during the period	(272)	(452)
Less reclassification adjustments for securities gains in net loss	--	(148)
Comprehensive loss	$(616)	$(684)

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013 and 2012 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net loss	$(344)	$(84)
Adjustments to reconcile net loss to
net cash (used) provided by operating activities:
Provision for loan losses	--	435
Amortization of securities	277	259
Depreciation expense	79	90
Recognition of deferred income, net of costs	(15)	(88)
Deferral of fee income, net of costs	23	88
Gain on investment transactions	--	(239)
Loss on OREO sales	7	--
OREO impairment	112	120
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	164	181
Increase in cash surrender value of life insurance	(62)	(70)
(Increase) decrease in other assets	(212)	252
Increase (decrease) in other liabilities	59	(160)
Increase (decrease) in accrued interest payable	(132)	46

Net cash (used) provided by operating activities	(44)	830

INVESTING ACTIVITIES:

Purchase of AFS securities	(47,423)	(59,305)
Proceeds from sales of AFS securities	--	11,994
Maturities of AFS securities	38,945	43,436
Principal repayment on mortgage-backed securities AFS	3,073	4,291
Net decrease in loans	3,915	7,736
Redemption of FHLB/FRB stock	146	--
Proceeds from sales of OREO, net of costs and improvements	1,138	121
Purchase of office properties and equipment	(72)	(11)

Net cash (used) provided by investing activities	(278)	8,262

FINANCING ACTIVITIES:

Repayment of term borrowings, net	(1,196)	(4,498)
Increase in deposit accounts	7,087	4,047

Net cash provided (used) by financing activities	5,891	(451)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	5,569	8,641

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	29,059	23,893

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$34,628	$32,534

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$--	$--
Interest	648	1,009

Non-cash transactions:
Loans foreclosed	$36	$2,004
Unrealized loss on securities available for sale, net of income tax	(272)	(600)
See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2013 and 2012 (Unaudited)

							Retained	Accumulated
						Additional	Earnings,	Other		Total
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Treasury Stock	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Loss	at Cost	Equity
			(Dollars in Thousands, Except Share Data)
BALANCE AT DECEMBER 31, 2011	9,266	$9,255	1,790,599	$20	$25	$12,919	$(3,062)	$(387)	$(6,300)	$12,470

Net loss							(84)			(84)

Comprehensive loss								(600)		(600)

Accretion of Preferred Stock to redemption value		1					(1)			--

BALANCE AT MARCH 31, 2012	9,266	$9,256	1,790,599	$20	$25	$12,919	$(3,147)	$(987)	$(6,300)	$11,786

BALANCE AT DECEMBER 31, 2012	9,266	$9,260	1,790,599	$20	$25	$12,919	$(3,189)	$(527)	$(6,300)	$12,208

Net loss							(344)			(344)

Comprehensive loss								(272)		(272)

Accretion of Preferred Stock to redemption value		1					(1)			--

BALANCE AT MARCH 31, 2013	9,266	$9,261	1,790,599	$20	$25	$12,919	$(3,534)	$(799)	$(6,300)	$11,592

See notes to consolidated financial statements

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) and Provident Community Bank, N.A. (the “Bank”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. This quarterly report should be read in conjunction with the Corporation’s annual report on Form 10-K for the year ended December 31, 2012. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation.

The Comprehensive Income topic of the Accounting Standards Codification (“ASC”) was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Corporation January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the Financial Accounting Standards Board (“FASB”) redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments will be effective for the Corporation on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Corporation’s financial statements.

In February, 2013, the FASB amended the Liabilities topic to address obligations resulting from joint and several liability arrangements.  The guidance addresses recognition of financial commitments arising from joint and several liability arrangements.  Specifically, the amendments require recognition of financial commitments arising from loans, contracts, and legal rulings if the Corporation can be held liable for the entire claim.  The amendments will be effective for the Corporation for reporting periods beginning after December 15, 2013.  The Corporation does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2. Loss Per Common Share

Basic loss per common share amounts for the three months ended March 31, 2013 and 2012 were computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts for the dilutive effect of outstanding common stock options and warrants during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted loss per share calculation for the three months ended March 31, 2013 and 2012 as all outstanding options and warrants had a higher average exercise price than the average market price and were therefore anti-dilutive. Anti-dilutive common stock equivalents that were excluded in the diluted loss per common share calculation for the three months ended March 31, 2013 and 2012 were 235,380 and 236,130, respectively.

3. Assets Pledged

Approximately $59.3 million and $62.7 million of debt securities at March 31, 2013 and December 31, 2012, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank (the “FHLB”) advances commercial and residential real estate mortgage loans under a collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the FHLB that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Loans, net

Loans receivable consisted of the following (dollars in thousands):

	March 31,	December 31,
	2013	2012
Mortgage loans:
Fixed-rate residential	$6,064	$6,329
Adjustable-rate residential	3,290	3,376
Commercial real estate	72,340	75,210
Construction	78	59
Total mortgage loans	81,772	84,974
Commercial nonreal estate	9,615	9,024
Consumer loans:
Home equity	13,436	14,063
Consumer and installment	18,728	19,468
Consumer lines of credit	261	267
Total consumer loans	32,425	33,798
Total loans	123,812	127,796
Less:
Unamortized loan discount	(176)	(181)
Allowance for loan losses	(4,354)	(4,367)
Net deferred loan origination costs	167	166
Total, net	$119,449	$123,414
Weighted-average interest rate of loans	4.85%	5.15%

Information about impaired loans for the periods ended March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31,	December 31,
	2013	2012

Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10/Statement No. 114	$5,152	$5,339
Other impaired loans	14,471	20,508
Total impaired loans	$19,623	$25,847
Average monthly balance of impaired loans	$21,792	$29,171
Specific allowance for credit losses	$2,364	$2,385

Impaired Loans
For the Periods Ended March 31, 2013 and December 31, 2012
(in thousands)

March 31, 2013	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment

With no related allowance recorded:

Commercial
Commercial real estate	$10,476	$9,237	$--	$9,857
Commercial non real estate	1,131	829	--	980

Consumer
Consumer – other	3,471	2,547	--	3,009
Consumer - home equity	701	668	--	684

Residential real estate
1-4 Family	1,324	1,190	--	1,257

With a related allowance recorded:

Commercial
Commercial real estate	$5,191	$2,957	$1,240	$4,074
Commercial non real estate	202	186	49	194

Consumer
Consumer – other	1,568	1,547	959	1,558

Residential real estate
1-4 Family	475	462	116	468

Total:	$24,539	$19,623	$2,364	$22,081
Commercial	17,000	13,209	1,289	15,105
Consumer	5,740	4,762	959	5,251
Residential	1,799	1,652	116	1,725

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment

With no related allowance recorded:

Commercial
Commercial real estate	$14,778	$13,273	$--	$14,025
Commercial non real estate	2,004	1,680	--	1,842

Consumer
Consumer - other	4,611	3,696	--	4,154
Consumer - home equity	566	536	--	551

Residential real estate
1-4 Family	1,448	1,323	--	1,385

With a related allowance recorded:

Commercial
Commercial real estate	$5,622	$3,388	$1,260	$4,505
Commercial non real estate	206	189	49	198

Consumer
Consumer – other	1,363	1,354	962	1,358

Residential real estate
1-4 Family	416	408	114	412

Total:	$31,014	$25,847	$2,385	$28,430
Commercial	22,610	18,530	1,309	20,570
Consumer	6,540	5,586	962	6,063
Residential	1,864	1,731	114	1,797

Loans Receivable on Nonaccrual Status
As of March 31, 2013 and December 31, 2012
(in thousands)
	March 31,	December 31,
	2013	2012
Commercial
Commercial real estate	$8,646	$8,734
Commercial non real estate	854	835

Consumer
Consumer – other	2,755	2,287
Consumer – automobile	11	19
Consumer – home equity	462	329

Residential real estate
1-4 family	1,275	970
Total	$14,003	$13,174

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

March 31, 2013

Allowance for loan losses:

Beginning balance	$1,040	$1,675	$1,301	$351	$4,367
Charge-offs	--	(27)	(39)	--	(66)
Recoveries	2	50	1	--	53
Provisions	--	(190)	154	36	--
Ending balance	$1,042	$1,508	$1,417	$387	$4,354

Loans receivable:

Ending balances:
Individually evaluated for impairment	$1,015	$12,194	$4,762	$1,652	$19,623
Allowance for loan losses	49	1,240	959	116	2,364
Collectively evaluated for impairment imprimpairment	$8,600	$60,146	$27,663	$7,780	$104,189
Allowance for loan losses	993	268	458	271	1,990
Ending balance	$9,615	$72,340	$32,425	$9,432	$123,812
Total allowance for loan losses	$1,042	$1,508	$1,417	$387	$4,354

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

December 31, 2012

Allowance for loan losses:

Beginning balance	$1,887	$1,920	$484	$258	$4,549
Charge-offs	(118)	(339)	(576)	(8)	(1,041)
Recoveries	52	94	5	4	155
Provisions	(781)	--	1,388	97	704
Ending Balance	$1,040	$1,675	$1,301	$351	$4,367

Loans receivable:

Ending balances:
Individually evaluated for impairment	$1,869	$16,661	$5,586	$1,731	$25,847
Allowance for loan losses	49	1,260	962	113	2,384
Collectively evaluated for impairment imprimpairment	$7,155	$58,549	$28,212	$8,033	$101,949
Allowance for loan losses	991	415	339	238	1,983
Ending balance	$9,024	$75,210	$33,798	$9,764	$127,796
Total allowance for loan losses	$1,040	$1,675	$1,301	$351	$4,367

Credit Quality Indicators
As of March 31, 2013 and December 31, 2012
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

Commercial Credit Exposure (1)
Credit Risk Profile by Creditworthiness Category

	Commercial non real		Commercial real
	Estate		Estate
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012

Grade 1 Superior quality	$56	$58	$--	$--
Grade 2 Good quality	--	--	--	--
Grade 3 Satisfactory	194	209	6,816	7,238
Grade 4 Acceptable	3,879	4,148	24,090	24,844
Grade 5 Watch	2,510	2,433	25,790	23,762
Grade 6 Special mention	1,950	1,125	3,450	6,860
Grade 7 Substandard	919	957	10,944	11,256
Grade 8 Doubtful	95	94	1,250	1,250
Total	$9,615	$9,024	$72,340	$75,210

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

Consumer Credit Exposure (1)
Credit Risk Profile by Internally Assigned Grade

	Residential		Consumer
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Grade:
Pass	$7,382	$7,905	$26,867	$27,976
Special mention	398	732	796	1,366
Substandard	1,652	1,127	4,762	4,456
Total	$9,432	$9,764	$32,425	$33,798

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Exposure (1)
Credit Risk Profile Based on Payment Activity

							Residential real estate
	Other		Consumer Automobile		Home equity		1-4 family
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012

Performing	$14,208	$16,676	$687	$753	$12,768	$13,734	$7,780	$8,794
Nonperforming	4,083	2,287	11	19	668	329	1,652	970
Total	$18,291	$18,963	$698	$772	$13,436	$13,436	$9,432	$9,764

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Loans graded one through five are considered “pass” credits.  As of March 31, 2013, approximately 79% of the loan portfolio was considered pass credits.  For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of six are not considered classified; however they are categorized as a special mention or watch list credit. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2013, we had loans totaling $6.6 million rated as Special Mention.

Loans graded seven or greater are considered classified credits. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. The loan has well-defined weaknesses that jeopardize the liquidation value and has the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of Substandard but have additional factors that make collection or liquidation in full highly questionable and improbable. At March 31, 2013, classified loans totaled $19.6 million, with all but one loan being collateralized by real estate. This compares to classified loans of $19.1 million at December 31, 2012. Classified credits are evaluated for impairment on a quarterly basis.

The following are past due loans for the Corporation’s loans receivable for the periods ended March 31, 2013 and December 31, 2012 (in thousands).

			Greater
	30 – 59 Days	60 – 89 Days	Than	Total Past		Total Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable

March 31, 2013

Commercial:
Commercial non real estate	$197	$187	$652	$1,036	$8,579	$9,615
Commercial real estate	1,712	768	6,123	8,603	63,737	72,340
Consumer:
Consumer – other	285	783	1,545	2,613	15,678	18,291
Consumer – automobile	7	--	2	9	689	698
Consumer – home equity	220	40	178	438	12,998	13,436
Residential 1-4 family	924	502	866	2,292	7,1410	9,432
Total	$3,345	$2,280	$9,366	$14,991	$108,821	$123,812

December 31, 2012

Commercial:
Commercial non real estate	$146	$110	$646	$902	$8,122	$9,024
Commercial real estate	2,525	482	6,047	9,054	66,156	75,210
Consumer:
Consumer – other	638	419	1,045	2,102	16,861	18,963
Consumer – automobile	11	5	3	19	753	772
Consumer – home equity	157	7	168	332	13,731	14,063
Residential 1-4 family	259	406	970	1,635	8,129	9,764
Total	$3,736	$1,429	$8,879	14,044	$113,752	$127,796

Troubled Debt Restructurings

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they were considered troubled debt restructurings (TDRs) under the amended guidance. The Corporation identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At March 31, 2013, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $2.6 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $110,000. The following are loan modifications for the Corporation’s loans receivable for the three month periods ended March 31, 2013.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
Troubled Debt Restructurings	of New	Recorded	Recorded	of New	Recorded	Recorded
Added during current period	Contracts	Investment	Investment	Contracts	Investment	Investment
	(in thousands)			(in thousands)
Commercial:
Commercial non real estate	--	$--	$--	2	$93	$93
Commercial real estate	--	--	--	1	238	238
Consumer:
Consumer – other	2	177	172	87	1,170	1,170
Consumer -- home equity	2	41	41	--	--	--
Residential 1-4 family	--	--	--	1	1	1
Total	4	$218	$213	12	$1,502	$1,502

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
		Post			Post
		Modification			Modification
	Number	Outstanding	Defaulted	Number	Outstanding	Defaulted
Troubled Debt Restructurings	of New	Recorded	Recorded	of New	Recorded	Recorded
Defaulted during the period	Contracts	Investment	Investment	Contracts	Investment	Investment
Added since last twelve months	(in thousands)			(in thousands)

Commercial:
Commercial non real estate	--	$--	$--	--	$--	$--
Commercial real estate	2	--	--	--	--	--
Consumer:
Consumer – other	2	163	158	--	--	--
Total	2	$163	$158	--	$--	$--

During the three months ended March 31, 2013, the Corporation modified 4 loans that were considered to be troubled debt restructurings. We extended the terms for 4 of these loans and the interest rate was lowered for 2 of these loans. During the three months ended March 31, 2013, the Corporation had 2 loans default that had previously been restructured. A default occurs when a loan does not perform as agreed under the new terms to the point it becomes 90 days or more past due.

5. Contingencies and loan commitments

In the ordinary course of business, the Corporation enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at March 31, 2013 related to these items is summarized below:

Loan Commitments:	Contract Amount

Unused portions of loans and credit lines	$15,704,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Total loan commitments outstanding at March 31, 2013 consisted of fixed and adjustable rate loans at rates ranging from 4.5% to 6.5%.

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

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at March 31,
Name	2013	2012	Rate	Maturity	Distribution Payment Frequency
Provident Community Bancshares Capital Trust I	$4,000,000	$4,000,000	2.05%	October 1, 2036	Quarterly

Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.03%	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

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

Loans

The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. The Corporation performs its allowance for loan and lease losses calculation on a quarterly basis, which also includes an evaluation of all nonperforming loans for further impairment even if a new appraisal is not obtained on a quarterly basis. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all nonaccrual loans and troubled debt restructurings to be impaired. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loans as nonrecurring Level 3. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying impaired loans as Level 3. Consistent with the regulator’s appraisal guidance dated December 10, 2010, the Corporation has adopted a loan reappraisal policy.  The regulatory guidance states that a bank should establish criteria for assessing whether an existing appraisal or evaluation continues to reflect the market value of the property.  Generally, impaired loans will be evaluated using an existing appraisal if the valuation has been established within the previous twelve months. However, market conditions may dictate an updated appraisal for a lesser timeframe. Factors include deterioration in the credit since origination or changes in market conditions. Changes in market conditions could include material changes in current and projected vacancy, absorption rates, lease terms, rental rates, and sale prices, including concessions and overruns and delays in construction costs.  Fluctuations in discount or direct capitalization rates also are indicators of changing market conditions. In assessing whether changes in market conditions are material, the Bank considers the individual and aggregate effect of these changes on its collateral protection and the risk in its real estate lending program or credit portfolios.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets recorded at fair value on a recurring basis by level within the hierarchy as of March 31, 2013 and December 31, 2012 (in thousands).

		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
Government Sponsored Enterprises	$120,785	$120,785	$--	$--
Trust Preferred Securities	4,592	--	2,772	1,820
Total Investment Securities	125,377	120,785	2,772	1,820
Mortgage-Backed and
Related Securities	48,692	--	48,692	--
Total	$174,069	$120,785	$51,464	$1,820

		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
Government Sponsored Enterprises	$123,679	$123,679	$--	$--
Trust Preferred Securities	4,335	--	2,788	1,547
Total Investment Securities	128,014	123,679	2,788	1,547
Mortgage-Backed and
Related Securities	41,200	--	41,200	--
Total	$169,214	$123,679	$43,988	$1,547

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2013.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(in thousands)
Investment Securities
Investment Securities	Available-for-Sale

Beginning balance at December 31, 2012	$1,547
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	273
Purchases, sales, issuances and settlements, net	--
Ending balance at March 31, 2013	$1,820

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period and assumes all nonperforming assets have specific reserves or have been written down to fair value.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows: (in thousands)

	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs
		Appraised Value/	Appraisals and/or sales of
		Discounted Cash Flows	comparable properties/
Impaired loans	$17,259	Market Value of Note	Independent quotes

		Appraised Value/
		Comparable Sales/	Appraisals and/or sales of
		Other Estimates from	comparable properties/
Other real estate owned	7,960	Independent Sources	Independent quotes
Total assets at fair value	$25,219

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows: (in thousands)

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs
		Appraised Value/	Appraisals and/or sales of
		Discounted Cash Flows	comparable properties/
Impaired loans	$23,462	Market Value of Note	Independent quotes

		Appraised Value/
		Comparable Sales/	Appraisals and/or sales of
		Other Estimates from	comparable properties/
Other real estate owned	9,174	Independent Sources	Independent quotes
Total assets at fair value	$32,636

Level 3 Valuation Methodologies. Following is a description of the unobservable inputs used for Level 3 fair value measurements.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all nonaccrual loans and troubled debt restructurings to be impaired. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loans as nonrecurring Level 3. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying impaired loans as Level 3. Impaired loan totals represent nonperforming loans for the periods indicated.

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

Loans - The Corporation is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayment or collateral meet or exceed the recorded investment in such loans. The Corporation considers all nonaccrual loans and troubled debt restructurings to be impaired.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2013
Financial Instruments - Assets
Loans	$119,449	$119,557	$--	$--	$119,557

Financial Instruments – Liabilities
Time deposits	$116,977	$117,492	$--	$117,492	$-
Securities sold under agreements
to repurchase	5,084	5,084	--	5,084	--
Subordinated debentures	12,372	12,372	--	12,372

December 31, 2012
Financial Instruments - Assets
Loans	$123,414	$123,553	$--	$--	$123,553

Financial Instruments – Liabilities
Time deposits	$117,167	$117,723	$--	$117,723	$--
Securities sold under agreements
to repurchase	6,280	6,280	--	6,280	--
Subordinated debentures	12,372	12,372	--	12,372	--

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

Under the terms of the TARP Preferred Stock, the Corporation is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year.  Dividend payments may be deferred, but the dividend is cumulative and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. The Corporation exercised its right on July 22, 2010 to defer its regular quarterly cash dividend on its TARP Preferred Stock. Total deferred dividends to date are $1 million. No action has been taken by the holder of the TARP Preferred Stock regarding board appointments.

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

The Corporation’s critical accounting policies are listed below:

Allowance for Loan Losses

We consider our accounting policies related to the allowance for loan losses to be critical, as these policies involve considerable judgment and estimation by management. The allowance for loan losses is established through a provision for loan losses charged to expense. Our allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools, and specific loss allocations. Our process for determining the appropriate level of the allowance for losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans, and loans charged-off or recovered, among other factors.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either impaired, substandard or special mention. For such loans that are accounted for as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The general allocated segment for loan loss calculation includes a stratification of loan categories subdivided by residential mortgage, commercial, commercial real estate and consumer loans. These stratifications are further divided into individual segments by call report groupings. The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. The allowance for each portfolio segment is developed from a combination of factors that reflects management’s best judgment of the extent to which environmental factors, current trends and historical loss levels are accurate indicators of current losses in the portfolio. Each category is rated for all loans including pass rated groups, special mention loans, and adversely classified nonimpaired credits. The weights assigned to each performing group is developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition, as the amount of loans in each category increases and decreases, the provision for loan loss calculation adjusts accordingly. Recovery of the carrying value of loans is dependent to some extent on the future economic environment and operating and other conditions that may be beyond the Corporation’s control.  Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance (and future results of operation).

Loans are placed on nonaccrual status depending upon the type of loan, the past due status, and the collections activities in progress. Well-secured loans, in the process of collection, remain on an accrual basis until they become 90 days past due. Partially secured loans are written down to the collateral value and placed on nonaccrual status on or before becoming 90 days past due. Unsecured commercial loans are charged off on or before the date they become 90 days past due. Consumer loans are charged off or written down to the fair value of collateral on or before becoming 90 days past due. A past due loan may not be considered impaired if it is expected the delay in payment is minimal. Interest payments are applied to the principal balance on nonaccrual loans.

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

We review each impaired loan on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on our assessment of the status of the borrower and the underlying collateral. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral less cost to sell if the loan is collateral dependent. If the resulting value of the impaired noncollateral dependent loan is less than the recorded balance, the impairment must be recognized by creating a valuation allowance for the difference and recognizing a corresponding bad debt expense. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.  The risk characteristics used to aggregate loans are collateral type, borrower’s financial condition and geographic location. Impairment of a collateral dependent loan is immediately charged-off against the allowance for loan and lease losses unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loans are charged-off generally based on pre-defined past due periods.

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

Income Taxes

Some of the more critical judgments supporting the deferred tax asset amount include judgments about the recovery of these accrued tax benefits.  Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies. Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences projected to occur, management established a valuation allowance of $8.0 million to reduce the recorded deferred tax asset to a net realizable value.

Forward Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q may contain certain “forward-looking statements” concerning the future operations, plans or strategies of the Corporation and the Bank. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Management intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all forward-looking statements contained in this report. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Corporation’s and the Bank’s market area and the country as a whole, real estate values in the Bank’s market area, the ability of the Corporation and the Bank to control costs and expenses, competitive products and pricing and the demand for such products, loan delinquency rates, the quality and composition of the loan and investment portfolios, changes in accounting principles and guidelines and changes in federal and state laws and regulations. The Corporation provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2012, including in the Risk Factors section of that report, and in its other SEC reports. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Except as required by applicable law or regulation, the Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets

Assets increased $5.2 million, or 1.5%, to $355.1 million at March 31, 2013 from $349.9 million at December 31, 2012. The increase in assets was due primarily to the growth in federal funds sold and securities as a result of deposit growth that was attributed to county tax receipts. It is anticipated that these funds will be drawn down over the course of the year for county needs. Net loans decreased $4.0 million from December 31, 2012 to March 31, 2013, due primarily to a significant reduction in loan demand as a result of economic conditions in South Carolina and more stringent underwriting standards. Investment securities at March 31, 2013 increased $4.9 million, or 2.9%, to $174.1 million from $169.2 million at December 31, 2012, primarily due to a increase in mortgage-backed securities, offset by a decrease in securities of government sponsored enterprises. Federal funds sold at March 31, 2013 increased $8.5 million to $28.8 million from $20.3 million at December 31, 2012 as a result of funds invested with proceeds from maturities of securities and loan payments.

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at March 31, 2013 was 1.99% compared to 1.90% at December 31, 2012.

The carrying values of the investment securities at March 31, 2013 and December 31, 2012 and percentage of each category to total investments are as follows: (dollars in thousands)

	March 31, 2013		December 31, 2012
Available for sale:	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio

Investment Securities:
Government Sponsored Enterprises	$120,785	69.39%	$123,679	73.09%
Trust Preferred Securities	4,592	2.64	4,335	2.56
Total Investment Securities	125,377	72.03	128,014	75.65
Mortgage-Backed Securities	48,692	27.97	41,200	24.35
Total	$174,069	100.00%	$169,214	100.00%

The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All securities were classified as available for sale at March 31, 2013.

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

The amortized cost and fair value of investment securities are summarized as follows:

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of March 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
Government Sponsored Enterprises	$120,855	$80	$(150)	$120,785
Trust Preferred Securities	5,829	131	(1,368)	4,592
Total Investment Securities	126,684	211	(1,518)	125,377
Mortgage-Backed Securities:
Fannie Mae	22,750	64	(202)	22,612
Ginnie Mae	14,993	53	(97)	14,949
Freddie Mac	10,568	251	(--)	10,819
Collateralized Mortgage Obligations	304	8	(--)	312
Total Mortgage-Backed Securities	48,615	376	(299)	48,692
Total Available for Sale	$175,299	$587	$(1,817)	$174,069

	As of December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
Government Sponsored Enterprises	$123,381	$324	$(26)	$123,679
Trust Preferred Securities	5,828	--	(1,493)	4,335
Total Investment Securities	129,209	324	(1,519)	128,014
Mortgage-Backed Securities:
Fannie Mae	11,950	72	(20)	12,002
Ginnie Mae	16,726	101	(72)	16,755
Freddie Mac	11,822	297	(--)	12,119
Collateralized Mortgage Obligations	317	7	(--)	324
Total Mortgage-Backed Securities	40,815	477	(92)	41,200
Total Available for Sale	$170,024	$801	$(1,611)	$169,214

The maturities of securities at March 31, 2013 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$12,760	$12,768
Due after one year through five years	8	8
Due after five years through ten years	26,822	26,670
Due after ten years	135,709	134,623
Total Investment and Mortgage-Backed Securities	$175,299	$174,069

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Government Sponsored Enterprises	$65,525	$150	$–	$–	$65,525	$150
Trust Preferred Securities	–	–	3,300	1,368	3,300	1,368
Mortgage-Backed Securities	25,820	274	1,974	25	27,794	299
Total	$91,345	$424	$5,274	$1,393	$96,619	$1,817

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Government Sponsored Enterprises	$19,337	$26	$–	$–	$19,337	$26
Trust Preferred Securities	–	–	4,335	1,493	4,335	1,493
Mortgage-Backed Securities	8,665	79	2,149	13	10,814	92
Total	$28,002	$105	$6,484	$1,506	$34,486	$1,611

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

To determine impairment charges for the Corporation’s CDO’s, we performed discounted cash flow valuations through a static default model test. The default model used assumed a 3.6% rate, which is three times the historic default rates for all collateralized debt obligations (“CDO”), a 0% recovery on all banks in deferral of interest payments and a 0% prepayment rate. Cash flow valuations with a premium mark up of 300 basis points were also used to determine the fair market values of the Corporation’s collateralized debt obligations. All of the Corporation’s pooled trust preferred securities have the same terms, which is that the securities cannot be redeemed for five years and then can be called quarterly thereafter.  All of the securities are past the five-year no-call period. Valuation documentation for the cash flow analysis is provided by an independent third party.

Amounts in the following table are in thousands.

Security Name	Single/ Pooled	Class Tranche	Amortized Cost	Fair Value	Unrealized (Gain)Loss	Credit Portion	Other	YTD OTTI Total
Alesco II	Pooled	B-1	$1,161	$1,292	$(131)	$--	$--	$--
MM Com III	Pooled	B	516	408	108	--	--	--
PreTSL IV	Pooled	Mezz	152	121	31	--	--	--
Total			$1,829	$1,821	$8	$--	$--	$--

OTTI-Other Than Temporary Impairment

	Lowest Rating (1)	% of Current Performing	% Deferrals/ Defaults (2)	High	Low	Discount Margin (3)
Alesco II	C	89.24%	10.76%	1.20%	0.40%	4.65%
MM Com III	CC	70.00%	30.00%	1.20%	0.40%	5.05%
PreTSL IV	CCC	72.93%	27.07%	1.50%	0.75%	2.25%

Notes to table above:

(1)	Credit Ratings represent Moody’s and Fitch ratings (S&P does not rate this security).
(2)
The ratio represents the amount of specific deferrals/defaults that have occurred, plus those that are known or projected for the following quarters to the total amount of original collateral for a given security. Fewer deferrals/defaults produce a lower ratio.

(3)	Fair market value discount margin to LIBOR.

For the period ended March, 31, 2013, the Corporation did not experience a credit-related other-than-temporary impairment on the pooled trust preferred securities portfolio but we have recorded a $1.5 million loss cumulatively since 2008 in this portfolio. All of these securities are in the Corporation’s available for sale portfolio. The previous impairment costs were charged to earnings in noninterest income as “Other-than-temporary-impairment write-down on securities”. The total securities impacted by credit-related other-than-temporary impairment have a current carrying value of $1.5 million and represent approximately 0.91% of available for sale securities. The Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. The Corporation may conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

Loans

Net loans decreased to $119.5 million at March 31, 2013 compared to $123.4 million at December 31, 2012. The decrease was due to a significant reduction in loan demand as a result of economic conditions in South Carolina and more conservative underwriting standards. Consumer loans decreased $1.4 million, or 4.1% and commercial loans, primarily lines of credit, and commercial real estate loans decreased $2.4 million, or 2.7% for the period ended March 31, 2013.

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated (dollars in thousands):

	March 31, 2013	December 31, 2012
Non-accruing loans

Real estate	$1,560	$970
Commercial	9,499	9,569
Consumer	2,944	2,635
Total non-accrual loans	14,003	13,174

Accruing troubled debt restructurings	2,277	4,187
Other real estate owned, net	7,960	9,174
Total non-performing assets	$24,240	$26,435

Percentage of nonperforming loans to loans receivable, net	13.63%	14.07%
Percentage of nonperforming assets to total assets	6.83%	7.58%
Allowance for loan losses to total
loans outstanding	3.52%	3.42%
Allowance for loan losses as a percent of
nonperforming loans	26.74%	25.15%
Allowance for loan losses	$4,354	$4,367

Nonperforming assets decreased $2.3 million to $24.2 million at March 31, 2013, or 6.8% of total assets, as compared to $26.5 million or 7.6% of total assets at December 31, 2012. These assets are primarily supported by commercial real estate and are currently being carried at management’s best estimate of net realizable value, although further losses may be incurred on loans until the collateral has been acquired and liquidated or other arrangements can be made.

Interest income that would have been recorded for the three months ended March 31, 2013 had nonaccruing loans been current in accordance with their original terms amounted to approximately $243,000.

Management has allocated specific reserves to its nonperforming assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for nonperforming loans are allocated to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of March 31, 2013. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process.

At March 31, 2013, criticized and classified loans, which include all nonperforming loans, totaled $26.2 million, compared to $23.9 million at December 31, 2012. Impaired loans totaled $19.6 million at March 31, 2013 compared to $25.8 million at December 31, 2012. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

OREO decreased $1.2 million to $8.0 million at March 31, 2013 from $9.2 million at December 31, 2012, primarily as a result of property sales. OREO is carried at the lower of carrying value or fair value. Fair value  is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying values of these assets are believed to be representative of their fair market value, although the ultimate proceeds from the sale of these assets may not be equal to or greater than the carrying values.

Real estate acquired in settlement of loans through foreclosure is summarized as follows (in thousands):

	March 31,	December 31,
	2013	2012

Balance at beginning of period	$9,174	$8,398
Foreclosures added during the period	36	2,423
Bank assets transferred to OREO	--	1,356
Sales of foreclosed property	(1,138)	(2,190)
Provision charged as a write-down	(112)	(813)
Balance at the end of period	$7,960	$9,174

Liabilities

Total liabilities increased $5.8 million to $343.6 million at March 31, 2013 from $337.7 million at December 31, 2012. Deposits increased $7.1 million, or 2.6%, to $284.6 million at March 31, 2013 from $277.5 million at December 31, 2012. The increase was due to deposit growth that was attributed to county tax receipts. It is anticipated that these funds will be drawn down over the course of the year for county needs. Security agreements to repurchase decreased $1.2 million to $5.1 million at March 31, 2013 from $6.3 million at December 31, 2012.

Deposit accounts were as follows (dollars in thousands):

	March 31, 2013			December 31, 2012
	Rate	Balance	%	Rate	Balance	%
Account Type
NOW accounts:
Commercial noninterest-bearing	--	$40,891	14.37%	--	$38,346	13.82%
Noncommercial	0.32%	61,602	21.65%	0.32%	63,433	22.86%
Money market checking accounts	0.28%	31,816	11.18%	0.27%	27,842	10.03%
Regular savings	0.30%	33,282	11.69%	0.33%	30,693	11.06%
Total demand and savings deposits	0.23%	167,591	58.89%	0.23%	160,314	57.77%
Time deposits:
Up to 1.00%		86,265	30.31%		81,649	29.43%
1.01%-2.00%		30,578	10.75%		35,322	12.73%
2.01%- 3.00%		134	0.05%		150	0.05%
3.01%- 4.00%		--	--%		46	0.02%
Total time deposits	0.63%	116,977	41.11%	0.63%	117,167	42.23%
Total deposit accounts	0.40%	$284,568	100.00%	0.40%	$277,481	100.00%

The maturities of the advances from the FHLB are as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate
Contractual Maturity:
After three but within five years – adjustable rate	24,000	4.10%	24,000	4.10%
Greater than five years - adjustable rate	13,500	3.52%	13,500	3.52%
Total advances	$37,500	3.89%	$37,500	3.89%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

Shareholders’ equity decreased $616,000, or 5.1%, to $11.6 million at March 31, 2013 from $12.2 million at December 31, 2012 primarily due to a $272,000 increase in unrealized losses on securities available for sale   along with a net operating loss of $344,000.

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

At March 31, 2013, the Corporation’s investment in marketable securities totaled $174.1 million, all of which was available for sale. In addition, the Corporation had $28.8 million in federal funds sold at March 31, 2013 compared to $20.3 million at December 31, 2012. Approximately $59.3 million and $62.7 million of debt securities at March 31, 2013 and December 31, 2012, respectively, were pledged by the Corporation as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $15.7 million at March 31, 2013. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to  mature in one year or less from March 31, 2013, totaled $89.9 million or 31.6% of total deposits. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At March 31, 2013, the Corporation had $37.5 million of FHLB borrowings and $5.1 million of securities sold under agreements to repurchase outstanding. At March 31, 2013, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $33.5 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares’ primary source of income is dividends received from the Bank. The dividends that may be paid by the Bank to the Corporation are subject to legal limitations and regulatory capital requirements. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) cannot exceed retained net income for that year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. Further, the Corporation cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock have been paid. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on December 21, 2010, that prohibit the Bank from paying cash dividends to the Corporation.  See “Consent Order and Written Agreement”. For the three month period ended March 31, 2013, no cash dividends were declared or paid by the Bank or the Corporation.

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

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. So long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized under applicable regulations unless it achieves the higher thresholds required by the consent order. At March 31, 2013, the Bank did not meet the higher Tier 1 capital requirements required by the consent order and is evaluating alternatives to increase capital. The Bank’s capital category as of March 31, 2013 is determined solely for the purpose of applying the PCA restrictions and the Bank’s capital category as of March 31, 2013 may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

					Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order(1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$15,593	4.45%	$14,017	4.00%	$	n/a	n/a	%
Bank	24,403	6.97	14,002	4.00		28,005	8.00
Tier 1 capital ratio
Corporation	15,593	8.92	6,994	4.00		n/a	n/a
Bank	24,403	13.98	6,980	4.00		n/a	n/a
Total risk-based capital ratio
Corporation	25,670	14.68	13,989	8.00		n/a	n/a
Bank	26,611	15.25	13,960	8.00		20,940	12.00

(1) Minimum capital amounts and ratios presented for the Bank as of March 31, 2013 are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $1.4 million at March 31, 2013.

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

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $15.7 million at March 31, 2013. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the quarter ended March 31, 2013, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Results of operations for the three months ended March 31, 2013 and 2012

General

The Corporation recorded a net loss to common shareholders of $462,000 for the three months ended March 31, 2013 as compared to a net loss to common shareholders of $202,000 for the same period in 2012. The increase in loss in 2013 was primarily due to a reduction in net interest income due primarily to lower loan balances due to economic conditions and higher underwriting standards offset by the absence of a provision for loan losses for the period ended March 31, 2013, due to a net reduction in loans of $4.0 million. In addition, the Corporation did not record any gain on the sale of investments for the quarter ending March 31, 2013 compared to $239,000 for the previous year comparable quarter.

Average Yields and Rates
    (dollars in thousands)

	Three Months Ended
	2013			2012
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Loans (1)	$125,793	$1,516	4.85%	$155,046	$1,976	5.13%
Mortgage-backed securities	44,814	203	1.82%	69,427	429	2.49%
Investment securities	127,471	654	2.07%	94,332	598	2.55%
Deposits and fed funds sold	25,119	4	0.07%	22,862	3	0.05%
Total interest earning assets	323,197	2,377	2.96%	341,667	3,006	3.54%
Noninterest earning assets	28,154			34,643
Total assets	$351,351			$376,310
Interest bearing liabilities:
Deposits	$239,449	278	0.47%	$263,312	378	0.58%
Floating rate junior subordinated deferrable interest debentures	12,372	63	2.06%	12,372	71	2.31%
FHLB advances and other borrowings	42,530	366	3.46%	63,456	606	3.84%
Total interest bearing liabilities	294,351	707	0.97%	339,140	1,055	1.25%
Noninterest bearing sources:
Noninterest bearing deposits	40,795			20,893
Noninterest bearing liabilities	4,075			3,768
Total liabilities	339,221			363,801
Shareholders’ equity	12,130			12,509
Total liabilities and shareholders’ equity	$351,351			$376,310
Net interest income		$1,670			$1,951
Interest rate spread (2)			1.99%			2.29%
Impact of noninterest bearing (3) deposits			0.07%			0.07%
Net interest margin (4)			2.06%			2.36%

(1) Average balance of loans includes nonaccruing loans. Interest income includes deferred loan fees and does not include interest on nonaccrual loans.
(2) Represents difference between weighted average yield on all interest earning assets and weighted average rate on all interest bearing liabilities.
(3) Represents the reduction of noninterest bearing deposits on total deposit funding costs.
(4) Represents net interest income before provision for loan losses as a percentage of average interest earning assets.

Interest Income

Interest income decreased $629,000, or 20.9%, to $2.4 million for the three months ended March 31, 2013 as compared to the same period in 2012. Interest income on loans decreased by 23.3%, or $460,000, to $1.5 million for the three months ended March 31, 2013 from $2.0 million for the three months ended March 30, 2012, due primarily to lower average balances due to lower demand and also due to a 28 basis point decline in the average yield due to the low interest rate environment. Interest on deposits and federal funds sold, combined with interest and dividends on investment and mortgage-backed securities, decreased $169,000 for the three months ended March 31, 2013 compared to the same period in 2012 due primarily to lower interest rates offset by higher average balances.

Interest Expense

Interest expense decreased $348,000, or 33.0%, to $707,000 for the three months ended March 31, 2013 as compared to $1.1 million for the three months ended March 31, 2012. Interest expense on deposit accounts decreased $100,000, or 26.5%, to $278,000 for the three months ended March 31, 2013 from $378,000 during the same period in 2012 due primarily to lower average balances, as a result of reductions in funding needs, and lower average costs due to lower market interest rates and an increase in core deposits. Interest expense on borrowings decreased $248,000, to $429,000 for the three months ended March 31, 2013 from $677,000 during the same period in 2012 due primarily to lower average balances as a result of the pay-down of $22 million in FHLB advances and lower market interest rates.

Provision for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. The Board of Directors reviews and ratifies the appropriate level for the allowance for loan losses quarterly based upon management’s recommendations, the results of the internal monitoring and reporting system, quarterly external independent loan reviews and the analysis of economic conditions in our local markets. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Loan losses, which include write downs and charge-offs, are charged directly to the allowance while recoveries are credited against the allowance. The amount of the provision is a function of the amount and composition of loans outstanding, the level of classified, nonperforming and impaired loans, the number of troubled debt restructurings and impairment analysis of such loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during the given period, and current and anticipated economic conditions.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2013 to meet presently known and inherent risks in the loan portfolio.

During the three months ended March 31, 2013, a provision for loan losses was not required due to a reduction in net loans of $4.0 million, a reduction in nonperforming loans, lower write-downs and charge-offs and an improvement in historical classified loan loss ratios. This compares to a provision of $435,000 for the same period in the previous year. Nonperforming loans decreased $1.9 million from $15.9 million at March 31, 2012 to $14.0 million at March 31, 2013. The high level of nonperforming loans relates primarily to commercial real estate relationships that have been affected by the downturn in the residential housing market. Slow housing conditions have affected these borrowers’ ability to sell the completed projects in a timely manner.

Loan charge-offs and recoveries consisted of the following for the three months ended March 31, 2013 and 2012. (in thousands)

	Commercial	Consumer	Residential	Total
March 31, 2013

Charge-offs	$27	$39	$--	$66
Recoveries	(52)	(1)	(--)	(53)
Net Charge-offs	$(25)	$38	$--	$13

	Commercial	Consumer	Residential	Total
March 31, 2012

Charge-offs	$91	$98	$--	$189
Recoveries	(27)	(2)	(--)	(29)
Net Charge-offs	$64	$96	$--	$160

Specific reserves for nonperforming loans at March 31, 2013 were $2.4 million compared to $453,000 for nonperforming loans at March 31, 2012. The increase in specific reserves was primarily due to additional allocations of $2.0 million to cover TDR concessions. Management believes the specific reserves allocated to these and other nonaccrual loans will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believes to be inherent in the portfolio as a whole, taking into account the Corporation’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects that further deterioration of economic conditions in the Corporation’s market areas is likely in the short-term, especially with respect to real estate related activities and real property values.

NonInterest Income

Total noninterest income decreased $219,000, or 25.6%, to $637,000 for the three months ended March 31, 2013 from $856,000 for the same period in the previous year. The decrease was due primarily to no gains on the sale of investments for the current year compared to a gain of $239,000 from security sales of $12.0 million for the same period in the previous year. Net fees from financial services increased $20,000, or 3.4%, to $637,000 for the three months ended March 31, 2013 from $617,000 for the same period in the previous year. The increase was due to higher return check charges on checking accounts.

NonInterest Expense

For the three months ended March 31, 2013, total noninterest expense increased $151,000, or 6.2%, to $2.6 million. Compensation and employee benefits increased $5,000, or 0.5%, due primarily to normal annual salary increases. Occupancy expense increased $21,000, or 3.5%, to $627,000 for the three months ended March 31, 2013 from $606,000 for the same period in 2012, due primarily to higher computer equipment maintenance costs. Deposit insurance premiums expense increased $10,000, or 5.5%, to $193,000 for the three months ended March 31, 2013 from $183,000 for the same period in 2012, due to higher FDIC premium cost assessments. OREO and loan operations expense increased $35,000, or 24.8%, to $176,000 for the three months ended March 31, 2013 from $141,000 for the same period in 2012, due primarily to an increase in write-downs and operating expenses for foreclosed loans. Items processing expense decreased $6,000, or 8.8%, to $62,000 for the three months ended March 31, 2013 from $68,000 for the same period in 2012, due primarily to a reduction in the number of accounts processed. Other expense increased $80,000, or 50.3%, to $239,000 for the three months ended March 31, 2013 from $159,000 for the same period in 2012, due primarily to increases in loan expense due to loan appraisals required for impaired loans.

Income taxes

Expense for income taxes for the three months ended March 31, 2013 was $43,000 as compared to $0 for the same period in 2012. The current period expense is due to amortization of tax credits to the fair market value. The Corporation has net operating loss carry-forwards of approximately $30.0 million which will expire by December 31, 2030 if not utilized to offset taxable income prior to that date.

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

There has been no change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. However, under the written agreement between the Corporation and the Federal Reserve Bank, the Corporation cannot repurchase its shares without the prior written consent of the Federal Reserve Bank. The Corporation did not repurchase any shares during the three months ended March 31, 2013 and 36,034 shares remain under the previously authorized plans.

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

The following materials from Provident Community Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statement of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) related notes.

*Furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: May 13, 2013	By:	/s/ Dwight V. Neese
Dwight V. Neese, President and
Chief Executive Officer

Date: May 13, 2013	By:	/s/ Richard H. Flake
Richard H. Flake, Executive Vice President
and Chief Financial Officer