Form 10-Q
period 2013-06-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2013-08-14
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes __    No  X

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of August 9, 2013.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2013 and December 31, 2012

	June 30,	December 31,
ASSETS	2013	2012
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$4,254	$6,230
Interest earning balances with the Federal Reserve	4,251	2,531
Federal funds sold	8,470	20,298
Cash and cash equivalents	16,975	29,059

Investment and mortgage-backed securities-available for sale	180,408	169,214

Loans, net of unearned fees	124,400	127,781
Allowance for loan losses (ALL)	(4,312)	(4,367)
Loans, net of ALL	120,088	123,414

Other real estate owned (OREO)	5,182	9,174
Office properties and equipment, net	3,252	3,180
Federal Home Loan Bank stock, at cost	2,107	2,253
Federal Reserve Bank stock, at cost	736	771
Accrued interest receivable	1,232	1,248
Cash surrender value of life insurance	8,335	8,210
Other assets	5,733	3,419
TOTAL ASSETS	$344,048	$349,942

LIABILITIES

Demand and savings deposits	$163,868	$160,314
Time deposits	113,745	117,167
Total deposits	277,613	277,481
Advances from the Federal Home Loan Bank	37,500	37,500
Securities sold under agreements to repurchase	5,449	6,280
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	1,266	1,148
Other liabilities	3,330	2,953
TOTAL LIABILITIES	337,530	337,734

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500, 000 shares
issued and outstanding - 9,266 shares
at June 30, 2013 and December 31, 2012	9,263	9,260
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued-2,192,958 and outstanding 1,790,599 shares at June 30, 2013
and December 31, 2012, respectively	20	20
Common stock warrant	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(4,541)	(527)
Retained deficit, substantially restricted	(4,868)	(3,189)
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	6,518	12,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$344,048	$349,942

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)		(DOLLARS IN THOUSANDS EXCEPT PER SHARE)
Interest Income:
Loans	$1,526	$1,805	$3,042	$3,781
Deposits and federal funds sold	3	5	7	8
Interest on mortgage-backed securities	259	337	462	766
Interest and dividends on investment securities	721	646	1,375	1,244
Total interest income	2,509	2,793	4,886	5,799

Interest Expense:
Deposit accounts	257	340	535	718
Floating rate junior subordinated deferrable interest debentures	63	70	127	141
Advances from the FHLB and other borrowings	370	569	735	1,175
Total interest expense	690	979	1,397	2,034

Net Interest Income	1,819	1,814	3,489	3,765
Provision for loan losses	500	195	500	630
Net interest income after
provision for loan losses	1,319	1,619	2,989	3,135

Non-Interest Income:
Fees for financial services	652	653	1,285	1,265
Other fees, net	5	5	9	10
Net gain on sale of investments	24	286	24	525
Total non-interest income	681	944	1,318	1,800

Non-Interest Expense:
Compensation and employee benefits	1,195	1,037	2,289	2,126
Occupancy and equipment	664	674	1,291	1,280
Deposit insurance premiums	193	211	385	394
Professional services	170	192	335	355
Advertising and public relations	9	14	17	25
OREO and loan operations	711	(65)	888	76
Items processing	64	69	127	137
Telephone	48	53	90	89
Other	237	223	476	382
Total non-interest expense	3,291	2,408	5,898	4,864

Net (loss) income before income taxes	(1,291)	155	(1,591)	71
Expense for income taxes	42	12	85	12
Net (loss) income	(1,333)	143	(1,676)	59
Accretion of preferred stock to redemption value and preferred dividends accrued	119	119	235	237
Net (loss) income to common shareholders	$(1,452)	$24	$(1,911)	$(178)

Net (loss) income per common share (basic)	$(0.81)	$0.01	$(1.07)	$(0.10)

Net (loss) income per common share (diluted)	$(0.81)	$0.01	$(1.07)	$(0.10)

Weighted average number of common shares outstanding

Basic	1,790,599	1,790,599	1,790,599	1,790,599

Diluted	1,790,599	1,790,599	1,790,599	1,790,599

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(DOLLARS IN THOUSANDS)		(DOLLARS IN THOUSANDS)

Net (loss) income	$(1,333)	$143	$(1,676)	$59

Unrealized gain (loss) from'available for sale securities:
Amounts reclassified from accumulated other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period, pretax	(5,706)	655	(6,213)	(618)
Tax expense (benefit)	1,940	(223)	2,176	211
Reclassification adjustment for realized gain (loss) in net income (loss)	36	433	35	795
Tax expense (benefit)	(12)	(147)	(12)	(270)
Other comprehensive income (loss)	(3,742)	718	(4,014)	118
Comprehensive (loss) income	$(5,075)	$861	$(5,690)	$177

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013 and 2012 (unaudited)

	Six Months Ended
	June 30,	June 30,
	2013	2012
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net (loss) income	$(1,676)	$59
Adjustments to reconcile net income (loss) to
net cash (used for) provided by operating activities:
Provision for loan losses	500	630
Amortization of securities	569	543
Depreciation expense	164	182
Recognition of deferred income, net of costs	(15)	(127)
Deferral of fee income, net of costs	55	129
Gain on investment transactions	(24)	(525)
Loss (gain) on OREO sales	258	(97)
OREO impairment	750	119
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	16	220
Increase in cash surrender value of life insurance	(125)	(143)
(Increase) decrease in other assets	(2,314)	126
Increase in other liabilities	377	208
Increase in accrued interest payable	118	108

Net cash (used for) provided by operating activities	(1,347)	1,432

INVESTING ACTIVITIES:

Purchase of AFS securities	(91,000)	(107,426)
Proceeds from sales of AFS securities	1,774	24,448
Maturities of AFS securities	66,550	86,954
Principal repayment on mortgage-backed securities AFS	6,923	8,598
Net decrease in loans	1,669	12,840
Redemption of FHLB/FRB stock	181	208
Proceeds from sales of OREO, net of costs and improvements	4,101	826
Purchase of office properties and equipment	(236)	(64)

Net cash (used) provided by investing activities	(10,038)	26,384

FINANCING ACTIVITIES:

Decrease in other borrowings	(831)	(4,429)
Increase (decrease) in deposit accounts	132	(1,974)

Net cash used for financing activities	(699)	(6,403)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(12,084)	21,413

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	29,059	23,893

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$16,975	$45,306

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$--	$--
Interest	1,279	1,926

Non-cash transactions:
Loans foreclosed	$1,117	$2,090
Unrealized gain (loss) on securities available for sale, net of income tax	(4,014)	444

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2013 and 2012 (Unaudited)

							Retained	Accumulated
						Additional	Earnings,	Other	Treasury	Total
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Stock	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Loss	at Cost	Equity
	(Dollars in Thousands, Except Share Data)
BALANCE AT DECEMBER 31, 2011	9,266	$9,255	1,790,599	$20	$25	$12,919	$(3,062)	$(387)	$(6,300)	$12,470

Net income							59			59

Comprehensive loss								118		118

Accretion of Preferred Stock to redemption value		3					(3)			--

BALANCE AT JUNE 30, 2012	9,266	$9,258	1,790,599	$20	$25	$12,919	$(3,006)	$(269)	$(6,300)	$12,647

BALANCE AT DECEMBER 31, 2012	9,266	$9,260	1,790,599	$20	$25	$12,919	$(3,189)	$(527)	$(6,300)	$12,208

Net loss							(1,676)			(1,676)

Comprehensive loss								(4,014)		(4,014)

Accretion of Preferred Stock to redemption value		3					(3)			--

BALANCE AT JUNE 30, 2013	9,266	$9,263	1,790,599	$20	$25	$12,919	$(4,868)	$(4,541)	$(6,300)	$6,518

See notes to consolidated financial statements

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) and Provident Community Bank, N.A. (the “Bank”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. This quarterly report should be read in conjunction with the Corporation’s annual report on Form 10-K for the year ended December 31, 2012. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Corporation.

The Comprehensive Income topic of the Accounting Standards Codification (“ASC”) was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Corporation January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the Financial Accounting Standards Board (“FASB”) redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments were effective for the Corporation on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Corporation’s financial statements.

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

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting.  The guidance is intended to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The Corporation does not expect these amendments to have any effect on its financial statements.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

2. Income (Loss) Per Common Share

Basic income (loss) per common share amounts for the three and six months ended June 30, 2013 and 2012 were computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts for the dilutive effect of outstanding common stock options and warrants during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted loss per share calculation for the three and six months ended June 30, 2013 and 2012 as all outstanding options and warrants had a higher average exercise price than the average market price and were therefore anti-dilutive. Anti-dilutive common stock equivalents that were excluded in the diluted loss per common share calculation for the three and six months ended June 30, 2013 and 2012 were 235,380.

3. Assets Pledged

Approximately $58.9 million and $62.7 million of debt securities at June 30, 2013 and December 31, 2012, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank (the “FHLB”) advances commercial and residential real estate mortgage loans under a collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the FHLB that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Loans, net

Loans receivable consisted of the following (dollars in thousands):

	June 30,	December 31,
	2013	2012
Mortgage loans:
Fixed-rate residential	$5,740	$6,329
Adjustable-rate residential	3,230	3,376
Commercial real estate	74,383	75,210
Construction	414	59
Total mortgage loans	83,767	84,974
Commercial nonreal estate	9,120	9,024
Consumer loans:
Home equity	13,045	14,063
Consumer and installment	17,100	19,468
Consumer lines of credit	267	267
Total consumer loans	30,412	33,798
Total loans	123,299	127,796
Adjustments:
Unamortized loan discount	(169)	(181)
Loans in process	1,141	--
Allowance for loan losses	(4,312)	(4,367)
Net deferred loan origination costs	129	166
Total, net	$120,088	$123,414
Weighted-average interest rate of loans	4.90%	5.15%

Information about impaired loans for the periods ended June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30,	December 31,
	2013	2012

Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10/Statement No. 114	$4,944	$5,339
Other impaired loans	15,755	20,508
Total impaired loans	$20,699	$25,847
Average monthly balance of impaired loans	$19,161	$29,171
Specific allowance for credit losses	$2,135	$2,385

Impaired Loans
For the Periods Ended June 30, 2013 and December 31, 2012
(in thousands)

June 30, 2013	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment

With no related allowance recorded:

Commercial
Commercial real estate	$9,929	$8,499	$--	$9,214
Commercial non real estate	2,353	2,002	--	2,178

Consumer
Consumer – other	3,989	3,036	--	3,513
Consumer - home equity	689	646	--	667

Residential real estate
1-4 Family	1,773	1,572	--	1,672

With a related allowance recorded:

Commercial
Commercial real estate	$5,597	$3,340	$1,273	$4,468
Commercial non real estate	112	95	47	104

Consumer
Consumer – other	1,778	1,509	815	1,644

Residential real estate
1-4 Family	--	--	--	--

Total:	$26,220	$20,699	$2,135	$23,460
Commercial	17,991	13,936	1,320	15,964
Consumer	6,456	5,191	815	5,824
Residential	1,773	1,572	--	1,672

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment

With no related allowance recorded:

Commercial
Commercial real estate	$14,778	$13,273	$--	$14,025
Commercial non real estate	2,004	1,680	--	1,842

Consumer
Consumer - other	4,611	3,696	--	4,154
Consumer - home equity	566	536	--	551

Residential real estate
1-4 Family	1,448	1,323	--	1,385

With a related allowance recorded:

Commercial
Commercial real estate	$5,622	$3,388	$1,260	$4,505
Commercial non real estate	206	189	49	198

Consumer
Consumer – other	1,363	1,354	962	1,358

Residential real estate
1-4 Family	416	408	114	412

Total:	$31,014	$25,847	$2,385	$28,430
Commercial	22,610	18,530	1,309	20,570
Consumer	6,540	5,586	962	6,063
Residential	1,864	1,731	114	1,797

Loans Receivable on Nonaccrual Status
As of June 30, 2013 and December 31, 2012
(in thousands)

	June 30,	December 31,
	2013	2012
Commercial
Commercial real estate	$6,878	$8,734
Commercial non real estate	917	835

Consumer
Consumer – other	2,733	2,287
Consumer – automobile	7	19
Consumer – home equity	440	329

Residential real estate
1-4 family	1,228	970
Total	$12,203	$13,174

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

June 30, 2013

Allowance for loan losses:

Beginning balance	$1,040	$1,675	$1,301	$351	$4,367
Charge-offs	--	(299)	(337)	(15)	(651)
Recoveries	3	65	22	5	95
Provisions	--	400	204	(104)	500
Ending balance	$1,043	$1,841	$1,190	$238	$4,312

Loans receivable:

Ending balances:
Individually evaluated for impairment	$2,097	$11,839	$5,191	$1,572	$20,699
Allowance for loan losses	47	1,273	815	--	2,135
Collectively evaluated for impairment imprimpairment	$7,023	$62,544	$25,221	$7,812	$102,518
Allowance for loan losses	996	568	375	238	2,177
Ending balance	$9,120	$74,383	$30,412	$9,384	$123,217
Total allowance for loan losses	$1,043	$1,841	$1,190	$238	$4,312

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

December 31, 2012

Allowance for loan losses:

Beginning balance	$1,887	$1,920	$484	$258	$4,549
Charge-offs	(118)	(339)	(576)	(8)	(1,041)
Recoveries	52	94	5	4	155
Provisions	(781)	--	1,388	97	704
Ending Balance	$1,040	$1,675	$1,301	$351	$4,367

Loans receivable:

Ending balances:
Individually evaluated for impairment	$1,869	$16,661	$5,586	$1,731	$25,847
Allowance for loan losses	49	1,260	962	114	2,385
Collectively evaluated for impairment imprimpairment	$7,155	$58,549	$28,212	$8,033	$101,949
Allowance for loan losses	991	415	339	237	1,982
Ending balance	$9,024	$75,210	$33,798	$9,764	$127,796
Total allowance for loan losses	$1,040	$1,675	$1,301	$351	$4,367

Credit Quality Indicators
As of June 30, 2013 and December 31, 2012
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

Commercial Credit Exposure (1)
Credit Risk Profile by Creditworthiness Category

	Commercial non real estate		Commercial real estate
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Grade 1 Superior quality	$53	$58	$--	$--
Grade 2 Good quality	--	--	--	--
Grade 3 Satisfactory	215	209	6,565	7,238
Grade 4 Acceptable	3,379	4,148	25,928	24,844
Grade 5 Watch	2,631	2,433	27,316	23,762
Grade 6 Special mention	1,165	1,125	3,930	6,860
Grade 7 Substandard	1,582	957	9,394	11,256
Grade 8 Doubtful	95	94	1,250	1,250
Total	$9,120	$9,024	$74,383	$75,210

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

The Corporation uses an internal risk rating system to classify and monitor the credit quality of loans. Loan risk ratings are based on a graduated scale representing increasing likelihood of loss. Primary responsibility for the assignment of risk ratings of loans is with the individual loan officer assigned to each loan, subject to verification by the Credit Administration department. Risk ratings are also reviewed periodically by an independent third party loan review firm that reports directly to the Board of Directors.

Consumer Credit Exposure (1)
Credit Risk Profile by Internally Assigned Grade

	Residential		Consumer
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Grade:
Pass	$7,619	$7,905	$25,470	$27,976
Special mention	383	732	791	1,366
Substandard	1,382	1,127	4,151	4,456
Total	$9,384	$9,764	$30,412	$33,798

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Exposure (1)
Credit Risk Profile Based on Payment Activity

							Residential real estate
	Other		Consumer automobile		Home equity		1-4 family
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012

Performing	$13,843	$16,676	$784	$753	$12,605	$13,734	$8,156	$8,794
Nonperforming	2,733	2,287	7	19	440	329	1,228	970
Total	$16,576	$18,963	$791	$772	$13,045	$14,063	$9,384	$9,764

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Loans graded one through five are considered “pass” credits.  As of June 30, 2013, approximately 80% of the loan portfolio was considered pass credits.  For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of six are not considered classified; however they are categorized as a special mention or watch list credit. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2013, we had loans totaling $6.3 million rated as Special Mention.

Loans graded seven or greater are considered classified credits. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. The loan has well-defined weaknesses that jeopardize the liquidation value and has the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of Substandard but have additional factors that make collection or liquidation in full highly questionable and improbable. At June 30, 2013, classified loans totaled $17.9 million, with all but one loan being collateralized by real estate. This compares to classified loans of $19.1 million at December 31, 2012. Classified credits are evaluated for impairment on a quarterly basis.

The following are past due loans for the Corporation’s loans receivable for the periods ended June 30, 2013 and December 31, 2012 (in thousands).

			Greater
	30 -59 Days	60 - 89 Days	Than	Total Past		Total Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
June 30, 2013

Commercial:
Commercial non real estate	$75	$64	$854	$993	$8,127	$9,120
Commercial real estate	931	1,459	4,536	6,926	67,457	74,383
Consumer:
Consumer – other	635	322	1,161	2,118	14,458	16,576
Consumer – automobile	2	3	2	7	784	791
Consumer – home equity	148	--	163	311	12,734	13,045
Residential 1-4 family	156	162	278	596	8,788	9,384
Total	$1,947	$2,010	$6,994	$10,951	$112,348	$123,299

December 31, 2012

Commercial:
Commercial non real estate	$146	$110	$646	$902	$8,122	$9,024
Commercial real estate	2,525	482	6,047	9,054	66,156	75,210
Consumer:
Consumer – other	638	419	1,045	2,102	16,861	18,963
Consumer – automobile	11	5	3	19	753	772
Consumer – home equity	157	7	168	332	13,731	14,063
Residential 1-4 family	259	406	970	1,635	8,129	9,764
Total	$3,736	$1,429	$8,879	14,044	$113,752	$127,796

Troubled Debt Restructurings

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they were considered troubled debt restructurings (TDRs) under the amended guidance. The Corporation identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At June 30, 2013, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $3.9 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $238,000. The following are loan modifications for the Corporation’s loans receivable for the three and six month periods ended June 30, 2013.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
Troubled Debt Restructurings	of New	Recorded	Recorded	of New	Recorded	Recorded
Added during current period	Contracts	Investment	Investment	Contracts	Investment	Investment
	(in thousands)			(in thousands)
Commercial:
Commercial non real estate	-	$--	$--	--	$--	$--
Commercial real estate	2	326	326	2	326	326
Consumer:
Consumer – other	2	261	261	3	346	341
Residential 1-4 family	1	49	49	1	49	49
Total	5	$636	$636	6	$721	$716

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
		Post			Post
		Modification			Modification
	Number	Outstanding	Defaulted	Number	Outstanding	Defaulted
Troubled Debt Restructurings	of New	Recorded	Recorded	of New	Recorded	Recorded
Defaulted during the period	Contracts	Investment	Investment	Contracts	Investment	Investment
Added since last twelve months	(in thousands)

Commercial:
Commercial non real estate	--	$--	$--	--	$--	$--
Commercial real estate	--	--	--	--	--	--
Consumer:
Consumer – other	2	187	187	2	187	187
Total	2	$187	$187	2	$187	$187

During the six months ended June 30, 2013, the Corporation modified 6 loans that were considered to be troubled debt restructurings. We extended the terms for 6 of these loans and the interest rate was lowered for 2 of these loans. During the six months ended June 30, 2013, the Corporation had 2 loans default that had previously been restructured. A default occurs when a loan does not perform as agreed under the new terms to the point it becomes 90 days or more past due.

5. Contingencies and loan commitments

In the ordinary course of business, the Corporation enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at June 30, 2013 related to these items is summarized below:

Loan Commitments:	Contract Amount

Unused portions of loans and credit lines	$14,076,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Total loan commitments outstanding at June 30, 2013 consisted of fixed and adjustable rate loans at rates ranging from 4.5% to 6.5%.

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

The Corporation exercised its right on July 22, 2010 to defer the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods). Further, pursuant to a written agreement between the Corporation and the Federal Reserve, the Corporation cannot pay any dividends on its subordinated debentures without the prior written consent of the Federal Reserve Bank. This and any future deferred distributions will continue to accrue interest at a current rate of  LIBOR+1.74% for the $4.0 million of trust preferred securities issued in July 2006 and at a current rate of LIBOR+1.74% for the $8.0 million of trust preferred securities issued in December 2006. Distributions on the trust preferred securities are cumulative. Therefore, in accordance with generally accepted accounting principles, the Corporation will continue to accrue the monthly cost of the trust preferred securities as it has since issuance. Total interest deferred to date is $1.1 million.

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at June 30,
Name	2013	2012	Rate	Maturity	Distribution Payment Frequency
Provident Community Bancshares Capital Trust I	$4,000,000	$4,000,000	2.02%	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.02%	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets recorded at fair value on a recurring basis by level within the hierarchy as of June 30, 2013 and December 31, 2012 (in thousands).

		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
Government Sponsored Enterprises	$121,055	$121,055	$--	$--
Trust Preferred Securities	4,247	--	2,554	1,693
Total Investment Securities	125,302	121,055	2,554	1,693
Mortgage-Backed and Related Securities	55,106	--	55,106	--
Total	$180,408	$121,055	$57,660	$1,693

		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
Government Sponsored Enterprises	$123,679	$123,679	--	--
Trust Preferred Securities	4,335	--	2,788	1,547
Total Investment Securities	128,014	123,679	2,788	1,547
Mortgage-Backed and Related Securities	41,200	--	41,200	--
Total	$169,214	$123,679	$43,988	$1,547

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2013.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(in thousands)
Investment Securities
Available-for-Sale
Beginning balance at March 31, 2013	$1,820
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	(123)
Purchases, sales, issuances and settlements, net	(4)
Ending balance at June 30, 2013	$1,693

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(in thousands)
Investment Securities
Available-for-Sale
Beginning balance at December 31, 2012	$1,547
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	150
Purchases, sales, issuances and settlements, net	(4)
Ending balance at June 30, 2013	$1,693

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

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows: (in thousands)

	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Inputs	General Range Of Significant Unobservable Input Values
Impaired loans	$18,564	Appraised Value/ Discounted Cash Flows Market Value of Note	Appraisals and/or sales of comparable properties/ Independent quotes	0-25%
Other real estate owned	5,182	Appraised Value/ Comparable Sales/ Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/ Independent quotes	0-40%
Assets at fair value	$23,746

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows: (in thousands)

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	General Range Of Significant Unobservable Input Values
Impaired loans	$23,462	Appraised Value/ Discounted Cash Flows Market Value of Note	Appraisals and/or sales of comparable properties/ Independent quotes	0-25%
Other real estate owned	9,174	Appraised Value/ Comparable Sales/ Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/ Independent quotes	0-40%
Asets at fair value	$32,636

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2013
Financial Instruments - Assets
Loans	$120,088	$120,040	--	--	$120,040

Financial Instruments – Liabilities
Time deposits	$113,745	$114,166	$--	$114,166	$--
Securities sold under agreements
to repurchase	5,449	5,449	--	5,449	--
Subordinated debentures	12,372	12,372	--	12,372	--

December 31, 2012
Financial Instruments - Assets
Loans	$123,414	$123,553	--	--	$123,553

Financial Instruments – Liabilities
Time deposits	$117,167	$117,723	$--	$117,723	$--
Securities sold under agreements
to repurchase	6,280	6,280	--	6,280	--
Subordinated debentures	12,372	12,372	--	12,372	--

8. Preferred Stock

On March 13, 2009, as part of the Capital Purchase Program of the Troubled Asset Relief Program (“TARP”) United States Department of the Treasury’s Capital Purchase Program, the Corporation issued 9,266 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference (“TARP Preferred Stock”), and a warrant to purchase up to 178,880 shares of the Corporation’s common stock for a period of ten years at an exercise price of $7.77 per share, in exchange for $9.3 million in cash from the United States Department of the Treasury. The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant. As a result, $25,000 of the proceeds was allocated to the warrant, which increased additional paid-in-capital from common stock. The amount allocated to the warrant is considered a discount on the preferred stock and will be amortized using the level yield method over a five-year period through a charge to retained earnings.  Such amortization will not reduce net income, but will reduce income available for common shares.

The Corporation may redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends at any time with prior regulatory approval.

Under the terms of the TARP Preferred Stock, the Corporation is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year.  Dividend payments may be deferred, but the dividend is cumulative and failure to pay dividends for six dividend periods may trigger board appointment rights for the holder of the TARP Preferred Stock. The Corporation exercised its right on July 22, 2010 to defer its regular quarterly cash dividend on its TARP Preferred Stock. Total deferred dividends to date are $1.2 million. No action has been taken by the holder of the TARP Preferred Stock regarding board appointments.

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

Other-Than-Temporary Impairment

The evaluation and recognition of other-than-temporary impairment ("OTTI") on certain investments including our trust preferred securities and other corporate debt security holdings require significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.

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

Financial Condition

Assets

Assets decreased $5.9 million, or 1.7%, to $344.0 million at June 30, 2013 from $349.9 million at December 31, 2012. The decrease in assets was due primarily to the reduction in cash and cash equivalents, loans and other real estate owned, offset by an increase in securities. Net loans decreased $3.3 million from December 31, 2012 to June 30, 2013, due primarily to a significant reduction in loan demand as a result of economic conditions in South Carolina and more stringent underwriting standards. Investment securities at June 30, 2013 increased $11.2 million, or 6.6%, to $180.4 million from $169.2 million at December 31, 2012, primarily due to a increase in mortgage-backed securities, offset by a decrease in securities of government sponsored enterprises. Federal funds sold at June 30, 2013 decreased $11.8 million to $8.5 million from $20.3 million at December 31, 2012 as such funds were used to purchase mortgage-backed securities.

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at June 30, 2013 was 2.11% compared to 1.90% at December 31, 2012.

The carrying values of the investment securities at June 30, 2013 and December 31, 2012 and percentage of each category to total investments are as follows: (dollars in thousands)

	June 30, 2013		December 31, 2012
Available for sale:	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio

Investment Securities:
Government Sponsored Enterprises	$121,055	67.10%	$123,679	73.09%
Trust Preferred Securities	4,247	2.35	4,335	2.56
Total Investment Securities	125,302	69.45	128,014	75.65
Mortgage-Backed Securities	55,106	30.55	41,200	24.35
Total	$180,408	100.00%	$169,214	100.00%

The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All securities were classified as available for sale at June 30, 2013.

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

The amortized cost and fair value of investment securities are summarized as follows:

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of June 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
Government Sponsored Enterprises	$124,617	$77	$(3,639)	$121,055
Trust Preferred Securities	5,825	5	(1,583)	4,247
Total Investment Securities	130,442	82	(5,222)	125,302
Mortgage-Backed Securities:
Fannie Mae	28,336	37	(1,534)	26,839
Ginnie Mae	15,585	11	(246)	15,350
Freddie Mac	12,738	36	(141)	12,633
Collateralized Mortgage Obligations	294	--	(10)	284
Total Mortgage-Backed Securities	56,953	84	(1,931)	55,106
Total Available for Sale	$187,395	$166	$(7,153)	$180,408

	As of December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Investment Securities:
Government Sponsored Enterprises	$123,381	$324	$(26)	$123,679
Trust Preferred Securities	5,828	--	(1,493)	4,335
Total Investment Securities	129,209	324	(1,519)	128,014
Mortgage-Backed Securities:
Fannie Mae	11,950	72	(20)	12,002
Ginnie Mae	16,726	101	(72)	16,755
Freddie Mac	11,822	297	(--)	12,119
Collateralized Mortgage Obligations	317	7	(--)	324
Total Mortgage-Backed Securities	40,815	477	(92)	41,200
Total Available for Sale	$170,024	$801	$(1,611)	$169,214

The maturities of securities at June 30, 2013 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$4	$4
Due after one year through five years	3	3
Due after five years through ten years	41,817	39,926
Due after ten years	145,571	140,475
Total Investment and Mortgage-Backed Securities	$187,395	$180,408

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale

Government Sponsored Enterprises	$118,675	$3,639	$–	$–	$118,675	$3,639

Trust Preferred Securities	–	–	3,081	1,583	3,081	1,583

Mortgage-Backed
Securities	42,646	1,898	1,802	33	44,448	1,931
Total	$161,321	$5,537	$4,883	$1,616	$166,204	$7,153

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

Valuation of Securities – The first item reviewed is the fair market value of the security.  If the security is in an unrealized loss position, the Corporation proceeds to analyze the security for OTTI.  The pricing of securities is performed by a third party and is considered Level III pricing.

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

To determine impairment charges for the Corporation’s collateralized debt obligations (“CDO”), we performed discounted cash flow valuations through a static default model test. The default model used assumed a 3.6% rate, which is three times the historic default rates for all CDO’s, a 0% recovery on all banks in deferral of interest payments and a 0% prepayment rate. Cash flow valuations with a premium mark up of 300 basis points were also used to determine the fair market values of the Corporation’s collateralized debt obligations. All of the Corporation’s pooled trust preferred securities have the same terms, which is that the securities cannot be redeemed for five years and then can be called quarterly thereafter.  All of the securities are past the five-year no-call period. Valuation documentation for the cash flow analysis is provided by an independent third party.

Amounts in the following table are in thousands.

Security Name	Single/ Pooled	Class Tranche	Amortized Cost	Fair Value	Unrealized (Gain)Loss	Credit Portion	Other	YTD OTTI Total
Alesco II	Pooled	B-1	$1,161	$1,166	$(5)	$--	$--	$--
MM Com III	Pooled	B	511	417	94	--	--	--
PreTSL IV	Pooled	Mezz	152	110	42	--	--	--
Total			$1,824	$1,693	$131	$--	$--	$--

OTTI-Other Than Temporary Impairment

	Lowest Rating (1)	% of Current Performing	% Deferrals/ Defaults (2)	High	Low	Discount Margin (3)
Alesco II	C	84.89%	15.11%	1.20%	0.40%	4.65%
MM Com III	CC	70.00%	30.00%	1.20%	0.40%	5.05%
PreTSL IV	CCC	72.93%	27.07%	1.50%	0.75%	2.25%

Notes to table above:

(1)	Credit Ratings represent Moody’s and Fitch ratings (S&P does not rate this security).
(2)
The ratio represents the amount of specific deferrals/defaults that have occurred, plus those that are known or projected for the following quarters to the total amount of original collateral for a given security. Fewer deferrals/defaults produce a lower ratio.

(3)	Fair market value discount margin to LIBOR.

For the period ended June 30, 2013, the Corporation did not experience a credit-related other-than-temporary impairment on the pooled trust preferred securities portfolio but we have recorded a $1.5 million loss cumulatively since 2008 in this portfolio. All of these securities are in the Corporation’s available for sale portfolio. The previous impairment costs were charged to earnings in noninterest income as “Other-than-temporary-impairment write-down on securities”. The total securities impacted by credit-related other-than-temporary impairment have a current carrying value of $1.7 million and represent approximately 0.94% of available for sale securities. The Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities. The Corporation may conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

Loans

Net loans decreased to $120.1 million at June 30, 2013 compared to $123.4 million at December 31, 2012. The decrease was due to a significant reduction in loan demand as a result of economic conditions in South Carolina and more conservative underwriting standards. Consumer loans decreased $3.5 million, or 10.3% and commercial loans, primarily lines of credit, and commercial real estate loans decreased $731,000, or 0.9% for the period ended June 30, 2013.

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2013	December 31, 2012

Nonaccrual loans
Real estate	$1,228	$970
Commercial	7,795	9,569
Consumer	3,180	2,635
Total	12,203	13,174

Accruing troubled debt restructurings	676	4,187
Other real estate owned, net	5,182	9,174
Total nonperforming assets	$18,061	$26,535

Percentage of nonperforming loans to loans
receivable, net	10.72%	14.07%
Percentage of nonperforming assets to total assets	5.25%	7.58%
Allowance for loan losses to total
loans outstanding	3.54%	3.42%
Allowance for loan losses as a percent of
nonperforming loans	33.48%	25.15%
Allowance for loan losses	$4,312	$4,367

Nonperforming assets decreased $8.5 million to $18.1 million at June 30, 2013, or 5.3% of total assets, as compared to $26.5 million or 7.6% of total assets at December 31, 2012. These assets are primarily supported by commercial real estate and are currently being carried at management’s best estimate of net realizable value, although further losses may be incurred on loans until the collateral has been acquired and liquidated or other arrangements can be made.

Interest income that would have been recorded for the six months ended June 30, 2013 had nonaccruing loans been current in accordance with their original terms amounted to approximately $461,000.

Management has allocated specific reserves to its nonperforming assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for nonperforming loans are allocated to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of June 30, 2013. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process. At June 30, 2013, criticized and classified loans, which include all nonperforming loans, totaled $22.4 million, compared to $23.9 million at December 31, 2012. Impaired loans totaled $20.7 million at June 30, 2013 compared to $25.8 million at December 31, 2012. The allowance for loan losses was $4.3 million at June 30, 2013. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

OREO decreased $4.0 million to $5.2 million at June 30, 2013 from $9.2 million at December 31, 2012, primarily as a result of property sales. OREO is carried at the lower of carrying value or fair value. Fair value  is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying values of these assets are believed to be representative of their fair market value, although the ultimate proceeds from the sale of these assets may not be equal to or greater than the carrying values.

Other real estate owned is summarized as follows (in thousands):

	June 30,	December 31,
	2013	2012

Balance at beginning of period	$9,174	$8,398
Foreclosures added during the period	1,117	2,423
Bank assets transferred to OREO	--	1,356
Sales of foreclosed property	(4,359)	(2,190)
Provision charged as a write-down	(750)	(813)
Balance at the end of period	$5,182	$9,174

Liabilities

Total liabilities decreased $204,000 to $337.5 million at June 30, 2013 from $337.7 million at December 31, 2012. Deposits increased $132,000 to $277.6 million at June 30, 2013 from $277.5 million at December 31, 2012 with a $3.5 million increase in demand deposits partially offset by a $3.4 million decrease in time deposits due to the current low interest rate environment. Security agreements to repurchase decreased $831,000 to $5.4 million at June 30, 2013 from $6.3 million at December 31, 2012.

Deposit accounts were as follows (dollars in thousands):

	June 30, 2013			December 31, 2012
	Rate	Balance	%	Rate	Balance	%

Account Type
NOW accounts:
Commercial noninterest-bearing	--	$41,668	15.01%	--	$38,346	13.82%
Noncommercial	0.27%	58,974	21.24%	0.32%	63,433	22.86%
Money market checking accounts	0.19%	29,829	10.75%	0.27%	27,842	10.03%
Regular savings	0.28%	33,397	12.03%	0.33%	30,693	11.06%
Total demand and savings deposits	0.19%	163,868	59.03%	0.23%	160,314	57.77%
Time deposits:
Up to 1.00%		84,388	30.40%		81,649	29.43%
1.01%-2.00%		29,289	10.55%		35,322	12.73%
2.01%- 3.00%		68	0.02%		150	0.05%
3.01%- 4.00%		--	--%		46	0.02%
Total time deposits	0.59%	113,745	40.97%	0.63%	117,167	42.23%
Total deposit accounts	0.36%	$277,613	100.00%	0.40%	$277,481	100.00%

The maturities of the advances from the FHLB are as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate

Contractual Maturity:
After three but within five years – adjustable rate	24,000	4.10%	24,000	4.10%
Greater than five years - adjustable rate	13,500	3.52%	13,500	3.52%
Total advances	$37,500	3.89%	$37,500	3.89%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

Shareholders’ equity decreased $5.7 million, or 46.6%, to $6.5 million at June 30, 2013 from $12.2 million at December 31, 2012 primarily due to a $4.0 million increase in unrealized losses on securities available for sale along with a net operating loss of $1.7 million. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The Corporation considers the length of time and extent to which the fair market value of available for sale securities have been less than cost to conclude that such securities are not other-than-temporally impaired.

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

At June 30, 2013, the Corporation’s investment in marketable securities totaled $180.4 million, all of which was available for sale. In addition, the Corporation had $8.5 million in federal funds sold at June 30, 2013 compared to $20.3 million at December 31, 2012. Approximately $59.0 million and $62.7 million of debt securities at June 30, 2013 and December 31, 2012, respectively, were pledged by the Corporation as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $14.1 million at June 30, 2013. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to  mature in one year or less from June 30, 2013, totaled $84.7 million or 30.5% of total deposits. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At June 30, 2013, the Corporation had $37.5 million of FHLB borrowings and $5.4 million of securities sold under agreements to repurchase outstanding. At June 30, 2013, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $31.3 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares’ primary source of income is dividends received from the Bank. The dividends that may be paid by the Bank to the Corporation are subject to legal limitations and regulatory capital requirements. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) cannot exceed retained net income for that year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. Further, the Corporation cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock have been paid. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on December 21, 2010, that prohibit the Bank from paying cash dividends to the Corporation.  See “Consent Order and Written Agreement”. For the three and six month period ended June 30, 2013, no cash dividends were declared or paid by the Bank or the Corporation.

The Corporation is exercising its right to defer the regularly scheduled quarterly distribution on its $12.6 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”) issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. Total dividends deferred to date are $1.4 million.

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

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. So long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized under applicable regulations unless it achieves the higher thresholds required by the consent order. At June 30, 2013, the Bank did not meet the higher Tier 1 capital requirements required by the consent order and is evaluating alternatives to increase capital. The Bank’s capital category as of June 30, 2013 is determined solely for the purpose of applying the PCA restrictions and the Bank’s capital category as of June 30, 2013 may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

The following table presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

	Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order(1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$13,814	3.95%	$13,984	4.00%	$	n/a	n/a	%
Bank	23,163	6.63	13,970	4.00		27,940	8.00
Tier 1 capital ratio
Corporation	13,814	8.01	6,894	4.00		n/a	n/a
Bank	23,163	13.47	6,880	4.00		n/a	n/a
Total risk-based capital ratio
Corporation	24,305	14.10	13,789	8.00		n/a	n/a
Bank	25,340	14.73	13,760	8.00		20,640	12.00

(1) Minimum capital amounts and ratios presented for the Bank as of June 30, 2013 are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $1.7 million at June 30, 2013.

Consent Order and Written Agreement

Due to the Bank’s financial condition, the Office of the Comptroller of Currency (“OCC”) required that the Bank’s Board of Directors sign a formal enforcement action (“Consent Order”) with the OCC which conveys specific actions needed to address certain findings from their examination and to address the Bank’s current financial condition.  The Bank entered into a Consent Order with the OCC on December 21, 2010, which contained a list of requirements ranging from a capital directive, which required it to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which it is subject to limitations on the maximum interest rates it can pay on deposit accounts.

In addition, the Consent Order required the Bank to develop a three-year capital plan, which includes, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital. The Consent Order also required the Bank to develop a strategic plan covering at least a three-year period, which among other things, included a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific Bank personnel who are responsible and accountable for the plan, and a description of systems to monitor our progress. On March 19, 2011, the Bank’s Board submitted a written strategic plan and capital plan to the OCC covering a three-year period which included an action plan for increasing the Bank’s capital ratios to the minimums set forth in the Consent Order. The Consent Order also required the Bank to achieve and maintain total capital of at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets. The Bank has been working on efforts to achieve the Tier 1 capital levels imposed under the Consent Order.

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

•	Implemented and adhered to a program for the maintenance of an adequate allowance for loan and lease losses that is consistent with OCC requirements; and

•	Ensured that the Bank has competent management in place on a full-time basis to carry out the Board’s policies and operate the Bank in a safe and sound manner.

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

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $14.1 million at June 30, 2013. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the quarter ended June 30, 2013, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Results of operations for the three months ended June 30, 2013 and 2012

General

The Corporation recorded a net loss to common shareholders of $1.5 million for the three months ended June 30, 2013 as compared to net income to common shareholders of $24,000 for the same period in 2012. The loss in 2013 was primarily due to an increase in the provision for loan losses due to an increase in specific loan reserves and loan write-downs and an increase in noninterest expense, primarily due to increased OREO and loan operation expense. In addition, the gain on the sale of investments for the quarter ended June 30, 2013 was $24,000 compared to $286,000 for the previous year comparable quarter.

Average Yields and Rates
    (dollars in thousands)

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Loans (1)	$122,730	$1,526	4.97%	$145,523	$1,805	4.96%
Mortgage-backed securities	52,444	259	1.98%	64,359	337	2.09%
Investment securities	133,729	721	2.16%	109,120	646	2.37%
Deposits and fed funds sold	13,305	3	0.07%	18,872	5	0.10%
Total interest earning assets	322,208	2,509	3.11%	337,874	2,793	3.31%
Noninterest earning assets	28,326			33,916
Total assets	$350,534			$371,790
Interest bearing liabilities:
Deposits	$238,549	257	0.43%	$261,078	340	0.52%
Floating rate junior subordinated deferrable interest debentures	12,372	63	2.05%	12,372	70	2.26%
FHLB advances and other borrowings	42,555	370	3.48%	60,537	569	3.76%
Total interest bearing liabilities	293,476	690	0.94%	333,987	979	1.17%
Noninterest bearing sources:
Noninterest bearing deposits	41,422			22,084
Noninterest bearing liabilities	4,502			3,916
Total liabilities	339,400			359,987
Shareholders’ equity	11,134			11,803
Total liabilities and shareholders’ equity	$350,534			$371,790
Net interest income		$1,819			$1,814
Interest rate spread (2)			2.17%			2.14%
Impact of noninterest bearing (3) deposits			0.06%			0.08%
Net interest margin (4)			2.23%			2.22%

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

Interest Income

Interest income decreased $284,000, or 10.2%, to $2.5 million for the three months ended June 30, 2013 as compared to the same period in 2012. Interest income on loans decreased by 15.5%, or $279,000, to $1.5 million for the three months ended June 30, 2013 from $1.8 million for the three months ended June 30, 2012, due primarily to lower average balances due to lower demand. Interest on mortgage-backed securities decreased $78,000, or 23.1%, primarily due to lower interest rates and lower average balances. Interest on investment securities increased $75,000 or 11.6%, for the three months ended June 30, 2013 compared to the same period in 2012 due primarily to higher average balances offset by lower interest rates.

Interest Expense

Interest expense decreased $289,000, or 29.5%, to $690,000 for the three months ended June 30, 2013 as compared to $979,000 for the three months ended June 30, 2012. Interest expense on deposit accounts decreased $83,000, or 24.4%, to $257,000 for the three months ended June 30, 2013 from $340,000 during the same period in 2012 due primarily to lower average balances, as a result of reductions in funding needs, and lower average costs due to lower market interest rates and an increase in core deposits. Interest expense on borrowings (including subordinated debentures) decreased $206,000, to $433,000 for the three months ended June 30, 2013 from $639,000 during the same period in 2012 due primarily to lower average balances as a result of the pay-down of $22 million in FHLB advances and lower market interest rates.

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

Our allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, we monitor overall portfolio quality through observable trends in delinquency, charge-offs, and general and economic conditions in the market area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators which may require that we increase the allowance for loan losses. Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2013 to meet presently known and inherent risks in the loan portfolio.

During the three months ended June 30, 2013, the provision for loan losses was $500,000 compared to a provision of $195,000 for the same period in the previous year. The increase was due primarily to an increase in loan charge-offs and an increase in specific loan reserves. Specific reserves for nonperforming loans at June 30, 2013 were $2.1 million compared to $692,000 for nonperforming loans at June 30, 2012. The increase in specific reserves was primarily due to additional allocations of $2.0 million to cover TDR concessions. Nonperforming loans decreased $5.0 million from $17.2 million at June 30, 2012 to $12.2 million at June 30, 2013.

Loan charge-offs and recoveries consisted of the following for the three months ended June 30, 2013 and 2012.
(In thousands)

	Commercial	Consumer	Residential	Total
June 30, 2013

Charge-offs	$272	$298	$16	$586
Recoveries	(32)	(21)	(5)	(58)
Net Charge-offs	$240	$277	$11	$528

	Commercial	Consumer	Residential	Total
June 30, 2012

Charge-offs	$256	$188	$6	$450
Recoveries	(4)	(2)	(1)	(7)
Net Charge-offs	$252	$186	$5	$443

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

Non Interest Income

Total noninterest income decreased $263,000, or 27.9%, to $681,000 for the three months ended June 30, 2013 from $944,000 for the same period in the previous year. The decrease was due primarily to gains on the sale of investments for the current year of $24,000 compared to a gain of $286,000 for the same period in the previous year.

Non Interest Expense

For the three months ended June 30, 2013, total noninterest expense increased $883,000, or 36.7%, to $3.3 million. Compensation and employee benefits increased $158,000, or 15.2%, due primarily to staffing additions for the start up of a new residential mortgage loan department. Deposit insurance premiums expense decreased $18,000, or 8.5%, to $193,000 for the three months ended June 30, 2013 from $211,000 for the same period in 2012, due to a reduction in the deposit base for FDIC premium cost assessments. OREO and loan operations expense increased $776,000, to $711,000 for the three months ended June 30, 2013 from net recoveries of $65,000 for the same period in 2012, due primarily to an increase in write-downs and operating expenses for foreclosed loans. Items processing expense decreased $5,000, or 7.3%, to $64,000 for the three months ended June 30, 2013 from $69,000 for the same period in 2012, due primarily to a reduction in the number of accounts processed. Other expense increased $14,000, or 6.3%, to $237,000 for the three months ended June 30, 2013 from $223,000 for the same period in 2012, due primarily to increases in loan expense due to loan appraisals required for impaired loans.

Income taxes

Expense for income taxes for the three months ended June 30, 2013 was $42,000 as compared to $12,000 for the same period in 2012. The current period expense is due to amortization of tax credits to the fair market value.

Results of operations for the six months ended June 30, 2013 and 2012

General

The Corporation recorded a net loss to common shareholders of $1.9 million for the six months ended June 30, 2013 as compared to a net loss to common shareholders of $178,000 for the same period in 2012. The increase in loss in 2013 was primarily due to a reduction in net interest income due primarily to lower loan balances due to economic conditions and higher underwriting standards, and an increase in noninterest expense, offset by the reduction of the provision for loan losses for the period ended June 30, 2013, due to a net reduction in loans of $3.3 million. In addition, the gain on the sale of investments was $24,000 for the period ended June 30, 2013 compared to $525,000 for the previous year comparable period.

Average Yields and Rates
    (dollars in thousands)

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$124,247	$3,042	4.90%	$150,284	$3,781	5.03%
Mortgage-backed securities	48,651	462	1.90%	66,893	766	2.29%
Investment securities	130,617	1,375	2.11%	101,726	1,244	2.45%
Deposits and fed funds sold	19,179	7	0.07%	20,867	8	0.07%
Total interest-earning assets	322,694	4,886	3.03%	339,770	5,799	3.41%
Non-interest-earning assets	28,246			34,280
Total assets	$350,940			$374,050
Interest-bearing liabilities:
Deposits	$239,898	535	0.45%	$262,195	718	0.55%
Floating rate junior subordinated deferrable interest debentures	12,372	127	2.04%	12,372	141	2.27%
FHLB advances and other borrowings	42,543	735	3.46%	61,997	1,175	3.79%
Total interest-bearing liabilities	294,813	1,397	0.95%	336,564	2,034	1.21%
Non-interest-bearing sources:
Non-interest-bearing deposits	40,208			21,488
Non-interest-bearing liabilities	4,290			3,842
Total liabilities	339,311			361,894
Shareholders’ equity	11,629			12,156
Total liabilities and shareholders’ equity	$350,940			$374,050
Net interest income		$3,489			$3,765
Interest rate spread (2)			2.08%			2.20%
Impact of non-interest-bearing (3) deposits			0.07			0.08
Net interest margin (4)			2.15%			2.28%

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

Interest Income

Interest income decreased $913,000, or 15.7%, to $4.9 million for the six months ended June 30, 2013 as compared to the same period in 2012. Interest income on loans decreased by 19.6%, or $739,000, to $3.0 million for the six months ended June 30, 2013 from $3.8 million for the six months ended June 30, 2012, due primarily to lower average balance of loans as a result of a decrease in demand. Interest on mortgage-backed securities decreased $304,000, or 39.7%, primarily due to lower interest rates and lower average balances. Interest on investment securities increased $131,000 or 10.5%, for the six months ended June 30, 2013 compared to the same period in 2012 due primarily to higher average balances offset by lower investment yields due to declining market interest rates.

Interest Expense

Interest expense decreased $637,000, or 31.3%, to $1.4 million for the six months ended June 30, 2013 as compared to $2.0 million for the six months ended June 30, 2012. Interest expense on deposit accounts decreased $183,000, or 25.5%, to $535,000 for the six months ended June 30, 2013 from $718,000 during the same period in 2012 due primarily to lower market interest rates and lower average balances as a result of lower funding needs. Interest expense on borrowings (including subordinated debentures) decreased $454,000, or 34.5%, to $862,000 for the six months ended June 30, 2013 as compared to the same period in the previous year due to lower average balances and lower market interest rates.

Provision for Loan Losses

During the six months ended June 30, 2013, the provision for loan losses was $500,000 compared to $630,000 for the same period in the previous year. The decrease in provision in 2013 was a result of a decrease in nonperforming assets of $17.5 million to $18.1 million at June 30, 2013, or 5.3% of total assets, as compared to $35.5 million or 9.6% of total assets at June 30, 2012. During the six months ended June 30, 2013, bad debt charge-offs, net of recoveries, were $556,000 as compared to $603,000 for the same period in the previous year. Offsetting these decreases was an increase in specific reserves on nonperforming loans to $2.1 million for the six months ended June 30, 2013 compared to $692,000 for the same period in the previous year. The increase in specific reserves was primarily due to additional allocations of $2.0 million to cover TDR concessions. The Corporation’s loan loss allowance at June 30, 2013 was approximately 3.5% of the Corporation’s outstanding loan portfolio compared to 3.2% of the Corporation’s outstanding loan portfolio at June 30, 2012.

Non-Interest Income

Total non-interest income decreased $482,000, or 26.8%, to $1.3 million for the six months ended June 30, 2013 from $1.8 million for the same period in the previous year due primarily to lower gain on sale of investment securities. Gain on sale of investments was $24,000 from security sales of $1.7 million for the six months ended June 30, 2013 compared to $525,000 from security sales of $23.9 million for the same period in the previous year. Fees from financial services increased $20,000, or 1.6%, to $1.3 million for the six months ended June 30, 2013 due to higher account charges on deposit accounts.

Non-Interest Expense

For the six months ended June 30, 2013, total non-interest expense increased $1.0 million, or 21.3%, to $5.9 million from $4.9 million for the same period in 2012. Compensation and employee benefits increased $163,000, or 7.7%, due primarily to staffing additions for the start up of a new residential mortgage loan department. Professional services expense decreased $20,000, or 5.6%, to $335,000 for the six months ended June 30, 2013 from $355,000 for the same period in 2012 due primarily to lower legal expense. OREO and loan operations expense increased $812,000, to $888,000 for the six months ended June 30, 2013 from $76,000 for the same period in 2012, due primarily to higher costs associated with loan foreclosures and write-downs required to adjust other real estate owned to fair market value. Items processing expense decreased $10,000, or 7.3%, to $127,000 for the six months ended June 30, 2013 from $137,000 for the same period in 2012, due primarily to lower NOW account balances due to rate reductions. Other expense increased $94,000, or 24.6%, to $476,000 for the six months ended June 30, 2013 from $382,000 for the same period in 2012, due primarily to a higher loan expense as a result of new appraisals for impaired loans.

Income taxes

Expense for income taxes for the six months ended June 30, 2013 was $85,000 as compared to $12,000 for the same period in 2012. The current period expense is due to amortization of tax credits to the fair market value.

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

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. However, under the written agreement between the Corporation and the Federal Reserve Bank, the Corporation cannot repurchase its shares without the prior written consent of the Federal Reserve Bank. The Corporation did not repurchase any shares during the three months ended June 30, 2013 and 36,034 shares remain under the previously authorized plans.

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

The following materials from Provident Community Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) related notes.

*Furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date: August 14, 2013	By:	/s/ Dwight V. Neese
Dwight V. Neese, President and
Chief Executive Officer

Date: August 14, 2013	By:	/s/ Richard H. Flake
Richard H. Flake, Executive Vice President
and Chief Financial Officer