Form 10-Q
period 2013-09-30
PROVIDENT COMMUNITY BANCSHARES, INC.
filed 2013-11-14
CIK 926164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
Yes           No X

The Corporation had 1,790,599 shares, $0.01 par value, of common stock issued and outstanding as of November 8, 2013.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Part 1. Financial Information
PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and December 31, 2012

	September 30,	December 31,
ASSETS	2013	2012
	(Unaudited)	(Audited)
	(DOLLARS IN THOUSANDS)
Cash and due from banks	$4,810	$6,230
Interest earning balances with the Federal Reserve	1,920	2,531
Federal funds sold	5,633	20,298
Cash and cash equivalents	12,363	29,059

Investment and mortgage-backed securities-available for sale	176,714	169,214

Loans, net of unearned fees	121,326	127,781
Allowance for loan losses (ALL)	(3,915)	(4,367)
Loans, net of ALL	117,411	123,414

Other real estate owned (OREO)	4,891	9,174
Office properties and equipment, net	3,285	3,180
Federal Home Loan Bank stock, at cost	2,107	2,253
Federal Reserve Bank stock, at cost	736	771
Accrued interest receivable	1,097	1,248
Cash surrender value of life insurance	8,397	8,210
Other assets	5,632	3,419
TOTAL ASSETS	$332,633	$349,942

LIABILITIES

Demand and savings deposits	$163,251	$160,314
Time deposits	106,806	117,167
Total deposits	270,057	277,481
Advances from the Federal Home Loan Bank	37,500	37,500
Securities sold under agreements to repurchase	5,119	6,280
Floating rate junior subordinated deferrable interest debentures	12,372	12,372
Accrued interest payable	1,327	1,148
Other liabilities	3,238	2,953
TOTAL LIABILITIES	329,613	337,734

Commitments and contingencies-Note 5

SHAREHOLDERS' EQUITY

Serial preferred stock - $0.01 par value
authorized - 500, 000 shares
issued and outstanding - 9,266 shares
at September 30, 2013 and December 31, 2012	9,264	9,260
Common stock - $0.01 par value,
authorized - 5,000,000 shares,
issued-2,192,958 and outstanding-1,790,599 shares at September 30, 2013
and December 31, 2012, respectively	20	20
Common stock warrant	25	25
Additional paid-in capital	12,919	12,919
Accumulated other comprehensive loss	(6,750)	(527)
Retained deficit, substantially restricted	(6,158)	(3,189)
Treasury stock, at cost	(6,300)	(6,300)
TOTAL SHAREHOLDERS' EQUITY	3,020	12,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$332,633	$349,942

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE)		(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Interest Income:
Loans	$1,526	$1,775	$4,568	$5,556
Deposits and federal funds sold	1	5	8	13
Interest on mortgage-backed securities	269	348	731	1,115
Interest and dividends on investment securities	784	592	2,159	1,835
Total interest income	2,580	2,720	7,466	8,519

Interest Expense:
Deposit accounts	235	312	770	1,030
Floating rate junior subordinated deferrable interest debentures	63	69	190	210
Advances from the FHLB and other borrowings	314	448	1,050	1,622
Total interest expense	612	829	2,010	2,862

Net Interest Income	1,968	1,891	5,456	5,657
Provision for loan losses	--	--	500	630
Net interest income after
provision for loan losses	1,968	1,891	4,956	5,027

Non-Interest Income:
Fees for financial services	676	722	1,961	1,986
Other fees, net	83	4	92	14
Net gain on sale of investments	--	584	24	1,108
Total non-interest income	759	1,310	2,077	3,108

Non-Interest Expense:
Compensation and employee benefits	1,293	1,028	3,582	3,154
Occupancy and equipment	660	654	1,951	1,934
Deposit insurance premiums	193	217	578	611
Professional services	170	164	505	519
Advertising and public relations	5	5	22	29
OREO and loan operations	121	539	1,008	614
Items processing	69	65	196	202
Telephone	49	44	139	133
Other	329	223	805	605
Total non-interest expense	2,889	2,939	8,786	7,801

Net (loss) income before income taxes	(162)	262	(1,753)	334
Expense for income taxes	1,127	154	1,212	167
Net (loss) income	(1,289)	108	(2,965)	167
Accretion of preferred stock to redemption value and preferred dividends accrued	118	120	355	356
Net loss to common shareholders	$(1,407)	$(12)	$(3,320)	$(189)

Net loss per common share (basic)	$(0.79)	$(0.01)	$(1.85)	$(0.11)

Net loss per common share (diluted)	$(0.79)	$(0.01)	$(1.85)	$(0.11)

Weighted average number of common shares outstanding

Basic	1,790,599	1,790,599	1,790,599	1,790,599

Diluted	1,790,599	1,790,599	1,790,599	1,790,599

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(DOLLARS IN THOUSANDS)		(DOLLARS IN THOUSANDS)

Net (loss) income	$(1,289)	$108	$(2,965)	$167
Unrealized gain (loss) from'available for sale securities:
Amounts reclassified from accumulated other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period, pretax	(3,445)	842	(9,598)	1,548
Tax expense (benefit)	1,236	(311)	3,390	(574)
Reclassification adjustment for realized gain (loss) in net income (loss)	--	(584)	(24)	(1,108)
Tax expense (benefit)	--	222	9	421
Other comprehensive income (loss)	(2,209)	169	(6,223)	287
Comprehensive (loss) income	$(3,498)	$277	$(9,188)	$454

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2013 and 2012 (Unaudited)

							Retained	Accumulated
						Additional	Earnings,	Other		Total
	Preferred Stock		Common Stock			Paid-in	Substantially	Comprehensive	Treasury Stock	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Restricted	Loss	at Cost	Equity
	(Dollars in Thousands, Except Share Data)
BALANCE AT DECEMBER 31, 2011	9,266	$9,255	1,790,599	$20	$25	$12,919	$(3,062)	$(387)	$(6,300)	$12,470

Net income							167			167

Comprehensive income								287		287

Accretion of Preferred Stock to redemption value		3					(3)			--

BALANCE AT SEPTEMBER 30, 2012	9,266	$9,258	1,790,599	$20	$25	$12,919	$(2,898)	$(100)	$(6,300)	$12,924

BALANCE AT DECEMBER 31, 2012	9,266	$9,260	1,790,599	$20	$25	$12,919	$(3,189)	$(527)	$(6,300)	$12,208

Net loss							(2,965)			(2,965)

Comprehensive loss								(6,223)		(6,223)

Accretion of Preferred Stock to redemption value		4					(4)			--

BALANCE AT SEPTEMBER 30, 2013	9,266	$9,264	1,790,599	$20	$25	$12,919	$(6,158)	$(6,750)	$(6,300)	$3,020

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013 and 2012 (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2013	2012
	(IN THOUSANDS)

OPERATING ACTIVITIES:

Net (loss) income	$(2,965)	$167
Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:
Provision for loan losses	500	630
Amortization of securities	761	1,215
Depreciation expense	244	269
Recognition of deferred income, net of costs	(70)	(209)
Deferral of fee income, net of costs	109	200
Gain on investment transactions	(24)	(1,108)
Loss (gain) on OREO sales	242	(77)
OREO impairment	750	650
Bank property transferred to OREO	--	1,356
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	151	215
Increase in cash surrender value of life insurance	(187)	(215)
(Increase) decrease in other assets	(2,213)	554
Increase in other liabilities	285	334
Increase in accrued interest payable	179	52

Net cash (used) provided by operating activities	(2,238)	4,033

INVESTING ACTIVITIES:

Purchase of AFS securities	(93,004)	(166,011)
Proceeds from sales of AFS securities	1,774	38,954
Maturities of AFS securities	66,550	114,199
Principal repayment on mortgage-backed securities AFS	10,220	11,438
Net decrease in loans	5,464	21,485
Redemption of FHLB/FRB stock	181	1,050
Proceeds from sales of OREO, net of costs and improvements	3,291	1,627
Purchase of office properties and equipment	(349)	(80)

Net cash (used) provided by investing activities	(5,873)	22,662

FINANCING ACTIVITIES:

Decrease in other borrowings	(1,161)	(21,211)
Decrease in deposit accounts	(7,424)	(1,826)

Net cash used by financing activities	(8,585)	(23,037)

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(16,696)	3,658

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	29,059	23,893

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$12,363	$27,551

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Income taxes	$--	$--
Interest	1,830	2,810

Non-cash transactions:
Loans foreclosed	$1,117	$3,422
Unrealized gain (loss) on securities available for sale, net of income tax	(6,246)	974

See notes to consolidated financial statements.

PROVIDENT COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Provident Community Bancshares, Inc. (the “Corporation”) and Provident Community Bank, N.A. (the “Bank”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire calendar year or for any other period. This quarterly report should be read in conjunction with the Corporation’s annual report on Form 10-K for the year ended December 31, 2012. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year classifications.

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

On July 18, 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position.  Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met.  The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The amendments will be effective for the Corporation for reporting periods beginning after December 15, 2013. The Corporation does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

 2. Income (Loss) Per Common Share

Basic income (loss) per common share amounts for the three and nine months ended September 30, 2013 and 2012 were computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts for the dilutive effect of outstanding common stock options and warrants during the periods utilizing the treasury stock method. There were no common stock equivalents included in the diluted loss per share calculation for the three and nine months ended September 30, 2013 and 2012 as all outstanding options and warrants had a higher average exercise price than the average market price and were therefore anti-dilutive. Anti-dilutive common stock equivalents that were excluded in the diluted loss per common share calculation for the three and nine months ended September 30, 2013 and 2012 were 235,380.

3. Assets Pledged

 Approximately $58.6 million and $62.7 million of debt securities at September 30, 2013 and December 31, 2012, respectively, were pledged by the Bank as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements. The Bank pledges as collateral for Federal Home Loan Bank (the “FHLB”) advances commercial and residential real estate mortgage loans under a collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 75% of the unpaid principal balances, 100% of total advances. As part of the total assets pledged, the Bank will also pledge securities to cover additional advances from the FHLB that exceed the qualifying mortgages balance along with security repurchase lines with various brokerage houses.

4. Loans, net

Loans receivable consisted of the following (dollars in thousands):

	September 30,	December 31,
	2013	2013
Mortgage loans:
Fixed-rate residential	$5,456	$6,329
Adjustable-rate residential	3,176	3,376
Commercial real estate	72,185	75,210
Construction	566	59
Total mortgage loans	81,383	84,974
Commercial non real estate	10,388	9,024
Consumer loans:
Home equity	12,896	14,063
Consumer and installment	16,404	19,468
Consumer lines of credit	263	267
Total consumer loans	29,563	33,798
Total loans	121,334	127,796
Adjustments:
Unamortized loan discount	(163)	(181)
Allowance for loan losses	(3,915)	(4,367)
Net deferred loan origination costs	155	166
Total, net	$117,411	$123,414
Weighted-average interest rate of loans	4.94%	5.15%

Information about impaired loans for the periods ended September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30,	December 31,
	2013	2012

Loans receivable for which there is a related allowance for credit losses determined in accordance with ASC 310-10/Statement No. 114	$5,428	$5,339
Other impaired loans	12,988	20,508
Total impaired loans	$18,416	$25,847
Average monthly balance of impaired loans	$19,630	$29,171
Specific allowance for credit losses	$2,071	$2,385

Impaired Loans
For the Periods Ended September 30, 2013 and December 31, 2012
(in thousands)

September 30, 2013	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment

With no related allowance recorded:

Commercial
Commercial real estate	$6,983	$5,852	$--	$6,418
Commercial non real estate	2,333	1,938	--	2,135

Consumer
Consumer – other	4,366	3,152	--	3,759
Consumer - home equity	573	546	--	560

Residential real estate
1-4 Family	1,707	1,500	--	1,604

With a related allowance recorded:

Commercial
Commercial real estate	$6,484	$3,766	$1,278	$5,125
Commercial non real estate	94	77	38	85

Consumer
Consumer – other	1,667	1,585	755	1,626

Residential real estate
1-4 Family	--	--	--	--

Total:	$24,207	$18,416	$2,071	$21,312
Commercial	15,894	11,633	1,316	13,763
Consumer	6,606	5,283	755	5,945
Residential	1,707	1,500	--	1,604

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment

With no related allowance recorded:

Commercial
Commercial real estate	$14,778	$13,273	$--	$14,025
Commercial non real estate	2,004	1,680	--	1,842

Consumer
Consumer - other	4,611	3,696	--	4,154
Consumer - home equity	566	536	--	551

Residential real estate
1-4 Family	1,448	1,323	--	1,385

With a related allowance recorded:

Commercial
Commercial real estate	$5,622	$3,388	$1,260	$4,505
Commercial non real estate	206	189	49	198

Consumer
Consumer – other	1,363	1,354	962	1,358

Residential real estate
1-4 Family	416	408	114	412

Total:	$31,014	$25,847	$2,385	$28,430
Commercial	22,610	18,530	1,309	20,570
Consumer	6,540	5,586	962	6,063
Residential	1,864	1,731	114	1,797

Loans Receivable on Nonaccrual Status
As of September 30, 2013 and December 31, 2012
(in thousands)

	September 30,	December 31,
	2013	2012
Commercial
Commercial real estate	$6,649	$8,734
Commercial non real estate	820	835

Consumer
Consumer – other	2,023	2,287
Consumer – automobile	--	19
Consumer – home equity	314	329

Residential real estate
1-4 family	1,226	970
Total	$11,032	$13,174

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

September 30, 2013

Allowance for loan losses:

Beginning balance	$1,040	$1,675	$1,301	$351	$4,367
Charge-offs	(28)	(477)	(581)	(15)	(1,101)
Recoveries	17	79	45	8	149
Provisions	--	314	326	(140)	500
Ending balance	$1,029	$1,591	$1,091	$204	$3,915

Loans receivable:

Ending balances:
Individually evaluated for impairment	$2,015	$9,618	$5,283	$1,500	$18,416
Allowance for loan losses	38	1,278	755	--	2,071
Collectively evaluated for impairment imprimpairment	$8,373	$62,567	$24,280	$7,698	$102,918
Allowance for loan losses	991	313	336	204	1,844
Ending balance	$10,388	$72,185	$29,563	$9,198	$121,334
Total allowance for loan losses	$1,029	$1,591	$1,091	$204	$3,915

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

December 31, 2012

Allowance for loan losses:

Beginning balance	$1,887	$1,920	$484	$258	$4,549
Charge-offs	(118)	(339)	(576)	(8)	(1,041)
Recoveries	52	94	5	4	155
Provisions	(781)	--	1,388	97	704
Ending Balance	$1,040	$1,675	$1,301	$351	$4,367

Loans receivable:

Ending balances:
Individually evaluated for impairment	$1,869	$16,661	$5,586	$1,731	$25,847
Allowance for loan losses	49	1,260	962	114	2,385
Collectively evaluated for impairment imprimpairment	$7,155	$58,549	$28,212	$8,033	$101,949
Allowance for loan losses	991	415	339	237	1,982
Ending balance	$9,024	$75,210	$33,798	$9,764	$127,796
Total allowance for loan losses	$1,040	$1,675	$1,301	$351	$4,367

Credit Quality Indicators
As of September 30, 2013 and December 31, 2012
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

Commercial Credit Exposure (1)
Credit Risk Profile by Creditworthiness Category

	Commercial non real		Commercial real
	estate		estate
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Grade 1 Superior quality	$50	$58	$--	$--
Grade 2 Good quality	--	--	--	--
Grade 3 Satisfactory	138	209	5,742	7,238
Grade 4 Acceptable	4,392	4,148	24,001	24,844
Grade 5 Watch	3,477	2,433	28,944	23,762
Grade 6 Special mention	731	1,125	3,741	6,860
Grade 7 Substandard	1,523	957	8,526	11,256
Grade 8 Doubtful	77	94	1,231	1,250
Total	$10,388	$9,024	$72,185	$75,210

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

Consumer Credit Exposure (1)
Credit Risk Profile by Internally Assigned Grade

	Residential		Consumer
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Grade:
Pass	$7,474	$7,905	$24,484	$27,976
Special mention	363	732	920	1,366
Substandard	1,361	1,127	4,159	4,456
Total	$9,198	$9,764	$29,563	$33,798

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Exposure (1)
Credit Risk Profile Based on Payment Activity

							Residential real estate
	Other		Consumer automobile		Home equity		1-4 family
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012

Performing	$13,893	$16,676	$751	$753	$12,582	$13,734	$7,972	$8,794
Nonperforming	2,023	2,287	--	19	314	329	1,226	970
Total	$15,916	$18,963	$751	$772	$12,896	$14,063	$9,198	$9,764

(1) Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Loans graded one through five are considered “pass” credits.  As of September 30, 2013, approximately 81% of the loan portfolio was considered pass credits.  For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of six are not considered classified; however they are categorized as a special mention or watch list credit. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2013, we had loans totaling $5.7 million rated as Special Mention compared to $10.1 million for December 31, 2012.

Loans graded seven or greater are considered classified credits. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. The loan has well-defined weaknesses that jeopardize the liquidation value and has the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of Substandard but have additional factors that make collection or liquidation in full highly questionable and improbable. At September 30, 2013, classified loans totaled $16.9 million, with all but one loan being collateralized by real estate. This compares to classified loans of $19.1 million at December 31, 2012. Classified credits are evaluated for impairment on a quarterly basis.

The following are past due loans for the Corporation’s loans receivable for the periods ended September 30, 2013 and December 31, 2012 (in thousands).

			Greater
	30 - 59 Days	60 - 89 Days	Than	Total Past		Total Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable

September 30, 2013

Commercial:
Commercial non real estate	$48	$48	$737	$833	$9,555	$10,388
Commercial real estate	2,538	1,577	4,126	8,241	63,944	72,185
Consumer:
Consumer – other	229	181	1,026	1,436	14,480	15,916
Consumer – automobile	--	--	--	--	751	751
Consumer – home equity	115	107	162	384	12,512	12,896
Residential 1-4 family	159	250	500	909	8,289	9,198
Total	$3,089	$2,163	$6,551	$11,803	$109,531	$121,334

December 31, 2012

Commercial:
Commercial non real estate	$146	$110	$646	$902	$8,122	$9,024
Commercial real estate	2,525	482	6,047	9,054	66,156	75,210
Consumer:
Consumer – other	638	419	1,045	2,102	16,861	18,963
Consumer – automobile	11	5	3	19	753	772
Consumer – home equity	157	7	168	332	13,731	14,063
Residential 1-4 family	259	406	970	1,635	8,129	9,764
Total	$3,736	$1,429	$8,879	$14,044	$113,752	$127,796

Troubled Debt Restructurings

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they were considered troubled debt restructurings (TDRs) under the amended guidance. The Corporation identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Corporation identified them as impaired under the guidance. The amendments require prospective application of the impairment measurement guidance for those loans newly identified as impaired. At September 30, 2013, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired was $5.8 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $698,000. The following are loan modifications for the Corporation’s loans receivable for the three and nine month periods ended September 30, 2013.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
Troubled Debt Restructuring	of New	Recorded	Recorded	of New	Recorded	Recorded
Added during current period	Contracts	Investment	Investment	Contracts	Investment	Investment
		(in thousands)			(in thousands)
Commercial:
Commercial non real estate	--	$--	$--	--	$--	$--
Commercial real estate	--	--	--	2	326	326
Consumer:
Consumer – other	6	655	648	9	1,001	988
Residential 1-4 family	2	133	133	3	182	182
Total	8	$788	$781	14	$1,509	$1,496

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Post			Post
		Modification			Modification
	Number	Outstanding	Defaulted	Number	Outstanding	Defaulted
Troubled Debt Restructurings	of New	Recorded	Recorded	of New	Recorded	Recorded
Defaulted during the period	Contracts	Investment	Investment	Contracts	Investment	Investment
Added since last twelve months		(in thousands)

Commercial:
Commercial non real estate	--	$--	$--	--	$--	$--
Commercial real estate	--	--	--	--	--	--
Consumer:
Consumer – other	2	97	82	4	284	215
Total	2	$97	$82	4	$284	$215

During the nine months ended September 30, 2013, the Corporation modified 14 loans that were considered to be troubled debt restructurings. We extended the terms for 13 of these loans and the interest rate was lowered for 9 of these loans. During the nine months ended September 30, 2013, the Corporation had 4 loans default that had previously been restructured. A default occurs when a loan does not perform as agreed under the new terms to the point it becomes 90 days or more past due.

5. Contingencies and loan commitments

In the ordinary course of business, the Corporation enters into financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments expose the Bank to credit risk in excess of the amount recognized on the balance sheet.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at September 30, 2013 related to these items is summarized below:

Loan Commitments:	Contract Amount

Unused portions of loans and credit lines	$13,631,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counter party. Collateral held is primarily residential and commercial property. Total loan commitments outstanding at September 30, 2013 consisted of fixed and adjustable rate loans at rates ranging from 4.5% to 6.5%.

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

The Corporation exercised its right on July 22, 2010 to defer the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods). Further, pursuant to a written agreement between the Corporation and the Federal Reserve, the Corporation cannot pay any dividends on its subordinated debentures without the prior written consent of the Federal Reserve Bank. This and any future deferred distributions will continue to accrue interest at a current rate of  LIBOR+1.74% for the $4.0 million of trust preferred securities issued in July 2006 and at a current rate of LIBOR+1.74% for the $8.0 million of trust preferred securities issued in December 2006. Distributions on the trust preferred securities are cumulative. Therefore, in accordance with generally accepted accounting principles, the Corporation will continue to accrue the monthly cost of the trust preferred securities as it has since issuance. Total interest deferred through September 30, 2013 is $1.2 million.

A summary of the Subordinated Deferrable Interest Debentures issued and outstanding follows:

	Amount Outstanding at				Distribution
	September 30,				Payment
Name	2013	2012	Rate	Maturity	Frequency

Provident Community Bancshares Capital Trust I	$4,000,000	$4,000,000	2.01%	October 1, 2036	Quarterly
Provident Community Bancshares Capital Trust II	8,000,000	8,000,000	2.01%	March 1, 2037	Quarterly
Total	$12,000,000	$12,000,000

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

Fair Value Hierarchy

ASC 820-10-15 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets recorded at fair value on a recurring basis by level within the hierarchy as of September 30, 2013 and December 31, 2012 (in thousands).

		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
Government Sponsored Enterprises	$118,307	$118,307	$--	$--
Trust Preferred Securities	5,339	--	3,543	1,796
Total Investment Securities	123,646	118,307	3,543	1,796
Mortgage-Backed and Related Securities	53,068	--	53,068	--
Total	$176,714	$118,307	$56,611	$1,796

		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Investment Securities:
Government Sponsored Enterprises	$123,679	$123,679	$--	$--
Trust Preferred Securities	4,335	--	2,788	1,547
Total Investment Securities	128,014	123,679	2,788	1,547
Mortgage-Backed and Related Securities	41,200	--	41,200	--
Total	$169,214	$123,679	$43,988	$1,547

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2013.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3) (in thousands)
Investment Securities
Available-for-Sale
Beginning balance at June 30, 2013	$1,693
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	103
Purchases, sales, issuances and settlements, net	--
Ending balance at September 30, 2013	$1,796

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3) (in thousands)
Investment Securities
Available-for-Sale
Beginning balance at December 31, 2012	$1,547
Transfers into Level 3	--
Total gains/ (losses) included in:
Net loss	--
Other comprehensive income	253
Purchases, sales, issuances and settlements, net	(4)
Ending balance at September 30, 2013	$1,796

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

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows: (in thousands)

	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	General Range Of Significant Unobservable Input Values
Impaired loans	$16,345	Appraised Value/ Discounted Cash Flows Market Value of Note	Appraisals and/or sales of comparable properties/ Independent quotes	0-25%
Other real estate owned	4,891	Appraised Value/ Comparable Sales/ Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/ Independent quotes	0-40%
Assets at fair value	$21,236

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2013
Financial Instruments - Assets
Loans	$117,411	$123,188	--	--	$123,188

Financial Instruments – Liabilities
Time deposits	$106,806	$106,902	$--	$106,902	$--
Securities sold under agreements
to repurchase	5,119	5,119	--	5,119	--
Subordinated debentures	12,372	12,372	--	12,372	--

December 31, 2012
Financial Instruments - Assets
Loans	$123,414	$123,553	--	--	$123,553

Financial Instruments – Liabilities
Time deposits	$117,167	$117,723	$--	$117,723	$--
Securities sold under agreements
to repurchase	6,280	6,280	--	6,280	--
Subordinated debentures	12,372	12,372	--	12,372	--

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

Under the terms of the TARP Preferred Stock, the Corporation is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year.  Dividend payments may be deferred, but the dividend is cumulative and failure to pay dividends for six dividend periods may trigger board appointment rights for the holder of the TARP Preferred Stock. The Corporation exercised its right on July 22, 2010 to defer its regular quarterly cash dividend on its TARP Preferred Stock. Total deferred dividends through September 30, 2013 are $1.4 million. No action has been taken by the holder of the TARP Preferred Stock regarding board appointments.

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

The general component includes a stratification of loan categories subdivided by residential mortgage, commercial, commercial real estate and consumer loans. These stratifications are further divided into individual segments by call report groupings. The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. The allowance for each portfolio segment is developed from a combination of factors that reflects management’s best judgment of the extent to which environmental factors, current trends and historical loss levels are accurate indicators of current losses in the portfolio. Each category is rated for all loans including pass rated groups, special mention loans, and adversely classified nonimpaired credits. The weights assigned to each performing group is developed from previous loan loss experience and as the loss experience changes, the category weight is adjusted accordingly. In addition, as the amount of loans in each category increases and decreases, the provision for loan loss calculation adjusts accordingly. Recovery of the carrying value of loans is dependent to some extent on the future economic environment and operating and other conditions that may be beyond the Corporation’s control.  Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance (and future results of operation).

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

Income Taxes

Some of the more critical judgments supporting the deferred tax asset amount include judgments about the recovery of these accrued tax benefits.  Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities. These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies. Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences projected to occur, management established a valuation allowance of $9.1 million to reduce the recorded deferred tax asset to a net realizable value. The current year expense reflects a $1.1 million write-down of deferred tax assets due to lower future earnings valuations.

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

Financial Condition

Assets

Assets decreased $17.3 million, or 4.9%, to $332.6 million at September 30, 2013 from $349.9 million at December 31, 2012. The decrease in assets was due primarily to the reduction in cash and cash equivalents, loans and other real estate owned, offset by an increase in securities. Net loans decreased $6.0 million from December 31, 2012 to September 30, 2013, due primarily to a significant reduction in loan demand as a result of economic conditions in South Carolina and more stringent underwriting standards. Investment securities at September 30, 2013 increased $7.5 million, or 4.4%, to $176.7 million from $169.2 million at December 31, 2012, primarily due to a increase in mortgage-backed securities, offset by a decrease in securities of government sponsored enterprises. Federal funds sold at September 30, 2013 decreased $14.7 million to $5.6 million from $20.3 million at December 31, 2012 as such funds were used to purchase mortgage-backed securities and to fund deposit outflows.

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and FHLB borrowings. The average yield on investments at September 30, 2013 was 2.20% compared to 1.90% at December 31, 2012.

The carrying values of the investment securities at September 30, 2013 and December 31, 2012 and percentage of each category to total investments are as follows: (dollars in thousands)

	September 30, 2013		December 31, 2012
Available for sale:	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio

Investment Securities:
Government Sponsored Enterprises	$118,307	66.95%	$123,679	73.09%
Trust Preferred Securities	5,339	3.02	4,335	2.56
Total Investment Securities	123,646	69.97	128,014	75.65
Mortgage-Backed Securities	53,068	30.03	41,200	24.35
Total	$176,714	100.00%	$169,214	100.00%

The Corporation accounts for investment securities in accordance with FASB ASC Topic 320: Investments in Debt and Equity Securities. In accordance with FASB ASC Topic 320, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held to maturity” securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held to maturity or trading securities are classified as “available for sale” securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All securities were classified as available for sale at September 30, 2013.

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

The amortized cost and fair value of investment securities are summarized as follows:

Available for Sale - Securities classified as available for sale consisted of the following (in thousands):

	As of September 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
Government Sponsored Enterprises	$126,563	$--	$(8,256)	$118,307
Trust Preferred Securities	5,824	83	(568)	5,339
Total Investment Securities	132,387	83	(8,824)	123,646
Mortgage-Backed Securities:
Fannie Mae	28,081	36	(1,502)	26,615
Ginnie Mae	14,294	19	(172)	14,141
Freddie Mac	12,063	92	(115)	12,040
Collateralized Mortgage Obligations	273	--	(1)	272
Total Mortgage-Backed Securities	54,711	147	(1,790)	53,068
Total Available for Sale	$187,098	$230	$(10,614)	$176,714

	As of December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment Securities:
Government Sponsored Enterprises	$123,381	$324	$(26)	$123,679
Trust Preferred Securities	5,828	--	(1,493)	4,335
Total Investment Securities	129,209	324	(1,519)	128,014
Mortgage-Backed Securities:
Fannie Mae	11,950	72	(20)	12,002
Ginnie Mae	16,726	101	(72)	16,755
Freddie Mac	11,822	297	(--)	12,119
Collateralized Mortgage Obligations	317	7	(--)	324
Total Mortgage-Backed Securities	40,815	477	(92)	41,200
Total Available for Sale	$170,024	$801	$(1,611)	$169,214

The maturities of securities at September 30, 2013 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$2,819	$2,925
Due after one year through five years	8	8
Due after five years through ten years	39,857	37,793
Due after ten years	144,414	135,988
Total Investment and Mortgage-Backed Securities	$187,098	$176,714

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale

Government Sponsored Enterprises	$116,004	$8,059	$2,303	$197	$118,307	$8,256

Trust Preferred Securities	–	–	4,096	568	4,096	568

Mortgage-Backed Securities	37,506	1,532	5,061	258	42,567	1,790
Total	$153,510	$9,591	$11,460	$1,023	$164,970	$10,614

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

Cash flow analysis – A cash flow analysis following the guidance in ASC 320-10-35 is the primary evidence utilized in determining whether there is a credit-related issue with respect to the security. The basic methodology is to calculate the present value of the cash flows using a current effective yield. This calculation uses assumptions for default rates, prepayment speeds and discount rates. We have used 0% as assumed prepayment rates, default rates ranging from 1.2% to 3.6% and discount rates ranging from 100 basis points to 300 basis points. In conjunction with the process of determining the key assumptions, the Corporation also reviews the key financial information on the underlying issuers that are the collateral for the investment securities. The results of these analyses are used to determine estimates of default rates and also to provide additional information in determining the reasonableness of assumed prepayment rates. ASC 320-10-35 is used to measure credit loss for OTTI purposes. The change in the expected cash flows is reviewed to determine if OTTI should be recorded. The result calculated for the current quarter is then compared to the previous quarter's book value to determine if the change is “adverse.” The credit component of any impairment should be the difference between the book value and the projected present value for the current quarter.

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

Amounts in the following table are in thousands.

Security Name	Single/ Pooled	Class Tranche	Amortized Cost	Fair Value	Unrealized (Gain)Loss	Credit Portion	Other	YTD OTTI Total
Alesco II	Pooled	B-1	$1,161	$1,244	$(83)	$--	$--	$--
MM Com III	Pooled	B	511	416	95	--	--	--
PreTSL IV	Pooled	Mezz	152	136	16	--	--	--
Total			$1,824	$1,796	$28	$--	$--	$--

OTTI-Other Than Temporary Impairment

	Lowest Rating (1)	% of Current Performing	% Deferrals/ Defaults (2)	High	Low	Discount Margin (3)
Alesco II	C	85.51%	14.49%	1.20%	0.40%	4.65%
MM Com III	CC	70.00%	30.00%	1.20%	0.40%	5.05%
PreTSL IV	CCC	81.95%	18.05%	1.50%	0.75%	2.25%

Notes to table above:

(1)	Credit Ratings represent Moody’s and Fitch ratings (S&P does not rate this security).
(2)
The ratio represents the amount of specific deferrals/defaults that have occurred, plus those that are known or projected for the following quarters to the total amount of original collateral for a given security. Fewer deferrals/defaults produce a lower ratio.

(3)	Fair market value discount margin to LIBOR.

For the period ended September 30, 2013, the Corporation did not experience a credit-related other-than-temporary impairment on the pooled trust preferred securities portfolio but we have recorded a $1.5 million loss cumulatively since 2008 in this portfolio. All of these securities are in the Corporation’s available for sale portfolio. The previous impairment costs were charged to earnings in noninterest income as “Other-than-temporary-impairment write-down on securities”. The total securities impacted by credit-related other-than-temporary impairment have a current carrying value of $1.8 million and represent approximately 1.0% of available for sale securities. The Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities. The Corporation may conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

Loans

Net loans decreased to $117.4 million at September 30, 2013 compared to $123.4 million at December 31, 2012. The decrease was due to a significant reduction in loan demand as a result of economic conditions in South Carolina and more conservative underwriting standards. Consumer loans decreased $4.2 million, or 12.5%, and commercial loans, primarily lines of credit, and commercial real estate loans decreased $1.7 million, or 2.0%, for the period ended September 30, 2013.

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2013	December 31, 2012
Nonaccrual loans

Real estate	$1,226	$970
Commercial	7,469	9,569
Consumer	2,337	2,635
Total	11,032	13,174

Accruing troubled debt restructurings	2,321	4,187
Other real estate owned, net	4,891	9,174
Total nonperforming assets	$18,244	$26,535

Percentage of nonperforming loans to loans receivable, net	9.40%	14.07%
Percentage of nonperforming assets to total assets	5.48%	7.58%
Allowance for loan losses to total loans outstanding	3.26%	3.42%
Allowance for loan losses as a percent of nonperforming loans	35.49%	25.15%
Allowance for loan losses	$3,915	$4,367

Nonperforming assets decreased $8.3 million to $18.2 million at September 30, 2013, or 5.5% of total assets, as compared to $26.5 million or 7.6% of total assets at December 31, 2012, primarily due to a $2.1 million decrease in nonperforming commercial real estate loans and a $4.3 million decrease in other real estate owned. These assets are primarily supported by commercial real estate and are currently being carried at management’s best estimate of net realizable value, although further losses may be incurred on loans until the collateral has been acquired and liquidated or other arrangements can be made.

Interest income that would have been recorded for the nine months ended September 30, 2013 had nonaccruing loans been current in accordance with their original terms amounted to approximately $641,000.

Management has allocated specific reserves to its nonperforming assets that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. Specific reserves for nonperforming loans are allocated to the loan as a write-down after completion of the impairment analysis for all collateral dependent loans. These additional reserves are based on management’s evaluation of a number of factors, including the estimated value of the collateral supporting each of these loans. Management believes that the combination of additional reserves and established impairment of these loans will be adequate to account for the current risk associated with these loans as of September 30, 2013. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process. At September 30, 2013, criticized and classified loans, which include all nonperforming loans, totaled $21.1 million, compared to $23.9 million at December 31, 2012. Impaired loans totaled $18.4 million at September 30, 2013 compared to $25.8 million at December 31, 2012. The allowance for loan losses was $3.9 million at September 30, 2013. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the financial statements.

OREO decreased $4.3 million to $4.9 million at September 30, 2013 from $9.2 million at December 31, 2012, primarily as a result of property sales. OREO is carried at the lower of carrying value or fair value. Fair value  is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid balance as possible upon the sale of the properties in a reasonable period of time. The carrying values of these assets are believed to be representative of their fair market value, although the ultimate proceeds from the sale of these assets may not be equal to or greater than the carrying values.

Other real estate owned is summarized as follows (in thousands):

	September 30,	December 31,
	2013	2012

Balance at beginning of period	$9,174	$8,398
Foreclosures added during the period	1,117	2,423
Bank assets transferred to OREO	--	1,356
Sales of foreclosed property	(4,650)	(2,190)
Provision charged as a write-down	(750)	(813)
Balance at the end of period	$4,891	$9,174

Liabilities

Total liabilities decreased $8.1 million to $329.6 million at September 30, 2013 from $337.7 million at December 31, 2012. Deposits decreased $7.4 million to $270.1 million at September 30, 2013 from $277.5 million at December 31, 2012 with a $10.4 million decrease in time deposits, due to the current low interest rate environment, offset by a $2.9 million increase in demand deposits. Security agreements to repurchase decreased $1.2 million to $5.1 million at September 30, 2013 from $6.3 million at December 31, 2012 due to the maturity of these instruments.

Deposit accounts were as follows (dollars in thousands):

	September 30, 2013			December 31, 2012
	Rate	Balance	%	Rate	Balance	%

Account Type
NOW accounts:
Commercial noninterest-bearing	--	$43,312	16.04%	--	$38,346	13.82%
Noncommercial	0.27%	57,499	21.29%	0.32%	63,433	22.86%
Money market checking accounts	0.20%	28,045	10.38%	0.27%	27,842	10.03%
Regular savings	0.28%	34,395	12.74%	0.33%	30,693	11.06%
Total demand and savings deposits	0.19%	163,251	60.45%	0.23%	160,314	57.77%
Time deposits:
Up to 1.00%		88,130	32.63%		81,649	29.43%
1.01%-2.00%		18,676	6.92%		35,322	12.73%
2.01%- 3.00%		--	--%		150	0.05%
3.01%- 4.00%		--	--%		46	0.02%
Total time deposits	0.54%	106,806	39.55%	0.63%	117,167	42.23%
Total deposit accounts	0.33%	$270,057	100.00%	0.40%	$277,481	100.00%

The maturities of the advances from the FHLB are as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Balance	Wtd Avg Rate	Balance	Wtd Avg Rate

Contractual Maturity:
After three but within five years – adjustable rate	$22,500	3.59%	$24,000	4.10%

Greater than five years - adjustable rate	15,000	2.74%	13,500	3.52%

Total advances	$37,500	3.24%	$37,500	3.89%

The Bank pledges as collateral for the advances its investment securities and has entered into a blanket collateral agreement with the FHLB whereby the Bank maintains, free of other encumbrances, qualifying loans with unpaid principal balances equal to, when discounted at 50% to 75% of the unpaid principal balances, 100% of total advances.

Shareholders’ Equity

Shareholders’ equity decreased $9.2 million, or 75.3%, to $3.0 million at September 30, 2013 from $12.2 million at December 31, 2012 primarily due to a $6.2 million increase in unrealized losses on securities available for sale along with a net operating loss of $3.0 million. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The Corporation considers the length of time and extent to which the fair market value of available for sale securities have been less than cost to conclude that such securities are not other-than-temporally impaired.

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

At September 30, 2013, the Corporation’s investment in marketable securities totaled $176.7 million, all of which was available for sale. In addition, the Corporation had $5.6 million in federal funds sold at September 30, 2013 compared to $20.3 million at December 31, 2012. Approximately $58.6 million and $62.7 million of debt securities at September 30, 2013 and December 31, 2012, respectively, were pledged by the Corporation as collateral to secure deposits of the State of South Carolina, and Union, Laurens and York counties along with additional borrowings and repurchase agreements.

Outstanding loan commitments (including commitments to fund credit lines) totaled $13.6 million at September 30, 2013. Management of the Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation closely monitors its liquidity position on a daily basis. Time deposits that are scheduled to  mature in one year or less from September 30, 2013, totaled $75.6 million or 30.5% of total deposits. The Corporation relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Corporation will also offer special products to its customers to increase retention and to attract new deposits. Based upon the Corporation’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Corporation. If the Corporation requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances, securities sold under agreements to repurchase and lines of credit. At September 30, 2013, the Corporation had $37.5 million of FHLB borrowings and $5.1 million of securities sold under agreements to repurchase outstanding. At September 30, 2013, the Corporation had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $4.0 million and the ability to borrow an additional $29.0 million from secured borrowing lines. Lines of credit are available on a one-to-ten day basis for general purposes of the Corporation.  All of the lenders have reserved the right to withdraw these lines at their option.

Provident Community Bancshares, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Provident Community Bancshares is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures and preferred stock. Provident Community Bancshares’ primary source of income is dividends received from the Bank. The dividends that may be paid by the Bank to the Corporation are subject to legal limitations and regulatory capital requirements. The amount of dividends that the Bank may declare and pay to Provident Community Bancshares in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) cannot exceed retained net income for that year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. Further, the Corporation cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock have been paid. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on December 21, 2010, that prohibit the Bank from paying cash dividends to the Corporation.  See “Consent Order and Written Agreement”. For the three and nine month periods ended September 30, 2013, no cash dividends were declared or paid by the Bank or the Corporation.

The Corporation is exercising its right to defer the regularly scheduled quarterly distribution on its $12.4 million in subordinated debentures related to its two outstanding trust preferred security issuances and its regular quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”) issued to the U.S. Treasury Department in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. Total interest and dividends deferred through September 30, 2013 are $1.4 million.

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

The Bank is required by the consent order to maintain Tier 1 capital at least equal to 8% of adjusted total assets and total capital of at least 12% of risk-weighted assets. So long as the Bank is subject to the enforcement action executed with the OCC on December 21, 2010, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized under applicable regulations unless it achieves the higher thresholds required by the consent order. At September 30, 2013, the Bank did not meet the higher Tier 1 capital requirements required by the consent order and is evaluating alternatives to increase capital. The Bank’s capital category as of September 30, 2013 is determined solely for the purpose of applying the PCA restrictions and the Bank’s capital category as of September 30, 2013 may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

The following table presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank (in thousands).

					Minimum Capital Levels
	Actual		Regulatory Minimum		From Consent Order(1)

	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage ratio
Corporation	$13,027	3.82%	$13,628	4.00%	$	n/a	n/a	%
Bank	22,888	6.73	13,614	4.00		27,227	8.00
Tier 1 capital ratio
Corporation	13,027	7.65	6,807	4.00		n/a	n/a
Bank	22,888	13.48	6,793	4.00		n/a	n/a
Total risk-based capital ratio
Corporation	23,915	14.05	13,614	8.00		n/a	n/a
Bank	25,033	14.74	13,586	8.00		20,379	12.00

(1) Minimum capital amounts and ratios presented for the Bank as of September 30, 2013 are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital.

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $1.9 million at September 30, 2013.

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

In addition, the Consent Order required the Bank to develop a three-year capital plan, which includes, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital. The Consent Order also required the Bank to develop a strategic plan covering at least a three-year period, which among other things, included a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific Bank personnel who are responsible and accountable for the plan, and a description of systems to monitor progress. On March 19, 2011, the Bank’s Board submitted a written strategic plan and capital plan to the OCC covering a three-year period which included an action plan for increasing the Bank’s capital ratios to the minimums set forth in the Consent Order. The Consent Order also required the Bank to achieve and maintain total capital of at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets. The Bank has been working on efforts to achieve the Tier 1 capital levels imposed under the Consent Order.

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

In response to the Consent Order, the Bank:

•
Revised its loan policy and created a commercial real estate concentration management program.  The Bank also established a new loan review program to ensure the timely and independent identification of problem loans and  modified  its existing program for the maintenance of an adequate allowance for loan and lease losses;

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

Overall, the Bank is not well-capitalized and must increase its capital or it may face further regulatory action. If the Bank does not obtain additional capital or sell assets to reduce the size of its balance sheet to a level which can be supported by its capital levels, it will not meet the capital minimums set forth in the Consent Order. Failure to meet the minimum ratios set forth in the Consent Order could result in regulators taking additional enforcement actions against the Bank. Our ability to raise capital is contingent on the current capital markets and on its financial performance.

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

Off-Balance Sheet Risk

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Outstanding loan commitments (including commitments to fund credit lines) totaled $13.6 million at September 30, 2013. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The credit risk on these commitments is managed by subjecting each customer to normal underwriting and risk management processes. For the quarter ended September 30, 2013, the Corporation did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Results of operations for the three months ended September 30, 2013 and 2012

General

The Corporation recorded a net loss to common shareholders of $1.4 million for the three months ended September 30, 2013 as compared to a net loss to common shareholders of $12,000 for the same period in 2012. The loss in 2013 was primarily due to the charge-off of deferred tax assets of $1.1 million. In addition, there were no gains on the sale of investments for the quarter ended September 30, 2013 compared to $584,000 for the previous year comparable quarter.

Average Yields and Rates
   (dollars in thousands)

		Three Months Ended September 30,
		2013			2013
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Loans (1)	$121,762	$1,526	5.01%	$138,154	$1,775	5.14%
Mortgage-backed securities	53,857	269	2.00%	57,132	348	2.44%
Investment securities	134,999	784	2.32%	107,186	592	2.21%
Deposits and fed funds sold	7,937	1	0.05%	25,036	5	0.08%
Total interest earning assets	318,555	2,580	3.24%	327,508	2,720	3.32%
Noninterest earning assets	22,144			32,536
Total assets	$340,699			$360,044
Interest bearing liabilities:
Deposits	$231,893	235	0.41%	$247,815	312	0.50%
Floating rate junior subordinated deferrable interest debentures	12,372	63	2.04%	12,372	69	2.23%
FHLB advances and other borrowings	42,825	314	2.93%	49,970	448	3.59%
Total interest bearing liabilities	287,090	612	0.85%	310,157	829	1.07%
Noninterest bearing sources:
Noninterest bearing deposits	42,506			33,013
Noninterest bearing liabilities	4,627			4,200
Total liabilities	334,223			347,370
Shareholders’ equity	6,476			12,674
Total liabilities and shareholders’ equity	$340,699			$360,044
Net interest income		$1,968			$1,891
Interest rate spread (2)			2.39%			2.25%
Impact of noninterest bearing (3) deposits			0.07%			0.11%
Net interest margin (4)			2.46%			2.36%

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

Interest Income

Interest income decreased $140,000, or 5.2%, to $2.6 million for the three months ended September 30, 2013 as compared to the same period in 2012. Interest income on loans decreased by 14.0%, or $249,000, to $1.5 million for the three months ended September 30, 2013 from $1.8 million for the three months ended September 30, 2012, due primarily to lower average balances due to lower demand and due to a 13 basis point decrease in the average balance of loans due to the low interest rate environment. Interest on mortgage-backed securities decreased $79,000, or 22.7%, primarily due to lower interest rates and lower average balances. Interest on investment securities increased $192,000, or 32.4%, for the three months ended September 30, 2013 compared to the same period in 2012 due primarily to higher average balances higher interest rates.

Interest Expense

Interest expense decreased $217,000, or 26.2%, to $612,000 for the three months ended September 30, 2013 as compared to $829,000 for the three months ended September 30, 2012. Interest expense on deposit accounts decreased $77,000, or 24.7%, to $235,000 for the three months ended September 30, 2013 from $312,000 during the same period in 2012 due primarily to lower average balances, as a result of reductions in funding needs, and lower average costs due to lower market interest rates and an increase in core deposits. Interest expense on borrowings (including subordinated debentures) decreased $140,000, to $377,000 for the three months ended September 30, 2013 from $517,000 during the same period in 2012 due primarily to lower average balances as a result of the pay-down of $22 million in FHLB advances and due to lower average costs because of  lower market interest rates.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2013 to meet presently known and inherent risks in the loan portfolio.

During the three months ended September 30, 2013 and the previous year comparable period, a  provision for loan losses was not required due to improvement in the credit quality of the portfolio and a decrease in the size of the portfolio, offset by an increase in specific reserves and charge-offs. The increase in specific reserves was primarily due to additional allocations of $2.0 million to cover TDR concessions. Nonperforming loans decreased $4.8 million from $15.8 million at September 30, 2012 to $11.0 million at September 30, 2013. Nonperforming assets decreased $15.3 million to $18.2 million at September 30, 2013, or 5.5% of total assets, as compared to $33.5 million or 9.4% of total assets at September 30, 2012. Specific reserves for nonperforming loans at September 30, 2013 were $2.1 million compared to $1.8 million for nonperforming loans at September 30, 2012.

Loan charge-offs and recoveries consisted of the following for the three months ended September 30, 2013 and 2012. (In thousands)

	Commercial	Consumer	Residential	Total
September 30, 2013

Charge-offs	$205	$244	$--	$449
Recoveries	(27)	(23)	(2)	(52)
Net Charge-offs	$178	$221	$(2)	$397

	Commercial	Consumer	Residential	Total
September 30, 2012

Charge-offs	$59	$70	$6	$135
Recoveries	(64)	(--)	(--)	(64)
Net Charge-offs	$(5)	$70	$6	$71

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

NonInterest Income

Total noninterest income decreased $551,000, or 42.1%, to $759,000 for the three months ended September 30, 2013 from $1.3 million for the same period in the previous year. The decrease was due primarily to no gains on the sale of investments for the current year compared to a gain of $584,000 for the same period in the previous year.

NonInterest Expense

For the three months ended September 30, 2013, total noninterest expense decreased $50,000, or 1.7%. Compensation and employee benefits increased $265,000, or 25.8%, due primarily to staffing additions for the start up of a new residential mortgage loan department. Deposit insurance premiums expense decreased $24,000, or 11.1%, to $193,000 for the three months ended September 30, 2013 from $217,000 for the same period in 2012, due to a reduction in the deposit base. OREO and loan operations expense decreased $418,000 to $121,000 for the three months ended September 30, 2013 from $539,000 for the same period in 2012, due primarily to a decrease in write-downs and operating expenses for foreclosed loans. Other expense increased $106,000, or 47.5%, to $329,000 for the three months ended September 30, 2013 from $223,000 for the same period in 2012, due primarily to increases in loan expense due to loan appraisals required for impaired loans and deposit account charge-offs.

Income taxes

Expense for income taxes for the three months ended September 30, 2013 was $1.1 million as compared to $154,000 for the same period in 2012. The current period expense reflects a write-down of deferred tax assets due to lower future earnings valuations and the prior year period included $145,000 for a write-down of tax credits to the fair market value.

Results of operations for the nine months ended September 30, 2013 and 2012

General

The Corporation recorded a net loss to common shareholders of $3.3 million for the nine months ended September 30, 2013 as compared to a net loss to common shareholders of $189,000 for the same period in 2012. The increase in loss in 2013 was primarily due to a $1.1 million write-down of deferred tax assets along with the reduction in net interest income due primarily to lower loan balances due to economic conditions and higher underwriting standards, and an increase in noninterest expense, offset by the reduction of the provision for loan losses for the period ended September 30, 2013, due to a net reduction in loans of $6.0 million. In addition, the gain on the sale of investments was $24,000 for the period ended September 30, 2013 compared to $1.1 million for the previous year comparable period.

Average Yields and Rates
   (dollars in thousands)

		Nine Months Ended September 30,
		2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans (1)	$123,415	$4,568	4.94%	$146,211	$5,556	5.07%
Mortgage-backed securities	50,405	731	1.93%	63,616	1,115	2.34%
Investment securities	132,094	2,159	2.18%	103,559	1,835	2.36%
Deposits and fed funds sold	15,390	8	0.07%	22,267	13	0.08%
Total interest-earning assets	321,304	7,466	3.10%	335,653	8,519	3.38%
Non-interest-earning assets	26,185			33,695
Total assets	$347,489			$369,348
Interest-bearing liabilities:
Deposits	$237,200	770	0.43%	$257,367	1,030	0.53%
Floating rate junior subordinated deferrable interest debentures	12,372	190	2.05%	12,372	210	2.26%
FHLB advances and other borrowings	42,638	1,050	3.29%	57,958	1,622	3.73%
Total interest-bearing liabilities	292,210	2,010	0.92%	327,697	2,862	1.16%
Non-interest-bearing sources:
Non-interest-bearing deposits	40,983			25,358
Non-interest-bearing liabilities	4,403			3,963
Total liabilities	337,596			357,018
Shareholders’ equity	9,893			12,330
Total liabilities and shareholders’ equity	$347,489			$369,348
Net interest income		$5,456			$5,657
Interest rate spread (2)			2.18%			2.22%
Impact of non-interest-bearing (3) deposits			0.06			0.08
Net interest margin (4)			2.24%			2.30%

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

Interest Income

Interest income decreased $1.1 million, or 12.4%, to $7.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012. Interest income on loans decreased by 17.8%, or $988,000, to $4.6 million for the nine months ended September 30, 2013 from $5.6 million for the nine months ended September 30, 2012, due primarily to lower average balance of loans as a result of a decrease in demand and a 13 basis point decrease in the average yields on loans due to the low interest rate environment. Interest on mortgage-backed securities decreased $384,000, or 34.4%, primarily due to lower interest rates and lower average balances. Interest on investment securities increased $324,000, or 17.7%, for the nine months ended September 30, 2013 compared to the same period in 2012 due primarily to higher average balances offset by lower investment yields due to declining market interest rates.

Interest Expense

Interest expense decreased $852,000, or 29.8%, to $2.0 million for the nine months ended September 30, 2013 as compared to $2.9 million for the nine months ended September 30, 2012. Interest expense on deposit accounts decreased $260,000, or 25.2%, to $770,000 for the nine months ended September 30, 2013 from $1.0 million during the same period in 2012 due primarily to lower market interest rates and lower average balances as a result of lower funding needs. Interest expense on borrowings (including subordinated debentures) decreased $592,000, or 32.3%, to $1.2 million for the nine months ended September 30, 2013 as compared to the same period in the previous year due to lower average balances and lower market interest rates.

Provision for Loan Losses

During the nine months ended September 30, 2013, the provision for loan losses was $500,000 compared to $630,000 for the same period in the previous year. The decrease in provision in 2013 was a result of a decrease in the loan portfolio and in a decrease in nonperforming assets of $8.3 million to $18.2 million at September 30, 2013, or 5.5% of total assets, as compared to $26.5 million or 7.6% of total assets at December 31, 2012. In addition, the provision in 2013 reflects a decrease in the classified loan loss ratios that are derived from a three-year historical average.  Offsetting these decreases was an increase in specific reserves on nonperforming loans to $2.1 million for the nine months ended September 30, 2013 compared to $1.8 million for the same period in the previous year. The increase in specific reserves was primarily due to additional allocations of $2.0 million to cover TDR concessions. During the nine months ended September 30, 2013, bad debt charge-offs, net of recoveries, were $952,000 as compared to $675,000 for the same period in the previous year. The Corporation’s loan loss allowance was approximately 3.3% of the Corporation’s outstanding loan portfolio at September 30, 2013 and September 30, 2012.

Non-Interest Income

Total non-interest income decreased $1.0 million, or 33.2%, to $2.1 million for the nine months ended September 30, 2013 from $3.1 million for the same period in the previous year due primarily to lower gain on sale of investment securities. Gain on sale of investments was $24,000 from security sales of $1.7 million for the nine months ended September 30, 2013 compared to $1.1 million from security sales of $39.0 million for the same period in the previous year. Fees from financial services increased $53,000, or 2.7%, to $2.1 million for the nine months ended September 30, 2013 due to higher account charges on loan and deposit accounts.

Non-Interest Expense

For the nine months ended September 30, 2013, total non-interest expense increased $985,000, or 12.6%, to $8.8 million from $7.8 million for the same period in 2012. Compensation and employee benefits increased $428,000, or 13.6%, due primarily to staffing additions for the start up of a new residential mortgage loan department. Deposit insurance premiums expense decreased $33,000, or 5.4%, to $578,000 for the nine months ended September 30, 2013 from $611,000 for the same period in 2012, due to a reduction in the deposit base. Professional services expense decreased $14,000, or 2.7%, to $505,000 for the nine months ended September 30, 2013 from $519,000 for the same period in 2012 due primarily to lower legal expense. OREO and loan operations expense increased $394,000 to $1.0 million for the nine months ended September 30, 2013 from $614,000 for the same period in 2012, due primarily to higher costs associated with loan foreclosures and write-downs required to adjust other real estate owned to fair market value. Items processing expense decreased $6,000, or 3.0%, to $196,000 for the nine months ended September 30, 2013 from $202,000 for the same period in 2012, due primarily to lower NOW account balances due to rate reductions. Other expense increased $200,000, or 33.1%, to $805,000 for the nine months ended September 30, 2013 from $605,000 for the same period in 2012, due primarily to a higher loan expense as a result of new appraisals for impaired loans and deposit account charge-offs.

Income taxes

Expense for income taxes for the nine months ended September 30, 2013 was $1.2 million as compared to $167,000 for the same period in 2012. The current year expense reflects a write-down of deferred tax assets of $1.1 million due to lower future earnings valuations and the amortization of tax credits to the fair market value while the prior year period included $145,000 for a write-down of tax credits to the fair market value.

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

In May 2005, the Corporation implemented a share repurchase program under which the Board of Directors of the Corporation authorized the repurchase of up to 5% of the outstanding shares or 98,000 shares. The program was expanded by an additional 5%, or 92,000 shares, in August 2006. However, under the written agreement between the Corporation and the Federal Reserve Bank, the Corporation cannot repurchase its shares without the prior written consent of the Federal Reserve Bank. The Corporation did not repurchase any shares during the three months ended September 30, 2013 and 36,034 shares remain under the previously authorized plans.

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

The following materials from Provident Community Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) related notes.

*Furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT COMMUNITY BANCSHARES, INC.
(Registrant)

Date:	November 14, 2013	By: /s/ Dwight V. Neese
Dwight V. Neese, President and
Chief Executive Officer

Date:	November 14, 2013	By: /s/ Richard H. Flake
Richard H. Flake, Executive Vice President
and Chief Financial Officer